Form 10-Q
period 2020-06-30
Montrose Environmental Group, Inc.
filed 2020-08-31
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-39394

Montrose Environmental Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-4195044
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Park Plaza, Suite 1000 Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 988-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000004 per share	MEG	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of August 28, 2020, the registrant had 24,955,430 shares of common stock, $0.000004 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Unaudited Condensed Consolidated Statements of Financial Position	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	2
	Unaudited Condensed Consolidated Statements of Redeemable Series A-1 Preferred Stock, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ (Deficit) Equity	3
	Unaudited Condensed Consolidated Statements of Cash Flows	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
Signatures		48

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and restricted cash	$44,814	$6,884
Accounts receivable—net	43,255	45,927
Contract assets	22,775	13,605
Prepaid and other current assets	10,194	6,823
Total current assets	121,038	73,239
NON-CURRENT ASSETS:
Property and equipment—net	34,771	27,036
Goodwill	273,096	127,058
Other intangible assets—net	169,274	102,549
Deferred tax asset	1,465	—
Other assets	3,132	1,956
Compound embedded option	8,605	—
TOTAL ASSETS	$611,381	$331,838
LIABILITIES, REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$30,225	$29,585
Accrued payroll and benefits	15,230	11,032
Warrant options	46,978	16,878
Business acquisitions contingent consideration	36,395	8,614
Current portion of long term debt	4,653	7,143
Total current liabilities	133,481	73,252
NON-CURRENT LIABILITIES:
Other non-current liabilities	10,993	379
Deferred tax liabilities—net	—	3,530
Contingent put option	14,125	7,100
Long-term debt—net of deferred financing fees	198,089	145,046
Total liabilities	356,688	229,307
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SERIES A-1 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 12,000 at June 30, 2020 and December 31, 2019; aggregate liquidation preference of $152,199 and $141,898 at June 30, 2020 and December 31, 2019, respectively	139,881	128,822
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 and 0 at June 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $181,213 and $0 at June 30, 2020 and December 31, 2019, respectively.	152,928	—
STOCKHOLDERS’ DEFICIT:
Common stock, $0.000004 par value; authorized shares: 25,000,000; issued and outstanding shares: 9,164,746 and 8,370,107 at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in-capital	54,405	38,153
Accumulated deficit	(92,428)	(64,404)
Accumulated other comprehensive loss	(93)	(40)
Total stockholders’ deficit	(38,116)	(26,291)
TOTAL LIABILITIES, REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$611,381	$331,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
REVENUES	$73,766	$57,401	$134,797	$108,355
COST OF REVENUES (exclusive of depreciation and amortization shown below)	45,889	39,349	90,287	76,444
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	23,301	11,156	44,232	21,603
RELATED-PARTY EXPENSE	—	120	119	279
DEPRECIATION AND AMORTIZATION	9,784	6,401	17,344	12,850
(LOSS) INCOME FROM OPERATIONS	(5,208)	375	(17,185)	(2,821)
OTHER EXPENSE
Other income (expense)	21,933	(1,228)	(7,897)	(1,179)
Interest expense—net	(5,260)	(1,181)	(7,853)	(2,460)
Total other expenses—net	16,673	(2,409)	(15,750)	(3,639)
INCOME (LOSS) BEFORE BENEFIT FROM INCOME TAXES	11,465	(2,034)	(32,935)	(6,460)
INCOME TAXES BENEFIT	(1,759)	(1,712)	(4,911)	(896)
NET INCOME (LOSS)	$13,224	$(322)	$(28,024)	$(5,564)
EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	(90)	23	(53)	23
COMPREHENSIVE LOSS	13,134	(299)	(28,077)	(5,541)
ACCRETION OF REDEEMABLE SERIES A-1 PREFERRED STOCK	(5,644)	(4,777)	(11,059)	(9,311)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	7,580	(5,099)	(39,083)	(14,875)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— BASIC	10,649	8,647	9,718	8,602
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— BASIC	$0.71	$(0.59)	$(4.02)	$(1.73)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— DILUTED	19,139	8,647	9,718	8,602
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— DILUTED	$0.40	$(0.59)	$(4.02)	$(1.73)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

	Redeemable		Convertible and Redeemable						Notes	Accumulated
	Series A-1		Series A-2				Additional		Receivable	Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	from	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	(Loss) Income	(Deficit)
BALANCE—December 31, 2019	12,000	$128,822	—	$—	8,370,107	$—	$38,153	$(64,404)	$—	$(40)	$(26,291)
Net loss	—	—	—	—	—	—	—	(41,248)	—	—	(41,248)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	5,415	—	—	—	—	(5,415)	—	—	—	(5,415)
Stock-based compensation	—	—	—	—	—	—	1,150	—	—	—	1,150
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	37	37
BALANCE—March 31, 2020	12,000	$134,237	—	$—	8,370,107	$—	$33,888	$(105,652)	$—	$(3)	$(71,767)
Net income	—	—	—	—	—	—	—	13,224	—	—	13,224
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	5,644	—	—	—	—	(5,644)	—	—	—	(5,644)
Issuance of the convertible and redeemable series A-2 preferred stock	—	—	17,500	152,928	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,140	—	—	—	1,140
Common stock issued	—	—	—	—	794,639	—	25,021	—	—	—	25,021
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	(90)	(90)
BALANCE—June 30, 2020	12,000	$139,881	17,500	$152,928	9,164,746	$—	$54,405	$(92,428)	$—	$(93)	$(38,116)

	Redeemable		Convertible and Redeemable						Notes	Accumulated
	Series A-1		Series A-2				Additional		Receivable	Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	from	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	(Loss) Income	Equity (Deficit)
BALANCE—December 31, 2018	12,000	$109,206	—	$—	8,137,771	$—	$47,869	$(40,847)	$(122)	$—	$6,900
Net loss	—	—	—	—	—	—	—	(5,242)	—	—	(5,242)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	4,534	—	—	—	—	(4,534)	—	—	—	(4,534)
Stock-based compensation	—	—	—	—	—	—	1,228	—	—	—	1,228
Common stock issued	—	—	—	—	1,775	—	6	—	—	—	6
BALANCE—March 31, 2019	12,000	$113,740	—	$—	8,139,546	$—	$44,569	$(46,089)	$(122)	$—	$(1,642)
Net loss	—	—	—	—	—	—	—	(322)	—	—	(322)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	4,777	—	—	—	—	(4,777)	—	—	—	(4,777)
Stock-based compensation	—	—	—	—	—	—	1,294	—	—	—	1,294
Common stock issued	—	—	—	—	138,781	—	3,452	—	—	—	3,452
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	23	23
BALANCE—June 30, 2019	12,000	$118,517	—	$—	8,278,327	$—	$44,538	$(46,411)	$(122)	$23	$(1,972)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net Loss	$(28,024)	$(5,564)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debt	6,263	547
Depreciation and amortization	17,344	12,850
Stock-based compensation expense	2,290	2,522
Fair value changes in the contingent put option	7,025	—
Fair value changes in the compound embedded option	756	—
Fair value changes in the contingent liabilities	3,983	(926)
Deferred income taxes	(4,911)	(896)
Cloud computing costs	(1,346)	(96)
Other	983	1,506
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	7,427	(5,642)
Prepaid expenses and other current assets	(789)	(91)
Accounts payable and other accrued liabilities	(8,296)	130
Accrued payroll and benefits	1,886	51
Payment of contingent consideration and other assumed purchase price obligations	(6,175)	—
Net cash (used in) provided by operating activities	(1,584)	4,391
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,160)	(1,179)
Proprietary software development	(155)	(63)
Proceeds from net working capital adjustment related to acquisitions	2,819	—
Cash paid for acquisitions—net of cash acquired	(173,473)	(26,699)
Net cash used in investing activities	(173,969)	(27,941)
FINANCING ACTIVITIES:
Proceeds from line of credit	104,390	64,628
Payments on line of credit	(176,980)	(40,628)
Proceeds from term loans	175,000	—
Repayment of term loans	(48,750)	—
Payment of contingent consideration and other assumed purchase price obligations	(6,005)	(532)
Repayment of capital leases	(1,249)	(821)
Payments on deferred offering costs	(1,462)	—
Debt issuance cost	(4,866)	—
Debt extinguishment costs	(351)	—
Proceeds from issuance of common stock	21	95
Issuance of convertible and redeemable Series A-2 preferred stock and warrant	173,664	—
Net cash provided by financing activities	213,412	22,742
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	37,859	(808)
Foreign exchange impact on cash balance	71	(4)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	6,884	2,489
End of period	$44,814	$1,677
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$6,539	$2,025
Cash paid for income tax	$72	$859
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$814	$555
Property and equipment purchased under capital leases	$1,704	$2,136
Accretion of the Redeemable Series A-1 Preferred Stock to redeemable value	$11,059	$9,311
Acquisitions unpaid contingent liabilities	$44,994	$5,388
Common stock issued to acquire new businesses	$25,000	$3,363
Offering costs included in accounts payable and other accrued liabilities	$941	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Montrose Environmental Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share data)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 70 offices across the United States, Canada and Australia and over 1,700 employees. Montrose is highly acquisitive and, as of June 30, 2020, had completed 54 acquisitions since its inception.

Montrose is an environmental services company serving the recurring environmental needs of a diverse client base, including Fortune 500 companies and federal, state and local governments through the following three segments:

Assessment, Permitting and Response—Through its Assessment, Permitting and Response segment, Montrose provides scientific advisory and consulting services to support environmental assessments, environmental emergency response, and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. Montrose’s technical advisory and consulting offerings include regulatory compliance support and planning, environmental, ecosystem and toxicological assessments and support during responses to environmental disruption. Montrose helps clients navigate regulations at the local, state, provincial and federal levels.

Measurement and Analysis—Through its Measurement and Analysis segment, Montrose’s teams test and analyze air, water and soil to determine concentrations of contaminants as well as the toxicological impact of contaminants on flora, fauna and human health. Montrose’s offerings include source and ambient air testing and monitoring, leak detection and repair (“LDAR”) and advanced analytical laboratory services such as air, storm water, wastewater and drinking water analysis.

Remediation and Reuse—Through its Remediation and Reuse segment, Montrose provides clients with engineering, design, implementation and operations and maintenance (“O&M”) services, primarily to treat contaminated water, remove contaminants from soil or create biogas from waste. The Company does not own the properties or facilities at which it implements these projects or the underlying liabilities, nor does it own material amounts of the equipment used in projects; instead, the Company assists clients in designing solutions, managing projects and mitigating their environmental risks and liabilities at their locations.

Initial Public Offering—On July 27, 2020, the Company completed its initial public offering (“IPO”) of common stock, in which it sold 11,500,000 shares, including 1,500,000 shares issued pursuant to the underwriters full exercise on July 24, 2020 of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to the Company of approximately $161.3 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company’s common stock began trading on the New York Stock Exchange on July 23, 2020.

Basis of Presentation—The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. These condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2019. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All intercompany transactions, accounts and profits, have been eliminated in the condensed consolidated financial statements.

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements—The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and therefore intends to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. The Company has elected to use this extended transition period under the JOBS Act. The effective dates shown below reflect the election to use the extended transition period.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. Under the revised guidance, the accounting for awards issued to non-employees will be similar to the accounting for employee awards. The new guidance is effective for fiscal years beginning after December 15, 2019. The standard was adopted as of January 1, 2020 and did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The revised guidance eliminates Step 2 of the current goodwill impairment analysis test, which requires hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance was adopted as of January 1, 2020 and did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted— In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as LIBOR. ASU 2020-04 was effective upon issuance. The Company may elect to apply the guidance prospectively through December 31, 2022. The Company is evaluating the impact of the standard on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends certain guidance to promote consistent application. ASU 2019-12 is effective for the Company’s annual and interim periods beginning on January 1, 2021, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is evaluating the impact of the standard on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to trade receivables. The new guidance will be effective for the Company’s annual and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of the standard on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), to improve financial reporting regarding leasing transactions. The ASU primarily affects the accounting by the lessee in that it requires a lessee to recognize lease assets and liabilities, initially measured at the present value of the lease payments, on the balance sheets for those leases classified as operating leases under previous guidance. The new leasing standard is effective for the Company’s annual and interim periods beginning after December 15, 2021. The new leasing standard requires modified retrospective transition. The Company is currently evaluating the impact of the adoption of the updated standard on the condensed consolidated financial statements.

3. REVENUES AND ACCOUNTS RECEIVABLE

The Company’s main revenue sources derive from the following revenue streams:

Assessment, Permitting and Response Revenues—Assessment, Permitting and Response revenues are generated from multidisciplinary environmental consulting services. The majority of the contracts are fixed-price or time and material based.

Measurement and Analysis Revenues—Measurement and Analysis revenues are generated from emissions sampling, testing and reporting services, leak detection services, ambient air monitoring services and laboratory testing services. The majority of the contracts are fixed-price or time-and-materials based.

Remediation and Reuse Revenues—Remediation and Reuse revenues are generated from O&M services (on biogas and water treatment facilities), as well as remediation, monitoring and environmental compliance services. Services on the majority of O&M contracts are provided under long-term fixed-fee contracts. The majority of the remediation, monitoring and environmental compliance contracts are fixed price or time-and-materials based.

Disaggregation of Revenue—The Company disaggregates revenue by its operating segments. The Company believes disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue disclosures are provided in Note 20, Segment Information.

Contract Balances—The Company presents contract balances for unbilled receivables (contract assets), as well as customer advances, deposits and deferred revenue (contract liabilities) within contract assets and accounts payable and accrued expenses, respectively, on the condensed consolidated statements of financial position. Amounts are generally billed at periodic intervals (e.g., weekly, bi-weekly or monthly) as work progresses in accordance with agreed-upon contractual terms. The Company utilizes the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component as the period between when the Company transfers services to a customer and when the customer pays for those services is one year or less. Amounts recorded as unbilled receivables are generally for services the Company is not entitled to bill based on the passage of time. Under certain contracts, billing occurs subsequent to revenue recognition, resulting in contract assets. The Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.

The following table presents the Company’s contract balances:

	June 30, 2020	December 31, 2019
Contract assets	$22,775	$13,605
Contract liabilities	7,736	3,314

Contracts assets acquired through business acquisitions amounted to $6.5 million and $0.7 million as of June 30, 2020 and December 31, 2019, respectively. Contract liabilities acquired through business acquisitions amounted to $2.2 million as of December 31, 2019. Contract liabilities acquired through business acquisitions were not material as of June 30, 2020. Revenue recognized during the three and six months ended June 30, 2020, included in the contract liability balance at the beginning of the year was $0.3 million and $1.6 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior periods during the three and six months ended June 30, 2020 was not material.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of June 30, 2020 and December 31, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $15.3 million and $13.0 million, respectively. As of June 30, 2020, the Company expected to recognize approximately $14.0 million of this amount as revenue within the next year and $1.3 million the year after.

Accounts Receivable, Net—Accounts receivable, net as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Accounts receivable, invoiced	$50,359	$46,643
Accounts receivable, other	1,402	611
Allowance for doubtful accounts	(8,506)	(1,327)
Accounts receivable—net	$43,255	$45,927

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable are shown on the face of the condensed consolidated statements of financial position, net of an allowance for doubtful accounts. In determining the allowance for doubtful accounts, the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends. Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19. The COVID-19 pandemic has added uncertainty to the collectability of certain receivables, particularly in industries hard hit by the pandemic. As a result, the Company recorded a $6.3 million bad debt reserve during the first quarter of 2020. The bad debt adjustment included a $5.5 million reserve for one customer in the Company’s Remediation and Reuse segment in which management concluded to discontinue select service lines as of March 31, 2020 (Note 20). For all periods presented, no customer accounted for more than 10% of revenue or accounts receivable, net.

The allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 consisted of the following:

	Beginning Balance	Bad Debt Expense	Charged to Allowance	Other(1)	Ending Balance
Six months ended June 30, 2020	$1,327	$6,263	$(122)	$1,038	$8,506
Year ended December 31, 2019	453	1,246	(556)	184	1,327

(1)	This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Deposits	$662	$605
Prepaid expenses	1,288	1,235
Prepaid insurance	2,539	170
Supplies	2,313	2,368
Offering costs	2,403	1,240
Income tax receivable	989	1,205
Prepaid and other current assets	$10,194	$6,823

5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost or estimated fair value for assets acquired through business combinations. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including options that are deemed to be reasonably assured, or the estimated useful life of the improvement.

Property and equipment, net, as of June 30, 2020 and December 31, 2019 consisted of the following:

	Estimated Useful Life	June 30, 2020	December 31, 2019
Lab and test equipment	7 years	$17,219	$14,810
Vehicles	5 years	12,658	11,073
Equipment	3–7 years	30,747	29,922
Furniture and fixtures	7 years	2,798	1,119
Leasehold improvements	7 years	6,633	5,954
Aircraft	10 years	834	—
Building	39 years	2,975	—
		73,864	62,878
Land		725	—
Construction in progress		—	796
Less accumulated depreciation		(39,818)	(36,638)
Total property and equipment—net		$34,771	$27,036

Total depreciation expense included on the condensed consolidated statements of operations was $2.0 million and 4.0 million for the three and six months ended June 30, 2020, respectively. Total depreciation expense included on the condensed consolidated statements of operations was $1.9 million and $3.8 million for the three and six months ended June 30, 2019, respectively.

6. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired several businesses during the six months ended June 30, 2020 and 2019. The results of each of those acquired businesses are included in the condensed consolidated financial statements beginning on the respective acquisition dates. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

The identifiable intangible assets for acquisitions are valued using the excess earnings method discounted cash flow approach for customer relationships, the relief from royalty method for trade names, the patent and external proprietary software, the “with and without” method for covenants not to compete and the replacement cost method for the internal proprietary software  by incorporating Level 3 inputs as described under the fair value hierarchy of ASC 820. These unobservable inputs reflect the Company’s own assumptions about which assumptions market participants would use in pricing an asset on a non-recurring basis. These assets will be amortized over their respective estimated useful lives.

Other purchase price obligations (primarily deferred purchase price liabilities and target working capital liabilities) and contingent consideration outstanding from acquisitions are included on the condensed consolidated statements of financial position in accounts payable and other accrued liabilities, other non-current liabilities for long term payables and accounts receivable-net for any working capital deficit receivable balance. These obligations are scheduled to be settled if certain performance thresholds are met.

The Company considers several factors when determining whether or not contingent consideration liabilities are part of the purchase price, including the following: (i) the valuation of its acquisitions is not supported solely by the initial consideration paid, (ii) the former stockholders of acquired companies that remain as key employees receive compensation other than contingent consideration payments at a reasonable level compared with the compensation of the Company’s other key employees and (iii) contingent consideration payments are not affected by employment termination. The Company reviews and assesses the estimated fair value of contingent consideration at each reporting period.

External transaction costs related to business combinations totaled $3.8 million and $1.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively and $2.5 million and $0.9 million for the three months ended June 30, 2020 and June 30, 2019, respectively. These costs are expensed within the selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

The cash payment made to acquire The Center for Toxicology and Environmental Health, LLC (“CTEH”) was funded through the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 17) and the common stock portion of the purchase price was funded through the issuance of 791,139 shares of common stock. Cash payments made to acquire businesses during the six months ended June 30, 2019 were funded through the Company’s prior senior secured credit facility (Note 13).

Acquisition completed during the Six Months Ended June 30, 2020

The Center for Toxicology and Environmental Health, LLC—In April 2020, the Company completed the acquisition of CTEH by acquiring 100% of its membership interests. CTEH is an environmental consulting company headquartered in Arkansas that specializes in environmental response and toxicology. The transaction qualified as an acquisition of a business and is accounted for as a business combination. The following table summarizes the elements of the purchase price of CTEH:

	Cash	Common Stock	Other Purchase Price Component	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
CTEH	$175,000	$25,000	$(2,884)	$34,451	$10,543	$242,110

The contingent consideration elements of the purchase price of CTEH’s acquisition is related to earn-outs which are based on the expected achievement of revenue or earnings thresholds as of the date of the acquisition and for which the maximum potential amount is limited. The first year earnout is to be calculated at twelve times CTEH’s 2020 EBITDA (as defined in the purchase agreement) in excess of $18.3 million, with a maximum first year earn-out payment of $50.0 million. The second year earn-out is to be calculated at ten times CTEH’s 2021 EBITDA in excess of actual 2020 EBITDA (with actual 2020 EBITDA subject to a minimum of $18.3 million and a maximum of $22.5 million), with a maximum second year earn-out payment of $30.0 million. The 2020 earn out was initially payable 100% in common stock, but as a result of the completion of the Company’s IPO (Note 23), 50% of any 2020 earnout payment will be payable in cash and 50% will be payable, at the Company’s election, in cash or shares of common stock. The

2021 earn out, if any, is payable 100% in cash. The current portion of the contingent consideration is recorded in accounts payable and other accrued liabilities. The long term portion of the contingent consideration is recorded in other non-current liabilities.

The preliminary purchase price attributable to the acquisition was allocated as follows:

Cash	$1,527
Accounts receivable	17,059
Other current assets	1,265
Current assets	19,851
Property plant and equipment	7,042
Customer relationships	56,000
Trade names	4,200
Covenants not to compete	4,000
Proprietary software	14,700
Goodwill	146,038
Total assets	251,831
Current liabilities	9,721
Total liabilities	9,721
Purchase price	$242,110

The results of operations of CTEH since the acquisition date have been combined with those of the Company. The Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2020 includes revenue and pre-tax income of $14.6 million and $1.2 million, respectively, related to the CTEH acquisition. CTEH is included in the Company’s Assessment, Permitting and Response segment.

The weighted average useful lives for the acquired customer relationships and internal proprietary software for this acquisition are 15 years and 3 years, respectively. The weighted average useful lives for the acquired tradenames, covenants not to compete and external proprietary software for this acquisition is 5 years.

Goodwill associated with the CTEH acquisition is deductible for income tax purposes.

Acquisitions completed during the Six Months Ended June 30, 2019

Golden Specialty, Inc.—In March 2019, the Company acquired all of the assets and operations of Golden Specialty, Inc. (“Golden”), an air testing laboratory in Texas. Golden expands the Company’s air measurement and analysis capabilities in the Gulf Coast region.

Target Emission Services Inc.—In April 2019, the Company acquired 100% of the issued and outstanding capital stock of Target Emission Services, Inc. (“TES”), an emission detection company in Canada. TES expands the Company’s LDAR business, increasing the geographic footprint in Canada and initiating growth into international markets.

Target Emission Services USA LP—In April 2019, the Company acquired 100% of the issued and outstanding capital stock of Target Emission Services USA LP (now Target Emission Services USA LLC) (“TESUS”), an emission detection company in the United States. TESUS expands the Company’s LDAR business throughout the United States.

Air Water & Soil Laboratories, Inc.—In June 2019, the Company acquired 100% of the issued and outstanding capital stock of Air Water & Soil Laboratories, Inc. (“AWS”), a provider of air, water, and soil testing in the mid-Atlantic region. AWS expands the Company’s air, water, and soil environmental lab services in the East Coast.

The following table summarizes the elements of purchase price of the acquisitions completed during the six months ended June 30, 2019:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
Golden	$1,500			$477	$1,977
TES	2,359	322	25	4,911	7,617
TESUS	18,683	3,041	1,495	—	23,219
AWS	6,020	—	150	—	6,170
	$28,562	$3,363	$1,670	$5,388	$38,983

Contingent consideration elements of the purchase price of these acquisitions are related to earn-outs which are based on the expected achievement of revenue or earnings thresholds by the applicable business as of the date of the acquisition and for which the maximum potential amount to be earned is generally not limited.

The purchase price attributable to the acquisitions was allocated as follows:

Cash	$1,863
Accounts receivable	2,670
Other current assets	31
Current assets	4,564
Property and equipment	2,450
Customer relationships	11,823
Trade names	463
Covenants not to compete	1,661
Proprietary software	2,560
Goodwill	17,893
Total assets	41,414
Current liabilities	748
Non- current liabilities	1,683
Total liabilities	2,431
Purchase price	$38,983

The weighted average useful lives for the acquired customer relationships, trade names, covenants not to compete and proprietary software for these acquisitions are 10 years, 1.5 years, 4 years and 3 years, respectively.

For the acquisitions completed during the six months ended June 30, 2019, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s three and six months ended June 30, 2019 condensed consolidated statement of operations includes revenue of $1.6 million and pre-tax income of $0.8 million, respectively, related to these acquisitions. The TES, TESUS and AWS acquisitions are included in the Company’s Measurement and Analysis segment.

Goodwill associated with the acquisitions completed during the six months ended June 30, 2019 is not deductible for income tax purposes.

Supplemental Unaudited Pro-Forma—The unaudited condensed consolidated financial information summarized in the following table gives effect to the CTEH acquisition and the 2019 acquisitions discussed above assuming they occurred on January 1, 2019. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2019, nor does the information purport to reflect results for any future period.

	Three months ended June 30,
	2020			2019
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$73,766	$31,253	$105,019	$57,401	$59,565	$116,966
Net income (loss)	13,224	10,288	23,512	(322)	19,971	19,649

	Six months ended June 30,
	2020			2019
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$134,797	$31,253	$166,050	$108,355	$88,908	$197,263
Net (loss) income	(28,024)	10,288	(17,736)	(5,564)	25,959	20,395

7. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill as of June 30, 2020 and December 31, 2019 are as follows:

	Assessment, Permitting and Response	Measurements and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2019	$15,173	$68,628	$43,257	$127,058
Goodwill acquired during the period	146,038	—	—	146,038
Balance as of June 30, 2020	$161,211	$68,628	$43,257	$273,096

Amounts related to finite-lived intangible assets as of June 30, 2020 and December 31, 2019 are as follows:

June 30, 2020	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	7–15 years	$164,782	$44,665	$120,117
Covenants not to compete	4–5 years	29,832	19,424	10,408
Trade names	1–5 years	16,943	11,518	5,425
Proprietary software	3-5 years	19,561	2,865	16,696
Patent	16 years	17,479	851	16,628
Total other intangible assets—net		$248,597	$79,323	$169,274

December 31, 2019	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	7–10 years	$108,782	$36,700	$72,082
Covenants not to compete	4–5 years	25,832	17,572	8,260
Trade names	1–5 years	12,738	10,230	2,508
Proprietary software	3 years	3,885	1,359	2,526
Patent	16 years	17,479	306	17,173
Total other intangible assets—net		$168,716	$66,167	$102,549

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $7.8 million and $13.3 million for the three and six months ended June 30, 2020, respectively and $4.5 million and $9.1 million for the three and six months ended June 30, 2019, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2020 (remaining)	$15,106
2021	28,043
2022	23,958
2023	20,005
2024	16,929
Thereafter	65,233
$169,274

8. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accounts payable	$12,255	$15,034
Accrued expenses	9,931	10,733
Contract liabilities	7,736	3,314
Other current liabilities	303	504
Total accounts payable and other accrued liabilities	$30,225	$29,585

9. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accrued bonuses	$3,810	$3,449
Accrued paid time off	2,206	2,154
Accrued payroll	7,174	4,470
Accrued other	2,040	959
Total accrued payroll and benefits	$15,230	$11,032

10. INCOME TAXES

The Company calculates its interim income tax provision in accordance with Accounting Standard Codification Topic 270, Interim Reporting (“ASC 270”), and ASC 740.  The Company’s effective tax rate (“ETR”) from continuing operations was (15.3)% and 84.2% for the three months ended June 30, 2020 and June 30, 2019 and 14.9% and 14.0% for the six months ended June 30, 2020 and June 30, 2019, respectively, and the Company recorded income tax benefits of $1.8 million and $1.7 million for the three months ended June 30, 2020 and June 30, 2019, respectively and income tax benefits of $4.9 million and $0.9 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The difference between the ETR and federal statutory rate of 21% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes, state and foreign income tax provisions and Global Intangible Low Taxed Income (“GILTI”).

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment.  As of June 30, 2020 and December 31, 2019, the Company expected its net deferred tax assets will more-likely-than-not be realized and did not record a valuation allowance.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority.  The Company has determined it has no uncertain tax positions as of June 30, 2020. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. Under ASC 740, the effects of new legislation are recognized upon enactment.  Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the six months ended June 30, 2020.  These provisions did not have a material impact on the income tax provision. The Company anticipates deferring the employer side social security payments for payroll paid for the remainder of 2020 as permitted by the CARES Act.

11. WARRANT OPTIONS

In October 2018, in connection with the issuance of the Redeemable Series A-1 Preferred Stock, the Company issued a detachable warrant to acquire 534,240 shares of common stock at a price of $0.01 per share at any given time during a period of ten years beginning on the instrument’s issuance date. The fair value of this warrant was determined to be $16.9 million as of June 30, 2020 and December 31, 2019. The warrant option will be fair valued at each reporting period until exercised. Fair value adjustments recorded in other income (expense) on the condensed consolidated statements were not material for the three and six months ended June 30, 2020, respectively and $1.5 million for the three and six months ended June 30, 2019, respectively. The warrant was exercised in full for cash on July 30, 2020 (Note 23).

In April 2020, in connection with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock, the Company issued a detachable warrant to acquire 1,351,960 shares of common stock at a price of $0.01 per share at any time following the occurrence of a qualifying IPO, a sale of the Company, or a redemption in full of the Series A-1 preferred stock (each, an “Adjustment Event”), with an expiration date of ten years from the instrument’s issuance date. The number of shares underlying the warrant and issuable upon exercise was subject to adjustment based upon the price per share of common stock upon the occurrence of an Adjustment Event (Note 17) to reflect an aggregate value of $30.0 million. The fair value of this warrant was determined to be $30.1 million as of June 30, 2020. The warrant option will be fair valued at each reporting period until exercised. Fair value adjustments recorded in other income (expense) on the condensed consolidated statements were not material for the three months ended June 30, 2020. The warrant was exercised in full for cash on July 30, 2020 (Note 23).

12. CONTINGENT PUT OPTION

As of June 30, 2019, the Company determined that the fair value of the contingent put option related to the Redeemable Series A-1 Preferred Stock was immaterial as the probability of the feature being exercised was considered remote. As of June 30, 2020 and December 31, 2019, the contingent put option issued in connection with the Redeemable Series A-1 Preferred Stock had a fair value of $14.1 million and $7.1 million, respectively. The change in value of $22.6 million and $7.0 million for the three and six months ended June 30, 2020 was recorded to other income (expense). The contingent put option was redeemed in July 2020 (Note 23).

13. DEBT

Debt as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Term Loan Facility	$175,000	$48,750
Revolving Line of Credit	25,000	97,590
Capital leases	3,899	3,765
Other leases	5	12
Equipment line of credit	3,420	3,124
Less deferred debt issuance costs	(4,582)	(1,052)
Total debt	202,742	152,189
Less current portion of long term debt	(4,653)	(7,143)
Long-term debt, less current portion	$198,089	$145,046

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as discounted against the underlying debt instrument. These costs are amortized to interest expense over the terms of the underlying debt instruments.

Revolving Line of Credit and Term Loan Facility— On April 13, 2020, the Company entered into a Unitranche Credit Agreement (the “New Credit Facility”) providing for a new $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility and repaid all amounts outstanding under the prior senior secured credit facility. As a result of the redemption in full of the Company’s Redeemable Series A-1 Preferred Stock in connection with the Company’s IPO, the facility matures in April 2025 (Note 23). The term loan and the revolver bear interest at LIBOR plus 5.0% with a 1.0% LIBOR floor or the base rate plus 4.0% and LIBOR plus 3.5% or the base rate plus 2.5%, respectively. The revolver is also subject to an unused commitment fee of 0.35%. The Term Loan has quarterly repayments starting on September 30, 2020 of $0.5 million, increasing to $1.1 million on September 30, 2021 and further increasing to $1.6 million on September 30, 2022, with the remaining outstanding principal amount due on the maturity date. The Company has the option to borrow incremental term loans up to an aggregate principal amount of $100.0 million subject to satisfaction of certain conditions, including the borrower’s pro forma compliance with the financial covenants under the New Credit Facility. Immediately after giving effect to the incurrence of any such incremental term loans, the unitranche lenders must collectively hold at least 70% of all pari passu debt of all lenders under the credit facility. The existing lenders are not obligated to participate in any incremental term loan facility.

The New Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change the Company’s lines of business, enter into transactions with affiliates and other corporate actions. The New Credit Facility also contains financial covenants requiring the Company to remain below a maximum consolidated total leverage ratio of 4.25 times, which steps down to 4.00 times beginning December 31, 2021 and then to 3.75 times beginning December 31, 2022, and a minimum consolidated fixed charge coverage ratio of 1.25 times. The New Credit Facility contains mandatory prepayment features upon a number of events, including with the proceeds of certain asset sales, proceeds from the issuance of any debt and proceeds of the capital contribution amounts contributed to cure a financial covenant default. The New Credit Facility also includes mandatory prepayments of 50.0% of excess cash flow minus voluntary prepayments of the term loan and, solely to the extent accompanied by a permanent reduction in the revolving commitment, the revolver, if the Company’s consolidated total leverage ratio for the year ending December 31, 2020 is greater than or equal to 3.25 times and, for any year thereafter, the amount of any such mandatory prepayment shall be reduced to 25.0% of excess cash flow if the leverage ratio is less than 3.00 times.

The weighted average interest rate on the New Credit Facility as of June 30, 2020 was 5.91%.

The New Credit Facility contains a number of customary events of default related to, among other things, the non-payment of principal, interest or fees, violations of covenants, inaccuracy of representations or warranties, certain bankruptcy events, default in payment under or the acceleration of other indebtedness and certain change of control events. In the event of a default, subject to varying cure periods and rights for certain events of default, the required lenders may, at their option, declare the commitments to fund the credit facility to be terminated.

The Company’s obligations under the credit facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

Prior Senior Secured Credit Facility—As of December 31, 2019, the Company’s Prior Senior Secured Credit Facility (the “Prior Senior Credit Facility”) consisted of a $50.0 million term loan and a $130.0 million revolving credit facility.

Borrowings under the Credit Facility borne interest at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) Lender A’s prime rate and (c) Eurodollar Rate, which is based on LIBOR, (using a one-month period plus 1.0%), plus the applicable margin, as the Company elects. The applicable margin means a percentage per annum determined in accordance with the following table as of December 31, 2019:

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee	Eurodollar Rate Loans and LIBOR Letter of Credit Fee	Daily Floating Rate Loans	Rate Loans
1	> 3.75 to 1.0	0.50%	4.00%	4.00%	3.00%
2	≤ 3.75 to 1.0 but > 3.00 to 1.0	0.50	3.50	3.50	2.50
3	≤ 3.00 to 1.0 but > 2.25 to 1.0	0.40	3.00	3.00	2.00
4	< 2.25 to 1.0	0.30	2.50	2.50	1.50

As of December 31, 2019, the Company fell within Pricing Tier 2 and the Company was subject to a fixed charge coverage ratio of greater than 1.25 and a consolidated total leverage ratio of lower than 4.00. The weighted average interest rate on the Prior Senior Credit Facility as of March 31, 2020 was 4.95%.

The Prior Senior Secured Credit Facility was repaid in full on April 13, 2020 via proceeds from the issuance of the New Credit Facility. The resulting loss on extinguishment amounted to $1.4 million, of which $0.4 million was related to fees paid and $1.0 related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense-net within the condensed consolidated statement of operations for the three and six months ended June 30, 2020.

Equipment Line of Credit—On March 12, 2019, the Company increased its equipment line of credit facility for the purchase of equipment and related freight, installation costs and taxes paid for an additional amount not to exceed $2.0 million. On May 16, 2019, the Company entered into a Canadian equipment line of credit facility for an amount not to exceed $1.0 million Canadian dollars. Interest on the line of credit is determined based on a three-year swap rate at the time of funding.

Capital Lease Obligations—The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are being amortized over the shorter of their related lease terms or their estimated useful lives ranging from four to six years. The gross amount of assets under capital leases as of June 30, 2020 and December 31, 2019 was $7.3 million and $6.9 million, respectively. The amortization of assets under capital leases was $0.6 million and $1.1 million for the three and six months ended June 30, 2020, respectively and $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively and was included in depreciation and amortization on the condensed consolidated statements of operations. All capital leases (including those purchased through the Company’s equipment line of credit) mature by 2025 as follows:

June 30,	Payments	Interest	Principal
2021	$2,863	$397	$2,466
2022	2,424	300	2,124
2023	1,872	182	1,690
2024	940	57	883
2025	158	2	156
	$8,257	$938	$7,319

The following is a schedule of the aggregate annual maturities of long-term debt presented on the condensed consolidated statement of financial position, based on the terms of the credit facility, capital lease obligations and equipment line of credit as of June 30, 2020:

June 30,
2021	$4,653
2022	2,130
2023	1,690
2024	883
2025	197,968
Total	$207,324

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2020 and December 31, 2019, the following financial assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	June 30,	December 31,
Level 3 Assets	2020	2019
Compound embedded option	$8,605	$—

Level 3 Liabilities
Contingent consideration payable, current	$36,395	$8,614
Contingent consideration payable, long term	9,117	379
Contingent put option	14,125	7,100
Warrant options	46,978	16,878
Total	$98,010	$32,971

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for the six months ended June 30, 2020 and June 30, 2019:

	Level 3
	Assets	Liabilities
	Compound Embedded Option	Contingent Consideration Current(1)	Contingent Consideration Long Term(2)	Contingent Put Option	Warrant Options	Total
Balance—at December 31, 2018	$—	$2,754	$—	$—	$12,818	$15,572
Acquisitions	—	31	—	—	—	31
Changes in fair value included in earnings	—	(926)	—	—	1,549	623
Balance—at June 30, 2019	$—	$1,859	$—	$—	$14,367	$16,226

Balance—at December 31, 2019	$—	$8,614	$379	$7,100	$16,878	$32,971
Payment of contingent consideration payable	—	(12,250)	—	—	—	(12,250)
Foreign currency translation of contingent consideration payment	—	(208)	—	—	—	(208)
Acquisitions		34,451	10,543			44,994
Series A-2 compound embedded option	9,361	—	—	—	—	(9,361)
Issuance of warrant option	—	—	—	—	30,099	30,099
Reclass of long term to short term contingent liabilities	—	180	(180)	—	—	—
Changes in fair value included in earnings	(756)	5,608	(1,625)	7,025	1	11,765
Balance—at June 30, 2020	$8,605	$36,395	$9,117	$14,125	$46,978	$98,010

(1)	Current portion of the contingent consideration is recorded in accounts payable and other accrued liabilities.
(2)	Long term portion of the contingent consideration is recorded in other non-current liabilities.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Contingent Consideration Payable—CTEH’s contingent consideration payable fair value was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield. The fair values of the contingent consideration payables for the other acquisitions were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date.

The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earnout thresholds.

Compound Embedded Option—The fair value of the compound embedded option associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock was estimated using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded derivative feature. The difference between the entire instrument with the embedded derivative feature compared to the instrument without the embedded derivative feature is the fair value of the derivative. The unobservable inputs are based on a 100% probability of an IPO event and IPO date. The considerable quantifiable inputs in the compound embedded option were: (i) the future value of the compound embedded option, (ii) the fair value of the Convertible and Redeemable Series A-2 Preferred Stock, (iii) the present value of the total instrument, as well as the present value of the compound embedded feature plus the fair value of the instrument, and (iv) the risk free, discount rates, conversion date and maximum conversion amounts.

Contingent Put Option—The fair value of the contingent put option associated with the issuance of the Redeemable Series A-1 Preferred Stock was estimated using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded contingent put option. The difference between the entire instrument with the embedded contingent put option compared to the instrument without the embedded contingent put option is the fair value of the derivative, recorded as the contingent put option liability. The unobservable inputs are based on a 100% probability of an IPO event and IPO date. The considerable quantifiable inputs in the contingent put option liability were: (i) the future value of the put option, (ii) the fair value of the Redeemable Series A-1 Preferred Stock, (iii) the present value of the total instrument, as well as the present value of the contingent put option feature plus the fair value of the instrument, and (iv) the risk free and discount rates. The contingent put option was redeemed in July 2020 (Note 22).

Warrant Options—The fair value of the warrant option associated with the issuance of the Redeemable Series A-1 Preferred Stock was calculated based on the Black-Sholes pricing model using the following assumptions:

	June 30,
	2020	2019
Common stock value (per share)	$31.60	$26.90
Expected volatility	43.64%	49.17%
Risk-free interest rate	0.66%	2.00%
Expected life (years)	10	10

The fair value of the warrant option associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock was calculated based on a Monte Carlo simulation analysis with assumptions for (i) stock price, (ii) volatility based on the median historical volatility of publicly listed comparable companies’ stock price returns, (iii) risk-free rates based on U.S. treasury yields and (iv) dividend yield.

The method used to price these liabilities is considered Level 3 due to the subjective nature of the unobservable inputs (common stock value and expected volatility) used to determine the fair value.

15. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office facilities over various terms expiring through 2028. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2025. The following is a schedule of the future minimum lease payments by year under the leases as of June 30, 2020:

June 30,	Rent	Office Equipment	Total
2021	$6,095	$344	$6,439
2022	4,846	311	5,157
2023	3,513	201	3,714
2024	2,030	62	2,092
2025 and thereafter	1,573	3	1,576
	$18,057	$921	$18,978

Total rent expense under operating leases was $2.1 and $4.2 for the three and six months ended June 30, 2020, respectively, and $1.8 and $3.6 for the three and six months ended June 30, 2019, respectively

Other Commitments—The Company has commitments under the New Credit Facility, its equipment line of credit and its capital lease obligations (Note 14).

Contingencies—The Company is subject to purchase price contingencies related to earn-outs associated with certain acquisitions (Note 6).

Legal—In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters is not expected to have a material effect on the condensed consolidated results of operations, financial position or cash flows of the Company.

16. REDEEMABLE SERIES A-1 PREFERRED STOCK

On October 19, 2018, the Company issued 12,000 shares of Redeemable Series A-1 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase 534,240 shares of the Company’s common stock. Each preferred share was issued as part of a unit, which consisted of one share of the Redeemable Series A-1 Preferred Stock at $0.01 million per share.

On April 13, 2020, the Company amended and restated the certificate of designation of the Company’s Redeemable Series A-1 Preferred Stock. The most significant changes in the amendment included (i) the Redeemable Series A-1 Preferred Stock became pari passu with the Convertible and Redeemable Series A-2 Preferred Stock (Note 17), (ii) the maturity was extended to October 2024; (iii) the Company may use up to $50.0 million of indebtedness or cash on hand to redeem the Redeemable Series A-1 Preferred Stock, and (iv) upon an IPO, up to 50.0% of accumulated dividends may be paid in shares of common shares and (v) the Company may elect to reduce the three year make whole penalty to a two year make whole penalty if the warrant issued in connection with the issuance of the Redeemable Series A-1 Preferred Stock is redeemed in full at a share price of no less than $31.60. Following a partial redemption of outstanding Redeemable Series A-1 Preferred Stock, the dividend rate of the remaining Redeemable Series A-1 Preferred Stock would be reduced proportionally (between 15.0% and 9.0%) in relation to the proportion of Redeemable Series A-1 Preferred Stock redeemed, with the rate increasing by an additional 1.0% for dividends that are accrued versus paid in cash. Based on a qualitative assessment performed by the Company, the Redeemable Series A-1 Preferred Stock amendments did not represent a significant long-term change to the original terms of the instrument and, therefore, there was no change in the accounting of the instrument.

The Redeemable Series A-1 Preferred Stock contains restrictive covenants. As of June 30, 2020 and December 31, 2019, the Company was subject to a consolidated total leverage ratio (including the outstanding principal and accrued dividend on the Redeemable Series A-1 Preferred Stock) limit of less than 10.0 times as of the end of any fiscal quarter ending until maturity. The Company was in compliance with the covenants as of June 30, 2020 and December 31, 2019. The Redeemable Series A-1 Preferred Stock has a liquidation preference of $0.01 million per share.

The Redeemable Series A-1 Preferred Stock accrues dividends quarterly at an annual rate of 15.0% with respect to any dividends paid in cash and at an annual rate of 14.2% with respect to dividends that are accrued. In the case of a redemption upon the occurrence of an IPO, the holder is guaranteed a minimum of two years of dividends or in the event of an optional redemption event other than in connection with an IPO, the holder is guaranteed a minimum of three years of dividends. Total accrued and unpaid dividends as of June 30, 2020 and December 31, 2019 were $32.2 million and $21.9 million, respectively.

The total accreted amount as of June 30, 2020 was $34.3 million. At issuance the Company determined that the detachable warrant and the contingent put option were required to be accounted for separately (Notes 11 and 12). The Redeemable Series A-1 Preferred Stock, including the guaranteed minimum dividend, was fully redeemed on July 27, 2020 (Note 23).

17. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. Each share of Convertible and Redeemable Series A-2 Preferred Stock accrues dividends at the rate of 15.0% per annum, with respect to dividends that are paid in cash, and 14.2% per annum, with respect to dividends that are accrued. The Convertible and Redeemable Series A-2 Preferred Stock contains restrictive covenants that include: (i) maximum 4.0 times debt incurrence test and (ii) 10.0 times total leverage cap (inclusive of the outstanding balance on the Convertible and Redeemable Series A-2 Preferred Stock).

The Company may, at its option on any one or more dates, redeem all or a minimum portion (the lesser of (i) $50.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock and (ii) all of the Convertible and Redeemable Series A-2 Preferred Stock then outstanding) of the outstanding Convertible and Redeemable Series A-2 Preferred Stock in cash. In the event the Company redeemed all or a portion of the Convertible and Redeemable Series A-2 Preferred Stock prior to the three year anniversary of the issuance date, such redemption amount shall include principal, accrued but unpaid interest and a make whole payment such that the aggregate redemption amount reflects three years of dividends.

On the occurrence of (i)(x) before a private offering which results in a redemption in full of the Redeemable Series A-1 Preferred Stock, the four-and-a-half-year anniversary of the closing date or (y) after a private offering which results in a redemption in full of the Redeemable Series A-1 Preferred Stock, the five-year anniversary of the closing date, (ii) a change of control, (iii) a sale of the Company, (iv) a non-qualifying IPO, (v) any recapitalization of the Company (other than a redemption of the Redeemable Series A-1 Preferred Stock) or (vi) an event of noncompliance, as defined in the Series A-2 certificate of designation (each, a “mandatory redemption event”), the Company shall, at the option of the holders of a majority of the Convertible and Redeemable Series A-2 Preferred Stock, redeem all shares of the Convertible and Redeemable Series A-2 Preferred Stock, for cash, at a price per share of Convertible and Redeemable Series A-2 Preferred Stock equal to the applicable redemption price on such mandatory redemption date.

Upon a qualifying IPO, following which the Redeemable Series A-1 Preferred Stock is fully redeemed, the Convertible and Redeemable Series A-2 Preferred Stock terms automatically update to the following: (i) no mandatory redemption, (ii) no principal cash repayment obligation other than in the event of certain defined liquidation events, (iii) only redeemable at the Company’s option, (iv) the instrument becomes convertible into common stock beginning on the four year anniversary of issuance at a 15.0% discount to the common stock market price (with a limit of $60.0 million in stated value of Convertible and Redeemable Series A-2 Preferred Stock eligible to be converted in any 60-day period prior to the seventh anniversary of issuance and the amount of stated value of the Convertible and Redeemable Series A-2 Preferred Stock eligible for conversion limited to $60.0 million during year 5 and $120.0 million (which includes the aggregate amount of principal of the Convertible and Redeemable Series A-2 Preferred Stock and any accrued but unpaid dividends added to such principal of any shares of Convertible and Redeemable Series A-2 Preferred Stock converted in year 5) during year 6), (v) the dividend rate steps down to 9.0% per year with required quarterly cash payments, (vi) the debt incurrence test ratio increases to 4.5 times (unless the Redeemable Series A-1 Preferred Stock is partially repaid with debt but only for so long as such debt remains unpaid) and (vii) removal of the total leverage cap covenant. The Company’s IPO in July 2020 constituted a qualifying IPO for purposes of the terms of the Convertible and Redeemable Series A-2 Preferred Stock (Note 23).

With respect to any redemption of any share of the Convertible and Redeemable Series A-2 Preferred Stock prior to the third-year anniversary, the Company is subject to a make whole penalty in which the holders of the Convertible and Redeemable Series A-2 Preferred Stock are guaranteed a minimum repayment equal to outstanding redeemed principal plus three years of dividends accrued or accruable thereon.

Following a private offering, following which the Redeemable Series A-1 Preferred Stock is fully redeemed, the Convertible and Redeemable Series A-2 Preferred Stock terms automatically update to the following (i) mandatory redemption date extended to 5 years from date of issuance, (ii) the dividend rate steps down to 9.0% per year (payable in cash only) with quarterly cash payments required and (iii) the total leverage cap covenant is removed and (iv) the debt incurrence test ratio increases to 4.5 times (unless the Redeemable Series A-1 Preferred Stock is partially repaid with debt but only for so long as such debt remains unpaid).

Following a partial redemption of outstanding Redeemable Series A-1 Preferred Stock, the dividend rate of the Convertible and Redeemable Series A-2 Preferred Stock is reduced proportionally (between 15.0% and 9.0%) in relation to the proportion of the Redeemable Series A-1 Preferred Stock redeemed, with the rate increasing by an additional 1.0% for dividends are accrued versus paid in cash. Following the completion of the Company’s initial public offering and redemption of the Series A-1 preferred stock on July 27, 2020, the Series A-2 preferred stock dividend rate changed to 9.0% per annum, with such dividends accruing daily and compounding quarterly (Note 23).

The Company classified the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity since the instrument does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity” and the instrument is redeemable upon the occurrence of an event that is not solely within the control of the Company. Given that the Company has determined that the instrument is not probable of becoming redeemable (it is only redeemable upon liquidation/ or a change of control), subsequent adjustment of the carrying value of the instrument is not necessary. The Convertible and Redeemable Series A-2 Preferred Stock has an aggregate liquidation preference of $181.2 million, as of June 30, 2020.

The Convertible and Redeemable Series A-2 Preferred Stock contains embedded features that are required to be bifurcated and are subject to separate accounting treatment from the instrument itself. These embedded features consist of (i) a contingent dividend feature associated with the decrease in the dividend rate upon an IPO and (ii) a conversion option of the preferred shares to common shares beginning on the fourth-year anniversary of the issuance date. As of June 30, 2020, these embedded features had a net fair value of $8.6 million.  The change in value of $0.8 million for the three and six months ended June 30, 2020 was recorded to other income (expense). The contingent dividend rate feature and the conversion option are bundled together as a single, compound embedded derivative, as an asset or a liability.

At issuance, the Company determined that Convertible and Redeemable Series A-2 Preferred Stock and the detachable warrant, was also required to be accounted for separately (Notes 11).

18. STOCKHOLDERS’ DEFICIT

Authorized Capital Stock—The Company was authorized to issue 25,000,000 shares of common stock, with a par value of $0.000004 per share as of June 30, 2020 and December 31, 2019.

Warrants—In May 2015, the Company issued warrants to acquire 116,350 shares of Common Stock at a price of approximately $17.19 per share to the placement agent as consideration for backstopping the financing completed in May 2015. There were no changes related to these warrants during the three and six months ended June 30, 2020 and June 30, 2019.

Common Stock Issuances and Repurchases—During the three and six months ended June 30, 2020, the Company issued 791,139 shares of common stock with an average price per share of $31.60, in connection with the CTEH business acquisition and issued 3,500 shares at an average price per share of $6.03, in connection with the exercise of certain employee stock options. During the three months ended June 30, 2019, the Company issued 125,031 shares of common stock with an average price per share of $26.90, in connection with the TES and TESUS business acquisition and 13,750 shares of common stock with an average price per share of $7.38, in connection with the exercise of certain employee stock options. During the six months ended June 30, 2019, the Company issued 125,031 shares of common stock with an average price per share of $26.90, in connection with the TES and TESUS business acquisition and 15,000 shares of common stock with an average price per share of $6.71, in connection with the exercise of certain employee stock options.

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended& Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of June 30, 2020 and June 30, 2019, there was $6.5 million and $6.8 million, respectively, of total unrecognized stock compensation expense related to unvested options and restricted stock granted under the Plans. Such unrecognized expense is expected to be recognized over the next two years. The following number of shares were authorized to be issued and available for grant as of June 30, 2020 and June 30, 2019:

	June 30, 2020
	2017 Plan	2013 Plan
Shares authorized to be issued	1,066,160	2,050,244
Shares available for grant	20,817	—

	June 30, 2019
	2017 Plan	2013 Plan
Shares authorized to be issued	981,800	2,074,604
Shares available for grant	201,183	—

Total stock compensation expense for the Plans was as follows:

	Three Months Ended June 30,
	2020				2019
	2017 plan		2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$342	$—	$61	$403	$205	$—	$147	$352
Selling, general and administrative expense	299	370	68	737	145	110	687	942
	$641	$370	$129	$1,140	$350	$110	$834	$1,294

	Six Months Ended June 30,
	2020				2019
	2017 plan		2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$697	$—	$131	$828	$345	$—	$293	$638
Selling, general and administrative expense	586	740	136	1,462	272	212	1,400	1,884
	$1,283	$740	$267	$2,290	$617	$212	$1,693	$2,522

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock—During the six months ended June 30, 2020 and June 30, 2019, the Company issued 33,229 and 30,000 shares of restricted stock with a fair market value of $31.60 and $24.00 per share, respectively, to certain 2017 Plan participants as Director’s compensation. These shares of restricted stock granted in the six months ended June 30, 2020 vest one year from the date of grant and the shares of restricted stock granted during the six months ended June 30, 2019 vest over three years, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. No restricted shares vested and were released as unrestricted shares of common stock during the six months ended June 30, 2020 and June 30, 2019. There were an aggregate of 273,122 and 242,025 restricted shares outstanding as of June 30, 2020 and June 30, 2019, respectively. There were no forfeitures, cancellations or expirations of restricted shares during the six and three months ended June 30, 2020 and June 30, 2019.

Options—Options issued to all optionees under the 2017 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the Board of Directors) as follows: one half on the second anniversary of date of grant and the remaining half on the fourth anniversary of the date of grant, with the exception of certain annual grants to certain executive officers, which vest annually over a 3-year period. The following summarizes the options activity of the 2017 Plan for the six months ended June 30, 2020 and June 30, 2019:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding at December 31, 2018	257,762	$20	$10	—	$1,151
Granted	308,990	24	13
Forfeitured/cancelled	(14,800)	24
Outstanding at June 30, 2019	551,952	23	12	—	2,136

Outstanding at December 31, 2019	617,852	24	12	7.82	4,696
Granted	160,712	32	12
Forfeitured/cancelled	(5,500)	20
Outstanding at June 30, 2020	773,064	26	12	8.03	4,651
Options vested and expected to vest	773,064	$26		8.57	$4,651

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation for the six months ended June 30, 2020 and June 30, 2019:

	June 30, 2020	June 30, 2019
Common stock value (per share)	$31.60	$26.90
Expected volatility	45.26%	48.42%
Risk-free interest rate	0.49%	2.19%
Expected life (years)	7	7
Forfeiture rate	None	None
Dividend rate	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan for the six months ended June 30, 2020 and June 30, 2019:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding at December 31, 2018	1,900,404	$6	$1	7.30	33,290
Forfeitured/ cancelled	(12,600)	14
Expired	(4,475)	8
Exercised	(11,385)	5			283
Outstanding at June 30, 2019	1,871,944	6	1	6.87	38,235

Outstanding at December 31, 2019	1,855,469	6	1	6.40	46,617
Forfeitured/ cancelled	(1,250)	6
Expired	(8,550)	6
Exercised	(3,500)	6			89
Outstanding at June 30, 2020	1,842,169	6	1	5.91	46,276
Options vested and expected to vest	1,842,169	6		5.43	46,276

Total shares outstanding from exercised options were 205,100 shares and 201,600 shares as of June 30, 2020 and December 31, 2019.

Common Stock Reserved for Future Issuances—At June 30, 2020 and June 30, 2019, the Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	June 30, 2020	December 31, 2019
Warrants	2,002,550	650,590
Montrose 2013 Stock Incentive Plan	2,050,244	2,058,619
Montrose 2017 Stock Incentive Plan	1,066,160	997,785
Common stock reserved for future issuance	5,118,954	3,706,994

19. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period.

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Shares issuable in connection with the warrant options (Note 11) are considered outstanding common shares for purposes of calculating net income (loss) per share since they do not contain any conditions that must be satisfied for the holder to exercise the warrant. Potentially dilutive shares are comprised of restricted stock and shares of common stock underlying stock options outstanding under the Plans and warrants (other than warrant options) to purchase common stock.

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except for net loss per share	2020	2019	2020	2019
Net income (loss)	$13,224	$(322)	$(28,024)	$(5,564)
Accretion of redeemable preferred stock	(5,644)	(4,777)	(11,059)	(9,311)
Net income (loss) attributable to common stockholders - basic and diluted	7,580	(5,099)	(39,083)	(14,875)
Weighted-average common shares outstanding - basic	10,649	8,647	9,718	8,602
Net income (loss) per share attributable to common stockholders - basic	$0.71	$(0.59)	$(4.02)	$(1.73)
Weighted-average common shares outstanding - diluted	19,139	8,647	9,718	8,602
Net income (loss) per share attributable to common stockholders - diluted	$0.40	$(0.59)	$(4.02)	$(1.73)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods where a net loss was recorded:

	June 30,
	2020	2019
Stock options	2,685,439	1,960,887
Restricted stock	24,362	168,001
Warrants	116,350	116,350

20. SEGMENT INFORMATION

The Company has three operating and reportable segments: Assessment, Permitting and Response, Measurement and Analysis and Remediation and Reuse. These segments are monitored separately by management for performance against budget and prior year and are consistent with internal financial reporting. The Company’s operating segments are organized based upon primary services provided, the nature of the production process, their type of customers, methods used to distribute the products and the nature of the regulatory environment.

Segment Adjusted EBITDA is the primary measure of operating performance for all three operating segments. Segment Adjusted EBITDA is the calculated Company’s Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”), adjusted to exclude certain transactions such as stock-based compensation, acquisition costs and fair value changes in financial instruments, amongst others. The Chief Operating Decision Maker (“CODM”) does not review segment assets as a measure of segment performance.

Corporate and Other includes costs associated with general corporate overhead (including executive, legal, finance, safety, human resources, marketing and IT related costs) that are not directly related to supporting operations. Overhead costs that are directly related to supporting operations (such as insurance, software, licenses, shared services and payroll processing costs) are allocated to the operating segments on a basis that reasonably approximates an estimate of the use of these services.

Segment revenues and Adjusted EBITDA for the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		Segment		Segment		Segment		Segment
	Segment	Adjusted	Segment	Adjusted	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$18,631	$4,989	$5,028	$2,002	$23,161	$6,431	$9,603	$3,996
Measurement and Analysis	37,036	11,615	34,617	7,979	73,476	19,176	62,948	12,112
Remediation and Reuse	18,099	2,375	17,756	2,399	38,160	4,481	35,804	4,875
Total Operating Segments	73,766	18,979	57,401	12,380	134,797	30,088	108,355	20,983
Corporate and Other		(5,084)		(3,842)		(10,640)		(7,373)
Total	$73,766	$13,895	$57,401	$8,538	$134,797	$19,448	$108,355	$13,610

Presented below is a reconciliation of the Company’s segment measure to income (loss) before benefit from income taxes for the three and six months ended June 30, 2020 and June 30, 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Total	$13,895	$8,538	$19,448	$13,610
Interest Expense, net	(5,260)	(1,181)	(7,853)	(2,460)
Income tax benefit	1,759	1,712	4,911	896
Depreciation and Amortization	(9,784)	(6,401)	(17,344)	(12,850)
Stock-based compensation	(1,140)	(1,294)	(2,290)	(2,522)
Start-up losses and investment in new services	(296)	(143)	(675)	(457)
Acquisition costs	(2,454)	(857)	(3,761)	(1,072)
Fair value changes in contingent put option	22,602	—	(7,025)	—
Fair value changes in warrant options	(4)	(1,549)	(2)	(1,549)
Fair value changes in compound embedded option	(756)	—	(756)	—
Fair value changes in contingent liabilities	(3,983)	926	(3,983)	926
Short term purchase accounting fair value adjustment to deferred revenue	—	—	(243)	—
IPO preparation costs	—	(73)	(531)	(86)
Discontinued services (i)	(1,078)	—	(7,496)	—
Other expenses	—	—	(147)	—
Expenses related to financing transactions	(277)	—	(277)	—
Net Income (Loss)	$13,224	$(322)	$(28,024)	$(5,564)

(i)During the first quarter of 2020, the Company determined to reduce the footprint of its environmental lab in Berkeley, California, and to exit its non-specialized municipal water engineering service line and its food waste biogas engineering service line. As a part of discontinuing service lines, the Company made the decision to book an additional bad debt reserve related to the uncertainty around the ability to collect on receivables related to these service lines (Note 3). It was determined that the discontinuation of these service lines did not represent a strategic shift that had (or will have) a major effect on the Company’s operations and financial results therefore did not meet the requirements to be classified as discontinued operations.

21. RELATED-PARTY TRANSACTIONS

The Company engages a related party to provide Quality of Earnings reports on acquisition targets. The Company paid this related party approximately $0.1 million during the six months ended June 30, 2020 and there were no payments made during the three months ended June 30, 2020, and $0.1 million during both the three and six months ended June 30, 2019 for its services. This expense is included within related-party expense on the condensed consolidated statements of operations. As of June 30, 2020 and December 31, 2019, the Company had no significant unpaid invoices to this related party, which would be/are included in accounts payable and other accrued liabilities on the condensed consolidated statements of financial position. The related party used by the Company is partially owned through investment vehicles controlled by certain members of the Company’s Board of Directors.

22. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan. As of June 30, 2020 and December 31, 2019, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch up contribution allowed by law. Up to May 22, 2020, the Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 4.0% of the participant’s compensation. Subsequent to May 22, 2020, the Company temporarily ceased making employer contributions. Employer contributions for the three and six months ended June 30, 2020 were $0.4 million and $1.2 million, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2019, respectively, and are included within selling, general, and administrative expenses on the condensed consolidated statements of operations.

23. SUBSEQUENT EVENTS

On July 14, 2020, the Company amended and restated its certificate of incorporation to, among other things, increase the number of shares of common stock the Company is authorized to issue to 190,000,000.

On July 27, 2020, the Company completed its IPO. In the IPO, the Company issued and sold 11,500,000 shares of common stock, including 1,500,000 shares issued pursuant to the underwriters full exercise on July 24, 2020 of their option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to the Company of approximately $161.3 million after deducting underwriting discounts and commissions and offering expenses of approximately $9.8 million payable by the Company. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-239542), as amended, declared effective by the Commission on July 22, 2020.

The Company used $131.8 million of proceeds and 1,786,739 shares of common stock to redeem in full all outstanding shares of the Company’s Redeemable Series A-1 Preferred Stock.

As a result of the $15.00 per share public offering price in the IPO, the warrant issued in connection with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock was adjusted pursuant to its terms and, upon closing of the IPO, represented a warrant to purchase 1,999,999 shares of common stock (an increase of 648,039 shares). On July 30, 2020, the holders of the warrants issued in connection with the Redeemable Series A-1 and Convertible and Redeemable Series A-2 Preferred Stock, fully exercised the warrants, and paid the Company in cash the aggregate exercise price of $0.03 million in cash in return for 2,534,239 shares of common stock.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We use words such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this filing. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	our limited operating history;
•	our history of losses and ability to achieve profitability;
•	general global economic, business and other conditions, the cyclical nature of our industry and the significant fluctuations in events that impact our business;
•	the impact of the COVID-19 pandemic on our business operations and on local, national and global economies;
•	the parts of our business that depend on difficult to predict natural or manmade events and the fluctuations in our revenue and customer concentration as a result thereof;
•	the highly competitive nature of our business;
•	our ability to execute on our acquisition strategy and successfully integrate and realize benefits of our acquisitions;
•	our ability to promote and develop our brands;
•	our ability to maintain and expand our client base;
•	our ability to maintain necessary accreditations and other authorizations in varying jurisdictions;
•	significant environmental governmental regulation;
•	our ability to attract and retain qualified managerial and skilled technical personnel;
•	safety-related issues;
•	allegations regarding compliance with professional standards, duties and statutory obligations and our ability to provide accurate results;
•	the lack of formal long-term agreements with many of our clients;
•	our ability to successfully implement our new enterprise resource planning system;
•	our ability to adapt to changing technology, industry standards or regulatory requirements;
•	government clients and contracts;
•	our ability to maintain our prices and manage costs; ›
•	our ability to protect our intellectual property or claims that we infringe on the intellectual property rights of others;
•	laws and regulations regarding handling of confidential information;
•	any failure in or breach of our networks and systems;
•	our international operations;
•	product related risks;
•	environmental regulations and liabilities; and
•	additional factors discussed in our filings with the Securities and Exchange Commission, or the SEC.

The forward-looking statements in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in “Risk Factors” in our Final Prospectus dated July 22, 2020. Further, many of these factors are, and may continue to be, amplified by the COVID-19 pandemic.

Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by any forward-looking statement and, therefore, you should not regard any forward-looking statement as a representation or warranty by us or any other person that we will successfully achieve the expectation, plan or objective expressed in such forward-looking statement in any specified time frame, or at all. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and six months ended June 30, 2020 and 2019 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q . This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC.

Overview

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. Today, we have emerged as one of the fastest growing companies in a highly fragmented and growing $1.25 trillion global environmental industry.

Our Segments

We provide environmental services to our clients through three business segments—Assessment, Permitting and Response, Measurement and Analysis and Remediation and Reuse.

Assessment, Permitting and Response

Through our Assessment, Permitting and Response segment, we provide scientific advisory and consulting services to support environmental assessments, environmental emergency response, and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. Our technical advisory and consulting offerings include regulatory compliance support and planning, environmental, ecosystem and toxicological assessments and support during responses to environmental disruption. We help clients navigate regulations at the local, state, provincial and federal levels. In addition to environmental toxicology, through June 30, 2020, our scientists and response teams have helped clients address COVID-19-related needs on approximately 200 separate projects, and continue to help clients navigate their preparation for and response to COVID-19 infections.

Measurement and Analysis

Through our Measurement and Analysis segment, our highly credentialed teams test and analyze air, water and soil to determine concentrations of contaminants as well as the toxicological impact of contaminants on flora, fauna and human health. Our offerings include source and ambient air testing and monitoring, leak detection and advanced analytical laboratory services such as air, storm water, wastewater and drinking water analysis.

Remediation and Reuse

Through our Remediation and Reuse segment, we provide clients with engineering, design, implementation and operations and maintenance services, primarily to treat contaminated water, remove contaminants from soil or create biogas from waste. We do not own the properties or facilities at which we implement these projects or the underlying liabilities, nor do we own material amounts of the equipment used in projects; instead, we assist our clients in designing solutions, managing projects and mitigating their environmental risks and liabilities.

These operating segments have been structured and organized to align with how we view and manage the business with the full lifecycle of our clients’ targeted environmental concerns and needs in mind. Within each segment, we cover similar service offerings, regulatory frameworks, internal operating structures and client types. Corporate activities not directly related to segment performance, including general corporate expenses, interest and taxes, are reported separately.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on our business, including the impact on our customers, employees and suppliers. While COVID-19 did not have a material adverse effect on our reported results for the first half of 2020, we did experience some changes to our business operations. The changes were primarily composed of client postponement of on-site environmental compliance testing, delays in project start dates, and postponement or reformatting of scientific presentations and sales visits. We believe these impacts are temporary and accordingly we have instituted temporary cost mitigation measures such as limited furloughs and reducing non-billable time for a subset of our impacted workforce. Our businesses exposed to commercial food waste and non-specialized municipal water engineering projects also saw or are seeing more significant disruptions and, as a result, in the first quarter we exited those service lines as described further below. On the other hand, our recent CTEH acquisition has seen benefits from COVID-19 given client demand for its toxicology and response services. In the aggregate, the majority of our business and our outlook for 2020 has been largely unimpacted to-date. We have not experienced a significant slowdown in cash collections, and as a result cash flow from operations has not been materially adversely impacted. In addition, in the second quarter we entered into a new credit facility, replacing our prior senior secured credit facility, and as a result, increased cash on hand and borrowing capacity. We expect our sources of liquidity to be sufficient for our operating needs for the next twelve months. See “Liquidity and Capital Resources.”

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. We anticipate utilizing certain of these provisions, including deferring the employer side social security payments for payroll paid for the remainder of 2020, which we expect will defer approximately $5.0 million of payments to 2021 and 2022.

It is difficult to predict the future impact COVID-19 may have on our business, results of operations, financial position, or cash flows. The extent to which we may be impacted will depend largely on future and rapidly evolving developments, including new information on the severity of the pandemic, potential testing, treatment or vaccines for the virus, and actions by various government authorities to contain the pandemic and mitigate its impact. We intend to closely monitor the impact of COVID-19 on our business and will respond as we believe is appropriate.

Key Factors that Affect Our Business and Our Results

Our operating results and financial performance are influenced by a variety of internal and external trends and other factors. Some of the more important factors are discussed briefly below.

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Since January 1, 2017, we have acquired 22 businesses (seven businesses in each of the last three fiscal years and one in the second quarter of 2020).

Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada and Australia. In April 2020, we acquired CTEH and we acquired three businesses in the second quarter of 2019. For the three months ended June 30, 2020 and June 30, 2019, approximately $26.5 million and $1.9 million, or 19.7% and 1.8% of our revenues, respectively, was generated from acquisitions occurring during the applicable period. We did not acquire any companies in the first quarter of 2020. See Note 6 to our unaudited condensed consolidated financial statements. Revenues from acquired companies exclude intercompany revenues from revenue synergies realized between business lines within operating segments, as these are eliminated at the consolidated segment and Company level. We expect our revenue growth to continue to be driven in significant part by acquisitions, in particular, by our recent acquisition of CTEH.

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. For the three months ended June 30, 2020 and June 30, 2019, amortization expense was $7.8 million and $4.5 million, respectively. For the six months ended June 30, 2020 and June 30, 2019, amortization expense was $13.3 million and $9.1 million, respectively.  Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. For the three months ended June 30, 2020 and June 30, 2019, total acquisition-related costs were $2.5 million and $0.9 million, respectively. For the six months ended June 30, 2020 and June 30, 2019, total acquisition-related costs were $3.8 million and $1.1 million, respectively. In addition, in any year gains and losses from changes in the fair value of earn-out related contingent consideration could be significant. For the three and six months ended June 30, 2020, change in the fair value of contingent consideration resulted in a net charge of $4.0 million. For the three and six months ended June 30, 2019, change in the fair value of contingent consideration resulted in a net gain of $0.9 million. Additionally, we may be required to make up to $80.0 million in earn-out payments over the next two years in connection with our recent acquisition of CTEH, a portion of which will be paid in the form of shares of our common stock. See “Liquidity and Capital Resources.” We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Organic Growth

We have grown organically and expect to continue to do so. We define organic growth as the change in revenues excluding revenues from acquisitions for the first twelve months following the date of acquisition. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue calculated in accordance with GAAP and should be considered in conjunction with revenue growth calculated in accordance with GAAP.

Discontinued Service Lines

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations. During the first quarter of 2020, as part of this evaluation, we determined to scale back operations of our environmental lab in Berkeley, California, and to exit our non-specialized municipal water engineering service line and our food-waste biogas engineering service line, collectively, the Discontinued Service Lines. The factors underlying these decisions were accelerated and amplified by the COVID-19 pandemic, which for example, has made the collection of commercial food waste used in biodigesters less consistent and delayed the approval or initiation of certain projects dependent on municipal or state funding. As a part of discontinuing these service lines, a process which was completed in the second quarter of 2020, we eliminated select personnel and, in the first quarter of 2020, booked an additional bad debt reserve related to the increased uncertainty around the ability to collect on receivables related to these service lines. Revenue from our non-specialized municipal water engineering service line and our food-waste biogas engineering, which are included in the results of our Remediation and Reuse segment, were $0.4 million and $3.9 million in the three months ended June 30, 2020 and June 30, 2019, respectively, and $1.3 million and $7.4 million in the six months ended June 30, 2020 and June 30, 2019, respectively. Revenues from our Berkeley lab, which are included in the results of our Measurement and Analysis segment, were $0.9 million and $1.9 million in the three months ended June 30, 2020 and June 30, 2019, respectively, and $2.5 million and $3.6 million in the six months ended June 30, 2020 and June 30,2019, respectively. We will not generate any revenues from the Discontinued Service Lines after the three months ended June 30, 2020.

Revenue Mix

Our segments generate different levels of profitability and, accordingly, shifts in the mix of revenues between segments can impact our consolidated reported net income, operating margin, Adjusted EBITDA and Adjusted EBITDA margin from year to year. See Note 20 to our unaudited condensed consolidated financial statements. Inter-company revenues between business lines within segments have been eliminated.

Financing Costs

Financing costs, relating primarily to interest expense on our debt, continue to be a significant component of our results of operations. For the three months ended June 30, 2020 and June 30, 2019, we incurred interest expense of $5.3 million and $1.2 million, respectively. For the six months ended June 30, 2020 and June 30, 2019, we incurred interest expense of $7.9 million and $2.5 million, respectively. On April 13, 2020, we entered into the Unitranche Credit Agreement providing for a new $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility and used the proceeds therefrom to repay in full all amounts outstanding under our prior senior secured credit facility. We incurred debt extinguishment costs of $1.4 million in connection with this refinancing transaction. We expect interest expense to increase as compared to 2019 periods due to the higher interest rates under our new credit facility and that it will remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

Corporate and Operational Infrastructure Investments

Our historical operating results reflect the impact of our ongoing investments in our corporate infrastructure to support our growth. We have made and expect to continue to make investments in our business platform that we believe have laid the foundation for continued growth. Investments in logistics, quality, risk management, sales and marketing, safety, human resources, research and development, finance and information technology and other areas enable us to support continued growth. These investments have allowed us to improve our operating margins.

Seasonality

Because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results. In addition, our operating results experience some quarterly variability. Excluding the impact of revenues and earnings from new acquisitions, we typically generate slightly lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. Historically, quarterly variability has been driven by weather patterns, which generally impact our field-based teams’ ability to operate in the winter months. As we continue to grow and expand into new geographies and service lines, quarterly variability may deviate from historical trends.

Earnings Volatility

We expect to experience increased annual and quarterly revenue and earnings volatility as a result of the timing of large contract wins in our Remediation and Reuse segment. In addition, the acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied to the timing of large environmental emergency response projects following an incident or natural disaster. As a result, we may experience revenues and earnings in a quarter or year that are not indicative of future results.

Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	For the Three Months
	Ended June 30,
(in thousands, except per share data)	2020	2019
Statements of operations data:
Revenues	$73,766	$57,401
Cost of revenues (exclusive of depreciation and amortization)	45,889	39,349
Selling, general and administrative expenses	23,301	11,156
Related party expense	—	120
Depreciation and amortization	9,784	6,401
(Loss) income from operations	$(5,208)	$375
Other income (expense)	21,933	(1,228)
Interest expense, net	(5,260)	(1,181)
Income (loss) before income taxes	11,465	(2,034)
Income tax benefit	(1,759)	(1,712)
Net income (loss)	$13,224	$(322)
Accretion of redeemable preferred stock	(5,644)	(4,777)
Net income (loss) attributable to common stockholders	$7,580	$(5,099)
Income (loss) per share	$0.40	$(0.59)
Other financial data:
Adjusted EBITDA(1)	$13,895	$7,979
Adjusted EBITDA margin(1)	18.8%	13.9%

(1)	Non-GAAP measure. See the section entitled “Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the three months ended June 30, 2020, we had revenues of $73.8 million, an increase of $16.4 million, or 28.5% over the three months ended June 30, 2019. The increase in revenues was driven by acquisitions completed at the end of, and subsequent to, the second quarter of 2019 which contributed $20.4 million to revenues during the three months ended June 30, 2020, as well as organic growth excluding the impact of the Discontinued Services Lines. The growth was partially offset by a decline in revenues from Discontinued Service Lines of $4.5 million. All segments were impacted by COVID-19, primarily in the form of delays in project start dates.

For the three months ended June 30, 2020, our Assessment, Permitting and Response segment generated $18.6 million, or 25.3% of total revenues, our Measurement and Analysis segment generated $37.0 million, or 50.2% of total revenues, and our Remediation and Reuse segment generated $18.1 million, or 24.5% of total revenues. For the three months ended June 30, 2019, we had revenues of $57.4 million, of which our Assessment, Permitting and Response segment generated $5.0 million, or 8.8% of total revenues, our Measurement and Analysis segment generated $34.6 million, or 60.3% of total revenues, and our Remediation and Reuse segment generated $17.8 million, or 30.9 % of total revenues. Revenue from Discontinued Service Lines was $1.3 million and $5.8 million for the three months ended June 30, 2020 and June 30, 2019, respectively, of which $0.9 million and $1.9 million, respectively, was in our Measurement and Analysis segment, and $0.4 million and $3.9 million, respectively, was in our Remediation and Reuse segment.

Cost of Revenues

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment rental and other outside services, field and lab supplies, vehicle costs and travel- related expenses.

For the three months ended June 30, 2020, cost of revenues was $45.9 million or 62.2 % of revenues, compared to $39.3 million or 68.6% of revenues for the three months ended June 30, 2019. The decline in cost of revenues as a percentage of revenues was primarily a result of lower equipment costs, driven by the decision to exit the Discontinued Service Lines at the end of the first quarter of 2020, as well as a result of temporary cost containment measures, mostly related to direct labor costs in our Measurement and Analysis segment, taken in response to the uncertainty around COVID-19.

For the three months ended June 30, 2020, cost of revenues was comprised of direct labor of $30.2 million, outside services (including construction, laboratory, shipping and freight and other outside services) of $6.5 million, field supplies, testing supplies and equipment rental of $5.1 million, project-related travel expenses of $2.2 million and other direct costs of $1.9 million.

For the three months ended June 30, 2019, cost of revenues was comprised of direct labor of $22.6 million, outside services (including construction, laboratory, shipping and freight and other outside services) of $8.8 million, field supplies, testing supplies and equipment rental of $4.4 million, project-related travel expenses of $2.1 million and other direct costs of $1.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the three months ended June 30, 2020, selling, general and administrative expenses were $23.3 million, an increase of $12.1 million or 108.9% versus the three months ended June 30, 2019, of which $6.9 million was from the existing selling, general and administrative expenses of companies we acquired at the end of, and subsequent to the second quarter of 2019. The increase was also driven by an increase in expense related to the fair value adjustment of contingent consideration of $4.9 million.

For the three months ended June 30, 2020, selling, general and administrative expenses were comprised of indirect labor of $9.0 million, facilities costs of $2.9 million, stock-based compensation of $0.7 million, expense related to the fair value adjustment of contingent consideration of $4.0 million, acquisition-related costs of $2.5 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $4.2 million.

For the three months ended June 30, 2019, selling, general and administrative expenses were $11.2 million, which was comprised of indirect labor of $4.0 million, facilities costs of $2.6 million, stock-based compensation of $0.9 million, bad debt expense of $0.5 million, acquisition-related costs of $0.9 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $3.2 million. For the three months ended June 30, 2019, selling, general and administrative expenses also included a credit of $0.9 million related to the fair value adjustment of contingent consideration.

We expect our general and administrative expenses to increase as a result of additional insurance, legal, accounting, investor relations and other costs associated with becoming a public company.

Related Party Expense

Related party expense for the three months ended June 30, 2020 and June 30, 2019, of zero and $0.1 million, respectively, represented fees paid to a related party for acquisition-related diligence support. See Note 21 to our unaudited condensed consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2020, was $9.8 million and was comprised of amortization of finite lived intangibles of $7.8 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $2.0 million. Depreciation and amortization expense for the three months ended June 30, 2019, was $6.4 million and was comprised of amortization of finite lived intangibles of $4.5 million and depreciation of property and equipment of $1.9 million. The increase in both depreciation and amortization for the three months ended June 30, 2020 versus the three months ended June 30, 2019, was primarily a result of acquisitions.

Other Income (Expense)

Other income for the three months ended June 30, 2020 of $21.9 million was driven primarily by fair value adjustments related to the Series A-1 preferred stock contingent put option. Other expense of $1.2 million for the three months ended June 30, 2019 was driven primarily by fair value adjustments related to the Series A-1 preferred stock warrant option.  See Notes 11 and 16 to our unaudited condensed consolidated financial statements.

Interest Expense, Net

Interest expense, net incurred in the three months ended June 30, 2020, was $5.3 million, compared to $1.2 million for the three months ended June 30, 2019. The increase in interest expense was driven by higher outstanding debt balances and higher borrowings under an equipment line of credit, as well as higher average interest rates, as a result of the repayment of our prior senior secured credit facility using proceeds from the Unitranche Credit facility, which carries a higher rate of interest. Interest expense in the three months ended June 30, 2020 also includes $1.4 million from both payments made and the write off of deferred debt issuance costs, related to the repayment of our prior senior secured credit facility. See Note 13 to our unaudited condensed consolidated financial statements.

Income taxes benefit

Income tax benefit was $1.8 million and $1.7 million for the three months ended June 30, 2020 and June 30, 2019, respectively. The increase in tax benefit is primarily attributable to our cumulative loss before income tax, partially offset by an increase in permanently disallowed tax deductions for U.S. federal income tax purposes including, but not limited to, non-deductible mark to market adjustments and Global Intangible Low Taxed Income as well as state and foreign income tax provisions.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	For the Six Months
	Ended June 30,
(in thousands, except per share data)	2020	2019
Statements of operations data:
Revenues	$134,797	$108,355
Cost of revenues (exclusive of depreciation and amortization)	90,287	76,444
Selling, general and administrative expenses	44,232	21,603
Related party expense	119	279
Depreciation and amortization	17,344	12,850
Loss from operations	$(17,185)	$(2,821)
Other expense	(7,897)	(1,179)
Interest expense, net	(7,853)	(2,460)
Loss before income taxes	(32,935)	(6,460)
Income tax benefit	(4,911)	(896)
Net loss	$(28,024)	$(5,564)
Accretion of redeemable preferred stock	(11,059)	(9,311)
Net loss attributable to common stockholders	$(39,083)	$(14,875)
Loss per share	$(4.02)	$(1.73)
Other financial data:
Adjusted EBITDA(1)	$19,448	$12,653
Adjusted EBITDA margin(1)	14.4%	11.7%

(1)	Non-GAAP measure. See the section entitled “Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the six months ended June 30, 2020, we had revenues of $134.8 million, an increase of $26.4 million or 24.4% over the six months ended June 30, 2019. The increase in revenues was driven by acquisitions completed at the end of and subsequent to the second quarter of 2019, which contributed $26.5 million to revenues during the six months ended June 30, 2020, as well as growth in our Measurement and Analysis and Remediation and Reuse segments. These increases were partially offset by a decline in revenues from Discontinued Service Lines of $7.2 million and by a decline in revenues in our Assessment, Permitting and Response segment. All segments were impacted by COVID-19, primarily in the form of delays in project start dates, beginning in March 2020.

During the six months ended June 30, 2020, our Assessment, Permitting and Response segment generated $23.2 million, or 17.2% of total revenues, our Measurement and Analysis segment generated $73.5 million, or 54.5% of total revenues, and our Remediation and Reuse segment generated $38.2 million, or 28.3% of total revenues. For the six months ended June 30, 2019, we had revenues of $108.4 million, of which our Assessment, Permitting and Response segment generated $9.6 million, or 8.9% of total revenues, our Measurement and Analysis segment generated $62.9 million, or 58.1% of total revenues, and our Remediation and Reuse segment generated $35.8 million, or 33.0% of total revenues. Revenue from Discontinued Service Lines contributed $3.8 million and $11.0 million to revenues during the six months ended June 30, 2020 and June 30, 2019, respectively, of which $2.5 million and $3.6 million, respectively, was in our Measurement and Analysis segment, and $1.3 million and $7.4 million, respectively, was in our Remediation and Reuse segment.

Cost of Revenues

For the six months ended June 30, 2020, cost of revenues was $90.3 million or 67.0% of revenues, and was comprised of direct labor of $57.2 million, outside services (including construction, laboratory, shipping and freight and other outside services) of $15.7 million, field supplies, testing supplies and equipment rental of $9.3 million, project-related travel expenses of $3.8 million and other direct costs of $4.3 million. For the six months ended June 30, 2020, cost of revenues as a percentage of revenues fell 3.5% from the prior year, as a result of lower labor and field supplies as a percentage of revenue, partially offset by higher outside services costs. These drivers were primarily as a result of changes in segment mix, as well as labor-related savings from temporary cost mitigation efforts related to COVID-19.

For the six months ended June 30, 2019, cost of revenues was $76.4 million or 70.5 % of revenues, and was comprised of direct labor of $44.6 million, outside services (including construction, laboratory, shipping and freight and other outside services) of $16.6 million, field supplies, testing supplies and equipment rental of $8.5 million, project-related travel expenses of $3.8 million and other direct costs of $2.9 million.

Selling, General and Administrative Expenses

For the six months ended June 30, 2020, selling, general and administrative expenses were $44.2 million, an increase of $22.6 million or 104.7% versus the prior year, of which $8.5 million was from selling, general and administrative expenses pertaining to companies we acquired at the end of, and subsequent to, the second quarter of 2019. The remaining $14.1 million increase was primarily due to an increase in bad debt of $5.7 million primarily related to the Discontinued Service Lines, an increase in expense related to the fair value adjustment of contingent consideration of $4.9 million, an increase in costs incurred related to acquisitions of $2.7 million, costs related to preparing for our initial public offering of $0.5 million and investment in corporate infrastructure (primarily finance, sales and marketing, safety, IT and human resources).

For the six months ended June 30, 2020, selling, general and administrative expenses were comprised of indirect labor of $15.0 million, facilities costs of $5.8 million, stock-based compensation of $1.5 million, acquisition-related costs of $2.5 million, bad debt expense of $6.3 million, a charge related to a change in the fair value of contingent liabilities of $4.0 million, costs related to preparing for our initial public offering of $0.5 million and other costs (including software, travel, insurance, legal, consulting and audit services) of $8.6 million.

For the six months ended June 30, 2019, selling, general and administrative expenses of $21.6 million, were comprised of indirect labor of $8.3 million, facilities costs of $5.2 million, stock-based compensation of $1.8 million, acquisition-related costs of $1.1 million, bad debt expense of $0.5 million and other costs (including software, travel, insurance, legal, consulting and audit services) of $5.6 million. These costs were partially offset by a credit recorded as a result of a decrease in the fair value of contingent consideration of $0.9 million.

We expect our general and administrative expenses to increase as a result of additional insurance, legal, accounting, investor relations and other costs associated with becoming a public company.

Related Party Expense

Related party expense for the six months ended June 30, 2020 and June 30, 2019, of $0.1 million and $0.3 million, respectively, represented fees paid to a related party for acquisition-related diligence support. See Note 21 to our unaudited condensed consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2020, was $17.3 million and was comprised of amortization of finite lived intangibles of $13.3 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $4.0 million. Depreciation and amortization expense for the six months ended June 30, 2019, was $12.9 million and was comprised of amortization of finite lived intangibles of $9.1 million and depreciation of property and equipment of $3.8 million. The increase in both depreciation and amortization for the six months ended June 30, 2020 versus the six months ended June 30, 2019 is primarily a result of acquisitions.

Other Expense

Other expense for the six months ended June 30, 2020 of $7.9 million was driven primarily by fair value adjustments related to the Series A-1 preferred stock contingent put option. Other expense for the six months ended June 30, 2019 of $1.2 million related primarily to fair value adjustments to the Series A-1 warrant option. See Notes 12 and 16 to our unaudited condensed consolidated financial statements.

Interest Expense, Net

Interest expense, net incurred during the six months ended June 30, 2020 was $7.9 million, compared to $2.5 million for the six months ended June 30, 2019. The increase in interest expense was driven by higher outstanding debt balances and higher borrowings under an equipment line of credit, as well as higher average interest rates, as a result of the repayment of our prior senior secured credit facility in April, 2020, using proceeds from the Unitranche Credit facility, which carries a higher rate of interest. Interest expense in the six months ended June 30, 2020 also includes $1.4 million from both payments made and the write off of deferred debt issuance costs, related to the repayment of our prior senior secured credit facility. See Note 13 to our unaudited condensed consolidated financial statements.

Income taxes benefit

Income tax benefit was $4.9 million and $0.9 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The increase in tax benefit is primarily attributable to the increase in our loss before income tax, partially offset by an increase in permanently disallowed tax deductions for U.S. federal income tax purposes, state and foreign income tax provisions and Global Intangible Low Taxed Income.

Segment Results of Operations

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020			2019
(in thousands)	Revenues	Adjusted EBITDA(1)	Adjusted EBITDA Margin(2)	Revenues	Adjusted EBITDA(1)(3)	Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$18,631	$4,989	26.8%	$5,028	$2,002	39.8%
Measurements & Analysis	37,036	11,615	31.4%	34,617	7,979	23.0%
Remediation & Reuse	18,099	2,375	13.1%	17,756	2,399	13.5%
Total Operating Segments	$73,766	$18,979	25.7%	$57,401	$12,380	21.6%
Corporate and Other		(5,084)	n/a		(3,842)	n/a

(1)

For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 20 to our unaudited condensed consolidated financial statements.

(2)	Represents Adjusted EBITDA as a percentage of revenues.

(3)

Aggregate amount does not foot to consolidated amount disclosed elsewhere in this filing due to an adjustment at the consolidated level to exclude earnings related to the Discontinued Service Lines.  See “Non-GAAP Financial Information” and Note 20 to our unaudited condensed consolidated financial statements.

Revenues

Assessment, Permitting and Response segment revenues for the three months ended June 30, 2020 were $18.6 million, compared to $5.0 million for the three months ended June 30, 2019. The increase was driven by the acquisition of CTEH in the second quarter of 2020, which expanded our product portfolio and our scientific and technical advisory services footprint.

Measurement and Analysis segment revenues for the three months ended June 30, 2020 were $37.0 million, an increase of $2.4 million or 7.0% compared to revenues for the three months ended June 30, 2019 of $34.6 million. The increase was primarily driven by acquisitions completed at the end of, and subsequent to, the second quarter of 2019 which contributed $2.1 million to revenues in the second quarter of 2020, as well as organic growth excluding the impact of the Discontinued Services Lines. The increase was partially offset by a $1.0 million decline in revenues from Discontinued Service Lines. Revenues from Discontinued Service Lines in the Measurement and Analysis segment were $0.9 million and $1.9 million in the three months ended June 30, 2020 and June 30, 2019, respectively.

Remediation and Reuse segment revenues for the three months ended June 30, 2020 were $18.1 million, an increase of $0.3 million or 1.9% compared to revenues for the three months ended June 30, 2019 of $17.8 million. The increase was driven by acquisitions subsequent to the second quarter of 2019, which contributed $3.7 million to revenues in the second quarter of 2020, partially offset by a $3.5 million decline in revenues from Discontinued Service Lines. Revenues from Discontinued Service Lines were $0.4 million and $3.9 million in the three months ended June 30, 2020 and June 30, 2019, respectively.

Adjusted EBITDA

Assessment, Permitting and Response segment Adjusted EBITDA was $5.0 million for the three months ended June 30, 2020, compared to $2.0 million for the three months ended June 30, 2019. For the three months ended June 30, 2020 and June 30, 2019, Adjusted EBITDA margin was 26.8% and 39.8%, respectively. The increase in Adjusted EBITDA and the lower Adjusted EBITDA margin was primarily a result of the acquisition of CTEH in the second quarter of 2020, which typically operates at lower margins than our legacy segment business.

Measurement and Analysis segment Adjusted EBITDA for the three months ended June 30, 2020 was $11.6 million, an increase of $3.6 million compared to Adjusted EBITDA for the three months ended June 30, 2019 of $8.0 million. For the three months ended June 30, 2020 Adjusted EBITDA margin was 31.4% compared to 23.0% in the prior year. The improvement in Adjusted EBITDA and Adjusted EBITDA margin was primarily as a result of higher revenues, favorable business mix and temporary cost mitigation initiatives taken in the second quarter of 2020 in response to COVID-19.

Remediation and Reuse Adjusted EBITDA was relatively flat at $2.4 million for the three months ended June 30, 2020 and June 30, 2019. For the three months ended June 30, 2020 Adjusted EBITDA margin was 13.1% compared to 13.5% during the six months ended June 30, 2019. The decrease in Adjusted EBITDA margin was a result of higher fixed costs in anticipation of growth and geographic expansion, as well as earnings from Discontinued Service Lines in the prior year of $0.5 million.

Corporate and other costs were $5.1 million, or 6.9% of revenues, for the three months ended June 30, 2020 compared to $3.8 million, or 6.7% of revenues, for the three months ended June 30, 2019. The cost increase was driven by head count additions in sales and marketing, human resources, information technology, safety and finance made in 2019 subsequent to the second quarter to support higher anticipated revenues.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020			2019
(in thousands)	Revenues	Adjusted EBITDA	Adjusted EBITDA Margin(1)	Revenues	Adjusted EBITDA(1)(3)	Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$23,161	$6,431	27.8%	$9,603	$3,996	41.6%
Measurements & Analysis	$73,476	19,176	26.1%	62,948	12,112	19.2%
Remediation & Reuse	$38,160	4,481	11.7%	35,804	4,875	13.6%
Total Operating Segments	$134,797	$30,088	22.3%	$108,355	$20,983	19.4%
Corporate and Other		(10,640)	n/a		(7,373)	n/a

(1)

For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 20 to our unaudited condensed consolidated financial statements included elsewhere in this filing.

(2)	Represents Adjusted EBITDA as a percentage of revenues.
(3)

Aggregate amount does not foot to consolidated amount disclosed elsewhere in this filing due to an adjustment at the consolidated level to exclude earnings related to the Discontinued Service Lines.  See “Non-GAAP Financial Information” and Note 20 to our unaudited condensed consolidated financial statements.

Revenues

Assessment, Permitting and Response segment revenues for the six months ended June 30, 2020 were $23.2 million, compared to $9.6 million for the six months ended June 30, 2019. The 141.2% increase was due to the acquisition of CTEH business in the second quarter of 2020.

Measurement and Analysis segment revenues for the six months ended June 30, 2020 were $73.5 million, an increase of $10.6 million or 16.7% compared to revenues for the six months ended June 30, 2019 of $62.9 million. The increase was driven by organic growth excluding the impact of the Discontinued Services Lines, in our continuing businesses, and by acquisitions completed at the end of, or subsequent to, the second quarter of 2019, which contributed $4.2 million to 2020 revenues. The increase was partially offset by a $1.1 million decline in revenues from Discontinued Service Lines. Revenues from Discontinued Service Lines in the Measurement and Analysis segment were $2.5 million and $3.6 million in the six months ended June 30, 2020 and June 30, 2019, respectively.

Remediation and Reuse segment revenues for the six months ended June 30, 2020 were $38.2 million, an increase of $2.4 million or 6.6% compared to revenues for the six months ended June 30, 2019 of $35.8 million. The increase was driven by acquisitions completed subsequent to the second quarter of 2019, which contributed $7.7 million to 2020 revenues, partially offset by a $6.1 million decline in revenues from Discontinued Service Lines. Revenues from the Discontinued Service Lines were $1.3 million and $7.4 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

Adjusted EBITDA

Assessment, Permitting and Response segment Adjusted EBITDA was $6.4 million for the six months ended June 30, 2020, compared to $4.0 million for the six months ended June 30, 2019 driven by the increase in revenues. For the six months ended June 30, 2020 and June 30, 2019, Adjusted EBITDA margin was 27.8% and 41.6%, respectively. The decrease in Adjusted EBITDA margin was driven primarily by the increase in one-time costs associated with the acquisition of CTEH in the second quarter of 2020 and the fact CTEH typically operates at lower margins than our legacy segment business.

Measurement and Analysis segment Adjusted EBITDA for the six months ended June 30, 2020 was $19.2 million, an increase of $7.1 million compared to Adjusted EBITDA for the six months ended June 30, 2019 of $12.1 million. For the six months ended June 30, 2020 Adjusted EBITDA margin was 26.1% compared to 19.2% in the prior year. The improvement in Adjusted EBITDA and Adjusted EBITDA margin was as a result of revenue growth, favorable business mix and temporary cost mitigation initiatives taken in the second quarter of 2020 in response to COVID-19.

Remediation and Reuse segment Adjusted EBITDA for the six months ended June 30 2020 was $4.5 million, a decrease of $0.4 million compared to Adjusted EBITDA for the six months ended June 30, 2019 of $4.9 million. For the six months ended June 30, 2020 Adjusted EBITDA margin was 11.7% compared to 13.6% during the six months ended June 30, 2019. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was attributable to higher fixed costs in anticipation of additional growth and geographic expansion, as well as earnings from Discontinued Service Lines in the prior year of $0.7 million, partially offset by revenue growth.

Corporate and other costs were $10.6 million, or 7.9% of revenues, for the six months ended June 30, 2020 compared to $7.4 million, or 6.8% of revenues, for the six months ended June 30, 2019. The increase was driven by higher labor costs in sales and marketing, human resources, information technology, safety and finance, as well as an increase in software, insurance, marketing and non-capitalizable IPO related costs, which were made in 2019 in support of anticipated acquisitions and revenue growth.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and other sources, including availability under our credit facility, and their sufficiency to fund our operating and investing activities.

Our principal sources of liquidity have been borrowings under our credit facility, prior senior secured credit facility and other borrowing arrangements and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under our credit facility, prior senior secured credit facility and other prior secured and unsecured borrowings and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy, to pay interest and principal on our indebtedness and Series A-2 preferred stock and to make capital expenditures. Additionally, the CTEH acquisition agreement includes an earn-out provision that provides for the payment of contingent consideration based on CTEH’s 2020 and 2021 results in an aggregate amount not to exceed $80.0 million, with each payment equal to a specified multiple of CTEH’s EBITDA for the relevant year in excess of specified targets. Any earn-out to be paid in respect of fiscal years 2020 and 2021 will be capped at $50.0 million and $30.0 million, respectively, with any payment in respect of 2020 payable, at our discretion, entirely in common stock or 50% in cash and 50% in common stock, and any payment in respect of 2021 payable in cash. See Note 6 to our unaudited condensed consolidated financial statements.

We expect to continue to finance our liquidity requirements, including any cash earn-out payments that may be required in connection with the acquisition of CTEH, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the next twelve months. See “COVID-19” above for a discussion of the impact of the pandemic on our liquidity.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2020	2019
Consolidated Statement of Cash flows data:
Net cash (used in) provided by operating activities	(1,584)	$4,391
Net cash used in investing activities	(173,969)	(27,941)
Net cash provided by financing activities	213,412	22,742
Change in cash, cash equivalents and restricted cash	37,859	$(808)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows. For the six months ended June 30, 2020, net cash used in operating activities was $1.6 million, a decrease of $6.0 million, when compared to net cash provided by operating activities of $4.4 million for the six months ended June 30, 2019. This decrease in cash flows from operating activities in the six months ended June 30, 2020 primarily reflects higher contingent consideration payments of $6.2 million, higher interest payments of $4.5 million, higher acquisition-related costs of $2.7 million, and higher cloud computing costs of $1.3 million (related to the implementation of new ERP (Enterprise Resource Planning) and CRM (Customer Relationship Management) systems), when compared to the prior year. These higher payments were partially offset by a decrease in working capital of $6.6 million, as a result of lower accounts receivable, partially offset by a decrease in accounts payable, due to the timing of vendor payments, and higher bonus payments when compared to the six months ended June 30, 2019, as well as lower taxes paid of $0.9 million.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $174.0 million, primarily driven by cash paid for the acquisition of CTEH, net of cash acquired, of $170.7 million, as well as purchases of property and equipment for cash consideration of $3.2 million.

For the six months ended June 30, 2019, net cash used in investing activities was $27.9 million, primarily driven by cash paid for acquisitions, net of cash acquired, of $26.7 million, as well as purchases of property and equipment for cash consideration of $1.2 million.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $213.4 million. Cash provided by financing activities was driven by borrowings under the Unitranche Credit Facility, consisting of $175.0 million under the term loan and $25.0 million under the revolver, as well as net proceeds of $173.7 million from the issuance of the Series A-2 preferred stock. Proceeds from the Unitranche Credit Facility were used primarily to repay the $177.5 million outstanding under the prior senior credit facility, whereas proceeds from the issuance of the Series A-2 preferred stock were used to finance a portion of the acquisition of CTEH. Cash from financing activities was also used to make payments of acquisition-related contingent consideration of $6.0 million, amortization payments of $1.3 million related to our term loan under our prior senior secured credit facility, the repayment of capital leases of $1.2 million, and the payment of debt issuance and debt extinguishment costs of $6.7 million.

For the six months ended June 30, 2019, net cash provided by financing activities was $22.7 million. Cash provided by financing activities was driven by a $24.0 million increase in net borrowings under our prior senior secured credit facility, partially offset by the payment of acquisition-related contingent consideration of $0.5 million and the repayment of capital leases of $0.8 million.

Credit Facility

On April 13, 2020, we entered into a Unitranche Credit Agreement providing for a new $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility and used a portion of the proceeds from the new credit facility to repay all amounts outstanding under the prior senior secured credit facility. The credit facility matures on the earliest of (a) April 13, 2025, (b) so long as our Series A-1 preferred stock has not been redeemed in full or otherwise not converted into common stock of Montrose, the date that is 180 days before the Series A-1 preferred equity mandatory redemption date, unless prior to such date, the Series A-1 preferred equity mandatory redemption date has been extended to a date not earlier than one hundred eighty (180) days after April 13, 2025 and (c) so long as our Series A-2 preferred stock has not been redeemed in full or otherwise not converted into common stock of Montrose, the date that is 180 days before the Series A-2 preferred equity mandatory redemption date, unless prior to such date, the Series A-2 preferred equity mandatory redemption date has been extended to a date not earlier than one hundred eighty (180) days after April 13, 2025. The term loan bears interest at a rate of LIBOR plus 5.0% (subject to a 1% LIBOR floor) or the base rate plus 4.0%. The revolver bears interest at a rate of LIBOR plus 3.5% or the base rate plus 2.5%. The revolver is also subject to an unused commitment fee of 0.35%. The term loan begins amortizing quarterly with fiscal quarter ending September 30, 2020, with a required repayment of (a) $0.5 million for fiscal quarter ending September 30, 2020 and each other fiscal quarter through and including June 30, 2021, (b) $1.1 million for fiscal quarter ending September 30, 2021 and each other fiscal quarter through and including June 30, 2021, and (c) $1.6 million for each fiscal quarter ending thereafter. We have the option to borrow incremental term loans up to an aggregate principal amount of $100.0 million subject to the satisfaction of certain conditions, including the borrower’s pro forma compliance with the financial covenants under the credit facility. Immediately after giving effect to the incurrence of any such incremental term loans, the unitranche lenders must collectively hold at least 70% of all pari passu debt of all lenders under the credit facility. The existing lenders are not obligated to participate in any incremental term loan facility.

Our obligations under the new credit facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The credit facility includes a number of covenants imposing certain restrictions on our business, including, among other things, restrictions on our ability to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions. The credit facility also contains financial covenants requiring us to remain below a maximum consolidated total leverage ratio of 4.25 times, which steps down to 4.00 times beginning December 31, 2021 and then to 3.75 times beginning December 31, 2022, and a minimum consolidated fixed charge coverage ratio of 1.25 times.

The new credit facility contains mandatory prepayment feature upon a number of events, including with the proceeds of certain asset sales, proceeds from the issuance of any debt and proceeds of the capital contribution amounts contributed to cure a financial covenant default. The credit facility also includes mandatory prepayments of 50.0% of excess cash flow minus voluntary prepayments of the term loan and, solely to the extent accompanied by a permanent reduction in the revolving commitment, the revolving loan, if our consolidated total leverage ratio for the year ending December 31, 2020 is greater than or equal to 3.25 times and, for any year thereafter, the amount of any such mandatory prepayment shall be reduced to 25.0% of excess cash flow if the leverage ratio is less than 3.00 times. As of June 30, 2020, the Company’s leverage ratio under the new credit facility was 2.73 times. The weighted average interest rate on the new credit facility as of June 30, 2020 was 5.71%.

Our prior senior secured credit facility consisted of a $50.0 million term loan and a $130.0 million revolving credit facility.

Borrowings under the prior senior secured credit facility bore interest at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) Bank of America, N.A.’s prime rate and (c) the Eurocurrency Rate, which is based on LIBOR, (using a one-month period plus 1.0%), plus the applicable margin, as we elect). The applicable margin means a percentage per annum determined in accordance with the following table:

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee	Eurodollar Rate Loans and LIBOR Letter of Credit Fee	Daily Floating Rate Loans	Rate Loans
1	> 3.75 to 1.0	0.50%	4.00%	4.00%	3.00%
2	≤ 3.75 to 1.0 but > 3.00 to 1.0	0.50	3.50	3.50	2.50
3	≤ 3.00 to 1.0 but > 2.25 to 1.0	0.40	3.00	3.00	2.00
4	< 2.25 to 1.0	0.30	2.50	2.50	1.50

The weighted average interest rate on the prior senior secured credit facility as of March 31, 2020 was 4.95%. All amounts outstanding under the prior senior secured credit facility were repaid on April 13, 2020.

See Note 13 to our unaudited condensed consolidated financial statements.

Series A-1 Preferred Stock

On October 19, 2018, we issued 12,000 shares of our Series A-1 preferred stock. The Series A-1 preferred stock accrues dividends quarterly at an annual rate of 15.0% with respect to any dividends paid in cash and at an annual rate of 14.2%, compounded quarterly with respect to dividends that are accrued. In the event of a redemption, a holder is guaranteed a minimum of either two or three years of dividends depending on the nature of the redemption. Total accrued and unpaid dividends as of March 31, 2020, December 31, 2019 and December 31, 2018 were $27.0 million, $21.9 million and $3.4 million, respectively. The Series A-1 preferred stock is redeemable at our option at any time and, under certain circumstances, including an initial public offering, at the option of the holders of a majority of the Series A-1 preferred stock outstanding. The Series A-1 preferred stock also contains certain restrictive covenants. As of March 31, 2020, December 31, 2019 and December 31, 2018, we were subject to a maximum consolidated total leverage ratio, including the outstanding principal and accrued dividend on the Series A-1 preferred stock, of 10.0 times as of the end of any fiscal quarter until maturity. We were in compliance with the covenants as of March 31, 2020, December 31, 2019 and December 31, 2018. We redeemed all issued and outstanding shares of Series A-1 preferred stock with a portion of the proceeds from the Company’s initial public offering and the issuance of shares of common stock on July 27, 2020.

See Note 16 to our unaudited June 30, 2020 condensed consolidated financial statements.

Series A-2 Preferred Stock

On April 13, 2020, the Company issued 17,500 shares of the Series A-2 preferred stock with a par value of $0.0001 per share and a warrant to purchase common stock, in exchange for $175.0 million. Prior to the effectiveness of the Company’s initial public offering, each share of Series A-2 preferred stock accrued dividends at the rate of 15.0% per annum with respect to dividends that are paid in cash, and 14.2% per annum, with respect to dividends that accrue and compound before a private offering (in certain circumstances), resulting in an annual dividend rate of 15.0%, and 9.0% per annum after an initial public offering or private offering (in certain circumstances). Following the completion of the Company’s initial public offering, the Series A-2 preferred stock does not mature or have a cash repayment obligation; however, it is redeemable at the Company’s option. The Series A-2 preferred stock becomes convertible into our common stock beginning on the four-year anniversary of the Series A-2 preferred stock issuance. Upon the four-year anniversary of the issuance, holders of Series A-2 preferred stock may convert up to $60.0 million of such shares into our common stock at a conversion rate discounted to 85.0% of the volume weighted average trading value, with the permitted amount of Series A-2 preferred stock to be converted increasing at each subsequent anniversary of the issuance until the sixth anniversary, after which all of the Series A-2 preferred stock may be converted at the holder’s option. Following the completion of the Company’s initial public offering and redemption of the Series A-1 preferred stock on July 27, 2020, the Series A-2 preferred stock dividend rate changed to 9.0% per annum, with such dividends accruing daily and compounding quarterly. If permitted under our existing debt facilities, we must pay the Series A-2 preferred stock dividend in cash each quarter.

With respect to any redemption of any share of the Series A-2 preferred stock prior to April 13, 2023, the Company is subject to a make whole penalty in which the holder is guaranteed at least three years of dividend payments on the redeemed amount.

See Note 17 to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our Final Prospectus filed with the SEC on July 22, 2020 includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to those critical accounting policies as disclosed therein.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

NON-GAAP Financial Information

In addition to our results under GAAP, management uses other supplemental financial measures of financial performance that are not required by, or presented in accordance with, GAAP, including Adjusted EBITDA and Adjusted EBITDA margin. We calculate Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense and acquisition-related costs, as set forth in greater detail in the table below. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues for a given period.

Adjusted EBITDA and Adjusted EBITDA margin are two of the primary metrics used by management to evaluate our financial performance and compare it to that of our peers, evaluate the effectiveness of our business strategies, make budgeting and capital allocation decisions and in connection with our executive incentive compensation. These measures are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe they are helpful in highlighting trends in our operating results because they allow for more consistent comparisons of financial performance between periods by excluding gains and losses that are non-operational in nature or outside the control of management, as well as items that may differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments.

These non-GAAP measures do, however, have certain limitations and should not be considered as an alternative to net income or any other performance measure derived in accordance with GAAP. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items for which we may make adjustments. In addition, Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures used by other companies in our industry or across different industries, and other companies may not present these or similar measures. Management compensates for these limitations by using these measures as supplemental financial metrics and in conjunction with our results prepared in accordance with GAAP. We encourage investors and others to review our financial information in its entirety, not to rely on any single measure and to view Adjusted EBITDA and Adjusted EBITDA margin in conjunction with the related GAAP measures.

The following is a reconciliation of our net income (loss) to Adjusted EBITDA:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Net income (loss)	$13,224	$(322)	$(28,024)	$(5,564)
Interest expense	5,260	1,181	7,853	2,460
Income tax benefit	(1,759)	(1,712)	(4,911)	(896)
Depreciation and amortization	9,784	6,401	17,344	12,850
EBITDA	$26,509	$5,548	$(7,738)	$8,850
Stock-based compensation (1)	1,140	1,294	2,290	2,522
Start-up losses and investment in new services (2)	296	48	675	169
Acquisition costs (3)	2,454	857	3,761	1,072
Fair value changes in contingent put option (4)	(22,602)	—	7,025	—
Fair value changes in warrant options (4)	4	1,549	2	1,549
Fair value changes in compound embedded option (5)	756	—	756	—
Fair value changes in contingent liabilities (6)	3,983	(926)	3,983	(926)
Short term purchase accounting fair value adjustment to deferred revenue (7)	—	—	243	—
IPO preparation costs (8)	—	73	531	86
Discontinued Service Lines (9)	1,078	(464)	7,496	(669)
Other losses and expenses (10)	—	—	147	—
Expenses related to financing transactions (11)	277		277
Adjusted EBITDA	$13,895	$7,979	$19,448	$12,653

(1)	Represents non-cash stock-based compensation expenses related to option awards issued to employees and restricted stock grants issued to directors.
(2)

Represent start-up losses related to losses incurred on (i) the expansion of lab testing methods and lab capacity, including into new geographies, (ii) expansion of our Canadian testing capacity in advance of new regulations and (iii) expansion into Europe in advance of projects driven by new regulations.

(3)	Acquisition costs include financial and tax diligence, consulting, legal, valuation, accounting and travel costs and acquisition-related incentives related to our acquisition activity.
(4)	Amounts relates to the change in fair value of the contingent put option attached to the Series A-1 and the warrant option attached to the Series A-1 and Series A-2 preferred stock.
(5)	Amounts relates to the change in fair value of the Series A-2 compound embedded derivative.
(6)

Fair value changes in value of contingent liabilities, reflects the difference between the expected settlement value of acquisition related earn-out payments at the time of the closing of acquisitions and the expected (or actual) value of earn-outs at the end of the relevant period.

(7)	Purchase accounting fair value adjustment to deferred revenue represents the impact of the fair value adjustment to the carrying value of deferred revenue as of the date of acquisition of ECT2.
(8)	IPO preparation costs relate to expenses incurred by us to prepare for the Company’s initial public offering.
(9)

Represents (earnings) loss from the Discontinued Service Lines. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors that Affect Our Business and Our Results.”

(10)	Represents non-operational charges incurred as a result of lease abandonments.
(11)	Non-capitalizable expenses associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock Warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of June 30, 2020, a 1.0% increase in interest rates would increase annual income (loss) before income taxes by approximately $2.0 million. Due to the 1.0% LIBOR floor under the terms of the term loan, and the LIBOR rate of 0.16% in effect on the revolver at June 30, 2020, any decrease in LIBOR rates would have had a de minimis benefit to annual income (loss) before income taxes.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities, including those involving labor and employment, anti-discrimination, commercial disputes and other matters. We are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

There have been no material changes to our risk factors from the risk factors disclosed in our Final Prospectus dated July 22, 2020, filed in connection with our initial public offering. The risks described in our Final Prospectus, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks facing we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Series A-2 Preferred Stock

On April 13, 2020, we issued an aggregate of 17,500 shares of Series A-2 preferred stock, par value $0.0001 per share, and a detachable warrant to purchase 1,351,960 shares of common stock, subject to adjustment, with a 10-year life, for aggregate consideration of $175.0 million. The proceeds from this issuance were used to pay the cash portion of the purchase price in the acquisition of CTEH.  See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Series A-2 Preferred Stock” for a discussion of the conversion features of the Series A-2 preferred stock.  The warrant had an exercise price of $0.01 per share of common stock and, concurrent with the consummation of our initial public offering, the number of shares of common stock underlying the warrant was adjusted upwards pursuant to the terms thereof to 1,999,999. The warrant was exercised in full on July 30, 2020. The issuance of the Series A-2 preferred stock and the warrant to purchase shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering. See Note 17 to our unaudited condensed consolidated financial statements.

CTEH Acquisition

On April 13, 2020, we issued an aggregate of 791,139 shares of common stock to an accredited investor as a portion of the consideration paid in the acquisition of CTEH. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering. See Note 6 to our unaudited condensed consolidated financial statements.

Use of Proceeds

In connection with our initial public offering, we filed a Registration Statement on Form S-1 (File No. 333-239542) on June 29, 2020. The registration statement, as amended, registered up to 11,500,000 shares of our common stock to be issued and sold by us. The SEC declared the registration statement effective on July 22, 2020. In the initial public offering, we sold all 11,500,000 shares of our common stock at a public offering price of $15.00 per share, resulting in aggregate gross proceeds of $172.5 million and aggregate net proceeds to us of approximately $161.3 million after deducting underwriting discounts and commissions. We used $9.8 million of the net proceeds to pay offering expenses and employee bonuses, and we used $131.8 million of the net proceeds to pay a portion of the aggregate redemption price for all outstanding shares of our Series A-1 preferred stock, all of which were held by OCM Montrose Holdings, L.P., an affiliate of Oaktree Capital, which, along with its affiliates, is a greater than 10% beneficial owner of our common stock. The remaining balance of the aggregate redemption price for the Series A-1 preferred stock was paid in shares of common stock.  The offering closed on July 27, 2020. The underwriters were BofA Securities, Inc., William Blair & Company, L.L.C., BNP Paribas Securities Corp., Capital One Securities, Inc., Stifel, Nicolaus & Company and Needham & Company, LLC.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Montrose Environmental Group, Inc.

Date: August 31, 2020	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer