Form 10-Q
period 2020-09-30
Montrose Environmental Group, Inc.
filed 2020-11-12
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2020, the registrant had 24,961,680 shares of common stock, $0.000004 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Unaudited Condensed Consolidated Statements of Financial Position	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	2
	Unaudited Condensed Consolidated Statements of Redeemable Series A-1 Preferred Stock, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ Equity (Deficit)	3
	Unaudited Condensed Consolidated Statements of Cash Flows	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	51
Signatures		52

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and restricted cash	$38,377	$6,884
Accounts receivable—net	44,785	45,927
Contract assets	35,441	13,605
Prepaid and other current assets	8,585	6,823
Total current assets	127,188	73,239
NON-CURRENT ASSETS:
Property and equipment—net	34,559	27,036
Goodwill	274,309	127,058
Other intangible assets—net	162,201	102,549
Other assets	4,081	1,956
TOTAL ASSETS	$602,338	$331,838
LIABILITIES, REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$33,897	$29,585
Accrued payroll and benefits	17,957	11,032
Warrant option	—	16,878
Business acquisitions contingent consideration, current	49,170	8,614
Current portion of long-term debt	5,034	7,143
Total current liabilities	106,058	73,252
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	9,742	379
Other non-current liabilities	3,431	—
Deferred tax liabilities—net	1,936	3,530
Contingent put option	—	7,100
Conversion option	18,059	—
Long-term debt—net of deferred financing fees	171,417	145,046
Total liabilities	310,643	229,307
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SERIES A-1 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 0 and 12,000 at September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $0 and $141,898 at September 30, 2020 and December 31, 2019, respectively	—	128,822
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 and 0 at September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $182.2 million and $0 at September 30, 2020 and December 31, 2019, respectively.	152,928	—
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.000004 par value; authorized shares: 190,000,000 and 25,000,000 at September 30, 2020 and December 31, 2019; issued and outstanding shares: 24,893,122 and 8,370,107 at September 30, 2020 and December 31, 2019, respectively.	—	—
Additional paid-in-capital	261,945	38,153
Accumulated deficit	(123,165)	(64,404)
Accumulated other comprehensive loss	(13)	(40)
Total stockholders’ equity (deficit)	138,767	(26,291)
TOTAL LIABILITIES, REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$602,338	$331,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
REVENUES	$84,705	$57,623	$219,502	$165,978
COST OF REVENUES (exclusive of depreciation and amortization shown below)	51,828	39,804	142,115	116,248
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	24,442	12,656	64,810	35,464
FAIR VALUE CHANGES IN BUSINESS ACQUISITIONS CONTINGENT CONSIDERATION	13,404	256	17,387	(670)
DEPRECIATION AND AMORTIZATION	9,740	7,412	27,084	20,262
LOSS FROM OPERATIONS	(14,709)	(2,505)	(31,894)	(5,326)
OTHER EXPENSE
Other expense	(9,637)	(2,460)	(17,534)	(3,639)
Interest expense—net	(3,043)	(2,130)	(10,896)	(4,590)
Total other expenses—net	(12,680)	(4,590)	(28,430)	(8,229)
LOSS BEFORE EXPENSE (BENEFIT) FROM INCOME TAXES	(27,389)	(7,095)	(60,324)	(13,555)
INCOME TAXES EXPENSE (BENEFIT)	3,348	(412)	(1,563)	(1,308)
NET LOSS	$(30,737)	$(6,683)	$(58,761)	$(12,247)
EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	80	(20)	27	3
COMPREHENSIVE LOSS	(30,657)	(6,703)	(58,734)	(12,244)
ACCRETION OF REDEEMABLE SERIES A-1 PREFERRED STOCK	(6,542)	(5,030)	(17,601)	(14,341)
REDEEMABLE SERIES A-1 PREFERRED STOCK DEEMED DIVIDEND	(24,341)	—	(24,341)	—
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(2,870)	—	(2,870)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(64,490)	(11,713)	(103,573)	(26,588)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— BASIC AND DILUTED	21,554	8,718	13,669	8,640
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— BASIC AND DILUTED	$(2.99)	$(1.34)	$(7.58)	$(3.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Redeemable		Convertible and Redeemable						Notes	Accumulated
	Series A-1		Series A-2				Additional		Receivable	Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	from	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	(Loss) Income	Equity (Deficit)
BALANCE—December 31, 2019	12,000	$128,822	—	$—	8,370,107	$—	$38,153	$(64,404)	$—	$(40)	$(26,291)
Net loss	—	—	—	—	—	—	—	(41,248)	—	—	(41,248)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	5,415	—	—	—	—	(5,415)	—	—	—	(5,415)
Stock-based compensation	—	—	—	—	—	—	1,150	—	—	—	1,150
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	37	37
BALANCE—March 31, 2020	12,000	$134,237	—	$—	8,370,107	$—	$33,888	$(105,652)	$—	$(3)	$(71,767)
Net income	—	—	—	—	—	—	—	13,224	—	—	13,224
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	5,644	—	—	—	—	(5,644)	—	—	—	(5,644)
Issuance of the convertible and redeemable series A-2 preferred stock	—	—	17,500	152,928	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,140	—	—	—	1,140
Common stock issued	—	—	—	—	794,639	—	25,021	—	—	—	25,021
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	(90)	(90)
BALANCE—June 30, 2020	12,000	$139,881	17,500	$152,928	9,164,746	$—	$54,405	$(92,428)	$—	$(93)	$(38,116)
Net loss	—	—	—	—	—	—	—	(30,737)	—	—	(30,737)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	6,542	—	—	—	—	(6,542)	—	—	—	(6,542)
Series A-1 preferred stock deemed dividend	—	24,341	—	—	—	—	(24,341)	—	—	—	(24,341)
Redemption of the series A-1	(12,000)	(170,764)	—	—	1,786,739	—	26,801	—	—	—	26,801
Dividend payment to the series A-2 preferred shareholders	—	—	—	—	—	—	(2,870)	—	—	—	(2,870)
Exercise of the series A-1 preferred stock warrant	—	—	—	—	534,240	—	11,871	—	—	—	11,871
Exercise of the series A-2 preferred stock warrant	—	—	—	—	1,999,999		44,441	—	—	—	44,441
Stock-based compensation	—	—	—	—	—	—	1,149	—	—	—	1,149
Common stock issued	—	—	—	—	26,850	—	150	—	—	—	150
Issuance of common stock in connection with initial public offering, net of issuance costs of $15.6 million	—	—	—	—	11,500,000	—	156,881	—	—	—	156,881
Cancellation of shares	—	—	—	—	(119,452)	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	80	80
BALANCE—September 30, 2020	—	$—	17,500	$152,928	24,893,122	$—	$261,945	$(123,165)	$—	$(13)	$138,767

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data) (continued)

	Redeemable		Convertible and Redeemable						Notes	Accumulated
	Series A-1		Series A-2				Additional		Receivable	Other	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	from	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Income (Loss)	Equity (Deficit)
BALANCE—December 31, 2018	12,000	$109,206	—	$—	8,137,771	$—	$47,869	$(40,847)	$(122)	$—	$6,900
Net loss	—	—	—	—	—	—	—	(5,242)	—	—	(5,242)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	4,534	—	—	—	—	(4,534)	—	—	—	(4,534)
Stock-based compensation	—	—	—	—	—	—	1,228	—	—	—	1,228
Common stock issued	—	—	—	—	1,775	—	6	—	—	—	6
BALANCE—March 31, 2019	12,000	$113,740	—	$—	8,139,546	$—	$44,569	$(46,089)	$(122)	$—	$(1,642)
Net loss	—	—	—	—	—	—	—	(322)	—	—	(322)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	4,777	—	—	—	—	(4,777)	—	—	—	(4,777)
Stock-based compensation	—	—	—	—	—	—	1,294	—	—	—	1,294
Common stock issued	—	—	—	—	138,781	—	3,452	—	—	—	3,452
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	23	23
BALANCE—June 30, 2019	12,000	$118,517	—	$—	8,278,327	$—	$44,538	$(46,411)	$(122)	$23	$(1,972)
Net loss	—	—	—	—	—	—	—	(6,683)	—	—	(6,683)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	5,030	—	—	—	—	(5,030)	—	—	—	(5,030)
Stock-based compensation	—		—	—	—	—	1,055	—	—	—	1,055
Common stock issued	—	—	—	—	32,558	—	728	—	—	—	728
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	(20)	(20)
BALANCE—September 30, 2019	12,000	$123,547	—	$—	8,310,885	$—	$41,291	$(53,094)	$(122)	$3	$(11,922)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(58,761)	$(12,247)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for bad debt	6,445	590
Depreciation and amortization	27,084	20,262
Stock-based compensation expense	3,439	3,577
Fair value changes in the contingent put option	(19,240)	—
Fair value changes in the compound embedded option	27,420	—
Fair value changes in business acquisitions contingent consideration	17,387	(670)
Fair value changes in the warrant options	9,312	4,059
Deferred income taxes	(1,563)	(1,308)
Cloud computing costs	(2,350)	(247)
Other	1,170	97
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	(7,736)	(2,732)
Prepaid expenses and other current assets	(1,349)	(179)
Accounts payable and other accrued liabilities	(4,829)	(95)
Accrued payroll and benefits	6,084	1,440
Payment of contingent consideration and other assumed purchase price obligations	(6,390)	—
Net cash (used in) provided by operating activities	(3,877)	12,547
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,366)	(2,765)
Proprietary software development	(370)	(6)
Proceeds from net working capital adjustment related to acquisitions	2,819	—
Cash paid for acquisitions—net of cash acquired	(173,923)	(81,370)
Net cash used in investing activities	(176,840)	(84,141)
FINANCING ACTIVITIES:
Proceeds from line of credit	104,390	149,744
Payments on line of credit	(201,980)	(69,744)
Proceeds from term loans	175,000	—
Repayment of term loan	(49,297)	—
Payment of contingent consideration and other purchase price obligations	(6,004)	(1,136)
Repayment of capital leases	(2,257)	(1,304)
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs	161,288	—
Payments of deferred offering costs	(2,925)	(29)
Debt issuance costs	(4,866)	(417)
Debt extinguishment costs	(351)	—
Proceeds from issuance of common stock	171	139
Issuance of convertible and redeemable Series A-2 preferred stock and warrant	173,664	—
Redemption of the Series A-1 Preferred Stock	(131,821)	—
Dividend payment to the Series A-2 shareholders	(2,870)	—
Exercise of warrant options	25	—
Net cash provided by financing activities	212,167	77,253
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	31,450	5,659
Foreign exchange impact on cash balance	43	(5)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	6,884	2,489
End of period	$38,377	$8,143
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$9,368	$2,689
Cash paid for income tax	$171	$878
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A-1 preferred stock deemed dividend—net of return from holders	$24,341	$—
Series A-1 preferred stock dividend paid in common shares	$26,801	$—
Accrued purchases of property and equipment	$486	$932
Property and equipment acquired under capital leases	$1,753	$2,757
Accretion of the redeemable series A-1 preferred stock to redeemable value	$17,601	$14,341
Common stock issued to acquire new businesses	$25,000	$4,047
Acquisitions unpaid contingent consideration	$58,912	$5,401
Offering costs included in accounts payable and other accrued liabilities	$1,237	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Montrose Environmental Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share data)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 70 offices across the United States, Canada and Australia and over 1,700 employees. Montrose is highly acquisitive and, as of September 30, 2020, had completed 56 acquisitions since its inception.

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

Initial Public Offering—On July 27, 2020, the Company completed its initial public offering (“IPO”) of common stock, in which it sold 11,500,000 shares, including 1,500,000 shares issued pursuant to the underwriters full exercise on July 24, 2020 of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to the Company of approximately $161.3 million after deducting underwriting discounts of $11.2 million. Additionally, the Company offset $4.4 million of deferred IPO costs against IPO proceeds recorded to additional paid in capital. These deferred IPO costs were directly attributable to the IPO offering in accordance with Staff Accounting Bulletin Topic 5: Miscellaneous Accounting. The Company’s common stock began trading on the New York Stock Exchange on July 23, 2020.

Basis of Presentation—The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2019. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All intercompany transactions, accounts and profits, have been eliminated in the condensed consolidated financial statements.

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements—   The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and therefore intends to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. The Company has elected to use this extended transition period under the JOBS Act. The effective dates shown below reflect the election to use the extended transition period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted— In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends certain guidance to promote consistent application. ASU 2019-12 is effective for the Company’s annual and interim periods beginning on January 1, 2021, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impact of the adoption of the standard on the condensed consolidated financial statements and does not anticipate the standard to have a significant impact.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to trade receivables. The new guidance will be effective for the Company’s annual and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of the standard on the condensed consolidated financial statements and does not anticipate the standard to have a significant impact.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), to improve financial reporting regarding leasing transactions. The ASU primarily affects the accounting by the lessee in that it requires a lessee to recognize lease assets and liabilities, initially measured at the present value of the lease payments, on the balance sheets for those leases classified as operating leases under previous guidance. The new leasing standard is effective for the Company’s annual and interim periods beginning after December 15, 2021. The new leasing standard requires modified retrospective transition. The Company is currently evaluating the impact of the adoption of the updated standard on the condensed consolidated financial statements, but anticipates a material increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all significant lease obligations that are currently classified as operating leases.

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

Disaggregation of Revenue—The Company disaggregates revenue by its operating segments. The Company believes disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue disclosures are provided in Note 19.

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

The following table presents the Company’s contract balances:

	September 30,	December 31,
	2020	2019
Contract assets	$35,441	$13,605
Contract liabilities	9,335	3,314

Contracts assets acquired through business acquisitions completed in the nine months ended September 30, 2020 and the twelve months ended December 31, 2019, amounted to $6.5 million and $0.7 million, respectively. Contract liabilities acquired through business acquisitions completed in the nine months ended September 30, 2020 and twelve months ended December 31, 2019, amounted to zero and $2.2 million. Revenue recognized during the three and nine months ended September 30, 2020, included in the contract liabilities balance at December 31, 2019 was $0.5 million and $2.1 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior periods during the three and nine months ended September 30, 2020 was not material.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of September 30, 2020 and December 31, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $25.2 million and $13.0 million, respectively. As of September 30, 2020, the Company expected to recognize approximately $24.0 million of this amount as revenue within the next year and $1.2 million the year after.

Accounts Receivable, Net—Accounts receivable, net as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Accounts receivable, invoiced	$52,372	$46,643
Accounts receivable, other	929	611
Allowance for doubtful accounts	(8,516)	(1,327)
Accounts receivable—net	$44,785	$45,927

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable are shown on the face of the condensed consolidated statements of financial position, net of an allowance for doubtful accounts. In determining the allowance for doubtful accounts, the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends. Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19. The COVID-19 pandemic has added uncertainty to the collectability of certain receivables, particularly in industries hard hit by the pandemic. As a result, the Company recorded a $6.3 million bad debt reserve during the first quarter of 2020. The bad debt adjustment included a $5.5 million reserve for one customer in the Company’s Remediation and Reuse segment in which management concluded to discontinue select service lines as of March 31, 2020 (Note 19). For all periods presented, no customer accounted for more than 10.0% of revenue or accounts receivable, net.

The allowance for doubtful accounts as of September 30, 2020 and December 31, 2019 consisted of the following:

	Beginning Balance	Bad Debt Expense	Charged to Allowance	Other(1)	Ending Balance
Nine months ended September 30, 2020	$1,327	$6,445	$(294)	$1,038	$8,516
Year ended December 31, 2019	453	1,246	(556)	184	1,327

(1)	This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Deposits	$733	$605
Prepaid expenses	1,665	1,235
Prepaid insurance	2,577	170
Supplies	2,428	2,368
Offering costs	—	1,240
Income tax receivable	1,182	1,205
Prepaid and other current assets	$8,585	$6,823

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

Property and equipment, net, as of September 30, 2020 and December 31, 2019 consisted of the following:

	Estimated	September 30,	December 31,
	Useful Life	2020	2019
Lab and test equipment	7 years	$17,755	$14,810
Vehicles	5 years	12,869	11,073
Equipment	3–7 years	31,539	29,922
Furniture and fixtures	7 years	2,854	1,119
Leasehold improvements	7 years	6,758	5,954
Aircraft	10 years	834	—
Building	39 years	2,975	—
		75,584	62,878
Land		725	—
Construction in progress		156	796
Less accumulated depreciation		(41,906)	(36,638)
Total property and equipment—net		$34,559	$27,036

Total depreciation expense included on the condensed consolidated statements of operations was $2.1 million and $6.1 million for the three and nine months ended September 30, 2020, respectively. Total depreciation expense included on the condensed consolidated statements of operations was $2.1 million and $5.9 million for the three and nine months ended September 30, 2019, respectively.

6. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired several businesses during the nine months ended September 30, 2020 and September 30, 2019. The results of each of those acquired businesses are included in the condensed consolidated financial statements beginning on the respective acquisition dates. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

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

Other purchase price obligations (primarily deferred purchase price liabilities and target working capital liabilities or receivables) are included on the condensed consolidated statements of financial position in accounts payable and other accrued liabilities, other non-current liabilities or accounts receivable-net in the case of working capital deficits. Contingent consideration outstanding from acquisitions are included on the condensed consolidated statements of financial position in business acquisition contingent consideration, current or in business acquisitions contingent consideration, long-term. These obligations are scheduled to be settled if certain performance thresholds are met.

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

Transaction costs related to business combinations totaled $3.8 million and $2.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, and zero and $1.3 million for the three months ended September 30, 2020 and September 30, 2019, respectively. These costs are expensed within the selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

The cash payment made to acquire The Center for Toxicology and Environmental Health, L.L.C. (“CTEH”) was funded through the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 16) and the common stock portion of the purchase price was funded through the issuance of 791,139 shares of common stock. Cash payments made to acquire businesses during the nine months ended September 30, 2019 were funded through the Company’s prior senior secured credit facility (Note 12).

Acquisitions completed during the nine months ended September 30, 2020

The Center for Toxicology and Environmental Health, L.L.C.—In April 2020, the Company completed the acquisition of CTEH by acquiring 100% of its membership interests. CTEH is an environmental consulting company headquartered in Arkansas that specializes in environmental response and toxicology. The transaction qualified as an acquisition of a business and is accounted for as a business combination.

Leed Environmental Inc.— In September 2020, the Company acquired certain testing assets, and operations from Leed Environmental Inc. (“LEED”). LEED provides environmental project management and coordination services. LEED expands the Company’s remediation capabilities in the Northeast region of the United States.

American Environmental Testing Co.— In September 2020, the Company acquired certain assets and operations of American Environmental Testing Co. (“AETC”), a stack testing company in Utah. AETC expands the Company’s air measurement and analysis capabilities in the West Coast region.

The following table summarizes the elements of purchase price of the acquisitions completed during the nine months ended September 30, 2020:

	Cash	Common Stock	Other Purchase Price Component Current	Other Purchase Price Component Long Term	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
CTEH	$175,000	$25,000	$(2,297)	$—	$34,451	$10,543	$242,697
All other acquisitions	450	—	50	100	210	—	810
	$175,450	$25,000	$(2,247)	$100	$34,661	$10,543	$243,507

The contingent consideration elements of the purchase price of the acquisitions is related to earn-outs which are based on the expected achievement of revenue or earnings thresholds as of the date of the acquisition and for which the maximum potential amount is limited.

CTEH first year earnout is to be calculated at twelve times CTEH’s 2020 EBITDA (as defined in the purchase agreement) in excess of $18.3 million, with a maximum first year earn-out payment of $50.0 million. The second year earn-out is to be calculated at ten times CTEH’s 2021 EBITDA in excess of actual 2020 EBITDA (with actual 2020 EBITDA subject to a minimum of $18.3 million and a maximum of $22.5 million), with a maximum second year earn-out payment of $30.0 million. The 2020 earn out was initially payable 100% in common stock, but as a result of the completion of the Company’s IPO (Note 1), 50% of any 2020 earnout payment will be payable in cash and 50% will be payable, at the Company’s election, in cash or shares of common stock. The 2021 earn out, if any, is payable 100% in cash.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	CTEH	All Other Acquisitions	Total
Cash	$1,527	$—	$1,527
Accounts receivable	17,059	—	17,059
Other current assets	1,265	—	1,265
Current assets	19,851	—	19,851
Property and equipment	7,042	75	7,117
Customer relationships	56,000	—	56,000
Trade names	4,200	—	4,200
Covenants not to compete	4,000	109	4,109
Proprietary software	14,700	—	14,700
Goodwill	146,625	626	147,251
Total assets	252,418	810	253,228
Current liabilities	9,721	—	9,721
Total liabilities	9,721	—	9,721
Purchase price	$242,697	$810	$243,507

For the acquisitions completed during the nine months ended September 30, 2020, the results of operations have been combined with those of the Company. The Company’s condensed consolidated statement of operations for the three and nine months ended

September 30, 2020 includes revenue and pre-tax income of $37.2 million and $5.7 million, respectively, related mainly to the CTEH acquisition. CTEH, LEED and AETC are included in the Company’s Assessment, Permitting and Response, Remediation and Reuse and Measurement and Analysis segments, respectively.

The weighted average useful lives for the acquired customer relationships and internal proprietary software for the CTEH acquisition are 15 years and 3 years, respectively. The weighted average useful lives for the acquired tradenames, covenants not to compete and external proprietary software for the CTEH acquisition is 5 years. The weighted average useful lives for the acquired covenants not to compete for the other acquisitions is 4 years.

Goodwill associated with the CTEH, LEED and AETC acquisitions is deductible for income tax purposes.

Acquisitions completed during the nine months ended September 30, 2019

Golden Specialty, Inc.— In March 2019, the Company acquired 100% of the issued and outstanding capital stock of Golden Specialty, Inc. (“Golden”), an air testing laboratory in Texas. Golden expands the Company’s air measurement and analysis capabilities in the Gulf Coast region.

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

Air Water & Soil Laboratories, Inc.—In June 2019, the Company acquired 100% of the issued and outstanding capital stock of Air Water & Soil Laboratories, Inc. (“AWS”), a provider of air, water, and soil testing in the mid-Atlantic region. AWS expands the Company’s air, water, and soil environmental lab services in the East Coast region.

Advanced Environmental Compliance LLC—In July 2019, the Company acquired certain emissions testing assets, employees and customer relationships from Advanced Environmental Compliance LLC (“AEC”). AEC is in the business of providing air quality measurement and analysis services, together with environmental laboratory services. AEC expands the Company’s emissions testing services offering in the West Coast region.

LEHDER Environmental Services Ltd.—In July 2019, the Company acquired 100% of the issued and outstanding capital stock of LEHDER Environmental Services (“LEHDER”), a provider of air quality management services in Canada. LEHDER expands the Company’s international reach and air quality services capabilities in Canada.

Emerging Compounds Treatments Technologies, Inc.—In August 2019, the Company acquired 100% of the issued and outstanding capital stock of Emerging Compounds Treatments Technologies, Inc. (“ECT2”), a provider of novel technologies for removing contaminants/compounds from water and air. ECT2 expands the Company’s water and air treatment capabilities throughout the United States and Australia.

The following table summarizes the elements of purchase price of the acquisitions completed during the nine months ended September 30, 2019:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
Golden	$1,500	—	—	$477	$1,977
TES	2,359	322	25	4,911	7,617
TESUS	18,683	3,041	1,495	—	23,219
AWS	6,020	—	150	—	6,170
AEC	808	—	—	—	808
LEHDER	3,878	684	—	13	4,575
ECT2	54,037	—	(220)	—	53,817
	$87,285	$4,047	$1,450	$5,401	$98,183

Contingent consideration elements of the purchase price of these acquisitions are related to earn-outs which are based on the expected achievement of revenue or earnings thresholds by the applicable business as of the date of the acquisition and for which the maximum potential amount to be earned is generally not limited.

The purchase price attributable to the acquisitions was allocated as follows:

	ECT2	All Other Acquisitions	Total
Cash	$3,149	$2,137	$5,286
Restricted cash	629	—	629
Accounts receivable	1,707	3,751	5,458
Other current assets	498	61	559
Current assets	5,983	5,949	11,932
Property and equipment	776	3,288	4,064
Customer relationships	13,840	12,748	26,588
Trade names	1,008	659	1,667
Covenants not to compete	3,360	2,083	5,443
Proprietary software	—	2,560	2,560
Patent	17,479	—	17,479
Goodwill	16,395	20,227	36,622
Total assets	58,841	47,514	106,355
Current liabilities	5,024	977	6,001
Non- current liabilities	—	2,171	2,171
Total liabilities	5,024	3,148	8,172
Purchase price	$53,817	$44,366	$98,183

The weighted average useful lives for the acquired customer relationships, trade names, covenants not to compete, proprietary software and patent for these acquisitions are 9.5 years, 1.5 years, 4 years, 3 years and 16 years, respectively.

For the acquisitions completed during the nine months ended September 30, 2019, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s three and nine months ended September 30, 2019 condensed consolidated statement of operations includes revenue of $7.7 million and pre-tax income of $1.5 million, respectively, related to these acquisitions. The Golden, TES, TESUS, AWS, AEC and LEHDER acquisitions are included in the Company’s Measurement and Analysis segment. The ECT2 acquisition is included in the Company’s Remediation and Reuse segment.

Goodwill associated with the acquisitions of Golden, AEC and ECT2 is deductible for income tax purposes.

Supplemental Unaudited Pro-Forma—The unaudited condensed consolidated financial information summarized in the following table gives effect to the 2020 and the 2019 acquisitions discussed above assuming they occurred on January 1, 2019. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2019, nor does the information purport to reflect results for any future period.

	For the Three Months Ended September 30,
	2020			2019
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$84,705	$—	$84,705	$57,623	$18,551	$76,174
Net (loss) income	(30,737)	—	(30,737)	(6,683)	4,042	(2,641)

	For the Nine Months Ended September 30,
	2020			2019
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$219,502	$31,253	$250,755	$165,978	$107,459	$273,437
Net (loss) income	(58,761)	10,288	(48,473)	(12,247)	30,002	17,755

7. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill as of September 30, 2020 and December 31, 2019 are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2019	$15,173	$68,628	$43,257	$127,058
Goodwill acquired during the period	146,625	426	200	147,251
Balance as of September 30, 2020	$161,798	$69,054	$43,457	$274,309

Amounts related to finite-lived intangible assets as of September 30, 2020 and December 31, 2019 are as follows:

September 30, 2020	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	7–15 years	$164,782	$49,068	$115,714
Covenants not to compete	4–5 years	29,942	20,444	9,498
Trade names	1–5 years	16,938	12,196	4,742
Proprietary software	3-5 years	20,808	4,915	15,893
Patent	16 years	17,479	1,125	16,354
Total other intangible assets—net		$249,949	$87,748	$162,201

December 31, 2019	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	7–10 years	$108,782	$36,700	$72,082
Covenants not to compete	4–5 years	25,832	17,572	8,260
Trade names	1–5 years	12,738	10,230	2,508
Proprietary software	3 years	3,885	1,359	2,526
Patent	16 years	17,479	306	17,173
Total other intangible assets—net		$168,716	$66,167	$102,549

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $7.6 million and $21.0 million for the three and nine months ended September 30, 2020, respectively and $5.3 million and $14.4 million for the three and nine months ended September 30, 2019, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2020 (remaining)	$7,543
2021	28,140
2022	24,053
2023	20,073
2024	16,951
Thereafter	65,441
$162,201

8. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Accounts payable	$13,360	$15,034
Accrued expenses	10,395	10,733
Other purchase obligations	572	—
Contract liabilities	9,335	3,314
Other current liabilities	235	504
Total accounts payable and other accrued liabilities	$33,897	$29,585

9. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Accrued bonuses	$7,854	$3,449
Accrued paid time off	2,157	2,154
Accrued payroll	5,536	4,470
Accrued other	2,410	959
Total accrued payroll and benefits	$17,957	$11,032

10. INCOME TAXES

The Company calculates its interim income tax provision in accordance with Accounting Standard Codification Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was (12.2%) and 5.8% for the three months ended September 30, 2020 and September 30, 2019, respectively, and 2.6% and 9.6% for the nine months ended September 30, 2020 and September 30, 2019, respectively, and the Company recorded income tax expense/(benefit) of $3.3 million and $(0.4) million for the three months ended September 30, 2020 and September 30, 2019, respectively, and income tax benefits of $1.6 million and $1.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a US federal and state valuation allowance, state and foreign income tax provisions and Global Intangible Low Taxed Income (“GILTI”).

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of September 30, 2020, the Company determined its US federal and state net deferred tax assets are not more-likely-than-not to be realized and recorded a valuation allowance of $7.4 million against the net deferred tax assets.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of September 30, 2020. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the nine months ended September 30, 2020. These provisions did not have a material impact on the income tax provision. The Company anticipates deferring the employer side social security payments for payroll paid for the remainder of 2020 as permitted by the CARES Act.

11. WARRANT OPTIONS

In October 2018, in connection with the issuance of the Redeemable Series A-1 Preferred Stock, the Company issued a detachable warrant to acquire 534,240 shares of common stock at a price of $0.01 per share at any given time during a period of ten years beginning on the instrument’s issuance date.

On July 30, 2020, the Redeemable Series A-1 Preferred Stock warrant was exercised in full resulting in the issuance of 534,240 shares of common stock to the holder, for an exercise price of $0.01 per share. The fair value of this warrant was determined to be $11.9 million and $16.9 million immediately before the exercise of the warrant option and as of December 31, 2019, respectively. Fair value gains/(losses) recorded in other expense on the condensed consolidated statements of operations were $5.0 million for the three and nine months ended September 30, 2020 and $(2.5) million and $(4.1) million for the three and nine months ended September 30, 2019, respectively.

In April 2020, in connection with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock, the Company issued a detachable warrant to acquire 1,351,960 shares of common stock at a price of $0.01 per share at any time following the occurrence of a qualifying IPO, a sale of the Company, or a redemption in full of the Series A-2 preferred stock (each, an “Adjustment Event”), with an expiration date of ten years from the instrument’s issuance date. The number of shares underlying the warrant and issuable upon exercise was subject to adjustment based upon the price per share of common stock upon the occurrence of an Adjustment Event (Note 16) to reflect an aggregate value of $30.0 million.

As a result of the $15.00 per share public offering price in the IPO, the warrant issued in connection with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock was adjusted pursuant to its terms and, upon closing of the IPO, represented a warrant to purchase 1,999,999 shares of common stock (an increase of 648,039 shares).

On July 30, 2020, the Convertible and Redeemable Series A-2 Preferred Stock warrant was exercised in full resulting in the issuance of 1,999,999 shares of common stock to the holder, for an exercise price of $0.01 per share. The fair value of this warrant was determined to be $44.4 million immediately before the exercise of the warrant option. Fair value loss recorded in other expense on the condensed consolidated statements of operations was $14.3 million for the three and nine months ended September 30, 2020.

12. DEBT

Debt as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Term Loan Facility	$174,453	$48,750
Revolving Line of Credit	—	97,590
Capital leases	3,127	3,765
Other leases	2	12
Equipment line of credit	3,214	3,124
Less deferred debt issuance costs	(4,345)	(1,052)
Total debt	176,451	152,189
Less current portion of long term debt	(5,034)	(7,143)
Long-term debt, less current portion	$171,417	$145,046

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as discounted against the underlying debt instrument. These costs are amortized to interest expense over the terms of the underlying debt instruments.

Revolving Line of Credit and Term Loan Facility— On April 13, 2020, the Company entered into a Unitranche Credit Agreement (the “New Credit Facility”) providing for a new $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility and repaid all amounts outstanding under the prior senior secured credit facility. The New Credit Facility matures in April 2025. As of September 30, 2020, the term loan and the revolver bore interest at LIBOR plus 5.0% with a 1.0% LIBOR floor or the base rate plus 4.0% and LIBOR plus 3.5% or the base rate plus 2.5%, respectively. See Note 22 regarding an amendment to the New Credit Facility reducing the interest rates on the term loan. The revolver is also subject to an unused commitment fee of 0.35%. The Term Loan has quarterly repayments starting on September 30, 2020 of $0.5 million, increasing to $1.1 million on September 30, 2021 and further increasing to $1.6 million on September 30, 2022, with the remaining outstanding principal amount due on the maturity date. The Company has the option to borrow incremental term loans up to an aggregate principal amount of $100.0 million subject to satisfaction of certain conditions, including the borrower’s pro forma compliance with the financial covenants under the New Credit Facility. Immediately after giving effect to the incurrence of any such incremental term loans, the unitranche lenders must collectively hold at least 70.0% of all pari passu debt of all lenders under the credit facility. The existing lenders are not obligated to participate in any incremental term loan facility.

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

The weighted average interest rate on the New Credit Facility as of September 30, 2020 was 6.0%.

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

Borrowings under the Credit Facility bore interest at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) Lender A’s prime rate and (c) Eurodollar Rate, which is based on LIBOR, (using a one-month period plus 1.0%), plus the applicable margin, as the Company elects. The applicable margin means a percentage per annum determined in accordance with the following table as of December 31, 2019:

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

The Prior Senior Secured Credit Facility was repaid in full on April 13, 2020 via proceeds from the issuance of the New Credit Facility. The resulting loss on extinguishment amounted to $1.4 million, of which $0.4 million was related to fees paid and $1.0 million related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense-net within the condensed consolidated statement of operations for the nine months ended September 30, 2020.

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

Capital Lease Obligations—The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are being amortized over the shorter of their related lease terms or their estimated useful lives ranging from four to six years. The gross amount of assets under capital leases as of September 30, 2020 and December 31, 2019 was $6.3 million and $6.9 million, respectively. The amortization of assets under capital leases was $0.6 million and $1.6 million for the three and nine months ended September 30, 2020, respectively and $0.4 million and $1.0 million for the three and nine months ended September 30, 2019, respectively and was included in depreciation and amortization on the condensed consolidated statements of operations. All capital leases (including those purchased through the Company’s equipment line of credit) mature by 2025 as follows:

September 30,	Payments	Interest	Principal
2021	$2,670	$368	$2,302
2022	2,178	265	1,913
2023	1,582	139	1,443
2024	667	32	635
2025	49	1	48
	$7,146	$805	$6,341

The following is a schedule of the aggregate annual maturities of long-term debt presented on the condensed consolidated statement of financial position, based on the terms of the credit facility, capital lease obligations and equipment line of credit as of September 30, 2020:

September 30,
2021	$5,034
2022	6,839
2023	8,006
2024	7,198
2025	153,719
Total	$180,796

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2020 and December 31, 2019, the following financial liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	September 30,	December 31,
	2020	2019
Business acquisitions contingent consideration, current	$49,170	$8,614
Business acquisitions contingent consideration, long-term	9,742	379
Contingent put option	—	7,100
Warrant option	—	16,878
Conversion option	18,059	—
Total	$76,971	$32,971

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for the nine months ended September 30, 2020 and September 30, 2019:

	Level 3
	Embedded Option	Business Acquisitions Contingent Consideration, Current(1)	Business Acquisitions Contingent Consideration, Long-term(2)	Contingent Put Option	Warrant Options	Total
Balance—at December 31, 2018	$—	$2,754	$—	$—	$12,818	$15,572
Acquisitions		31	—	—	—	31
Changes in fair value included in earnings	—	(670)	—	—	4,059	3,389
Payment of contingent consideration payable	—	(554)	—	—	—	(554)
Balance—at September 30, 2019	$—	$1,561	$—	$—	$16,877	$18,438

Balance—at December 31, 2019	$—	$8,614	$379	$7,100	$16,878	$32,971
Foreign currency translation of contingent consideration payment	—	(208)	—	—	—	(208)
Payment of contingent consideration payable	—	(12,464)	—	—	—	(12,464)
Acquisitions		34,661	10,543			45,204
Series A-2 compound embedded option	(9,361)	—	—	—	—	(9,361)
Issuance of warrant option	—	—	—	—	30,097	30,097
Reclass of long term to short term contingent liabilities	—	180	(180)	—	—	—
Changes in fair value included in earnings	27,420	18,387	(1,000)	(19,240)	9,312	34,879
Write off of the contingent put option	—	—	—	12,140	—	12,140
Exercise of warrant options	—	—	—	—	(56,287)	(56,287)
Balance—at September 30, 2020	$18,059	$49,170	$9,742	$—	$—	$76,971

(1)	Current portion of the contingent consideration is recorded in business acquisitions contingent consideration, current.
(2)	Long term portion of the contingent consideration is recorded in business acquisitions contingent consideration, long-term.

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Business Acquisitions Contingent Consideration—The fair value of the contingent consideration payable associated with the acquisition of CTEH was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. The fair values of the contingent consideration payables for the other acquisitions were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date.

The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earnout thresholds.

Conversion Option—The fair value of the embedded derivative associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 16) was estimated using a “with-and-without” method. The “with-and-without” methodology considers the value of the security on an as-is basis and then without the embedded conversion premium. The difference between the two scenarios is the implied fair value of the embedded derivative. The unobservable input is the required rate of return on the Series A-2. The considerable quantifiable inputs in the valuation relate to the timing of conversions or redemptions.

Contingent Put Option—The fair value of the contingent put option associated with the issuance of the Redeemable Series A-1 Preferred Stock was estimated using a “with-and-without” method. The “with-and-without” methodology considers the value of the security on an as-is basis and then without the embedded contingent put option. The difference between the two scenarios is the implied fair value of the embedded derivative, recorded as the contingent put option liability. In this case the Series A-1 was redeemed on the date of value so the value of the “with” scenario is known. The unobservable input is the required rate of return on the Series A-1 through to maturity in the “without” scenario. The contingent put option was redeemed in July 2020 (Note 15).

Warrant Options—The warrant options were exercised on July 30, 2020 (Note 11). The fair value of the warrant options associated with the issuance of the Redeemable Series A-1 Preferred Stock and the Convertible and Redeemable Series A-2 Preferred Stock was calculated based on the Black-Sholes pricing model using the following assumptions:

	July 30,	September 30,
Series A-1 Preferred Stock Warrant Option	2020	2019
Common stock value (per share)	$22.22	$31.60
Expected volatility	44.35%	47.63%
Risk-free interest rate	0.55%	1.68%
Expected life (years)	10	10

	July 30,	September 30,
Series A-2 Preferred Stock Warrant Option	2020	2019
Common stock value (per share)	$22.22	n/a
Expected volatility	44.35%	n/a
Risk-free interest rate	0.55%	n/a
Expected life (years)	10	n/a

The method used to price these liabilities is considered Level 3 due to the subjective nature of the unobservable inputs (common stock value and expected volatility) used to determine the fair value.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office facilities over various terms expiring through 2028. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2025. The following is a schedule of the future minimum lease payments by year under the leases as of September 30, 2020:

September 30,	Rent	Office Equipment	Total
2021	$5,863	$332	$6,195
2022	4,865	327	5,192
2023	2,961	129	3,090
2024	1,410	39	1,449
2025 and thereafter	1,385	1	1,386
	$16,484	$828	$17,312

Total rent expense under operating leases was $2.2 and $6.4 for the three and nine months ended September 30, 2020, respectively, and $2.0 and $5.6 for the three and nine months ended September 30, 2019, respectively

Other Commitments—The Company has commitments under the New Credit Facility, its equipment line of credit and its capital lease obligations (Note 12).

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

15. REDEEMABLE SERIES A-1 PREFERRED STOCK

On October 19, 2018, the Company issued 12,000 shares of Redeemable Series A-1 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase 534,240 shares of the Company’s common stock. Each preferred share was issued as part of a unit, which consisted of one share of the Redeemable Series A-1 Preferred Stock at $0.01 million per share.

On April 13, 2020, the Company amended and restated the certificate of designation of the Company’s Redeemable Series A-1 Preferred Stock. The most significant changes in the amendment included (i) the Redeemable Series A-1 Preferred Stock became pari passu with the Convertible and Redeemable Series A-2 Preferred Stock (Note 16), (ii) the maturity was extended to October 2024; (iii) the Company could use up to $50.0 million of indebtedness or cash on hand to redeem the Redeemable Series A-1 Preferred Stock, and (iv) upon an IPO, up to 50.0% of accumulated dividends could be paid in shares of common stock and (v) the Company could elect to reduce the three year make whole penalty to a two year make whole penalty if the warrant issued in connection with the issuance of the Redeemable Series A-1 Preferred Stock was redeemed in full at a share price of no less than $31.60. Following a partial redemption of outstanding Redeemable Series A-1 Preferred Stock, the dividend rate of the remaining Redeemable Series A-1 Preferred Stock would be reduced proportionally (between 15.0% and 9.0%) in relation to the proportion of Redeemable Series A-1 Preferred Stock redeemed, with the rate increasing by an additional 1.0% for dividends that are accrued versus paid in cash. Based on a qualitative assessment performed by the Company, the Redeemable Series A-1 Preferred Stock amendments did not represent a significant long-term change to the original terms of the instrument and, therefore, there was no change in the accounting of the instrument.

On July 27, 2020, the Company redeemed in full the Redeemable Series A-1 Preferred Stock, including the guaranteed minimum two-year dividend. The Company used $131.8 million of the IPO proceeds and 1,786,739 shares of common stock to redeem all outstanding shares of the Company’s Redeemable Series A-1 Preferred Stock. The total accreted value immediately prior to redemption was $40.8 million. The difference between the fair value of the consideration transferred to the holder of the Series A-1 Preferred Stock and the instrument’s carrying value immediately before the redemption of $24.3 million, was treated as a deemed dividend to the holder.

The Redeemable Series A-1 Preferred Stock contained restrictive covenants. As of December 31, 2019, the Company was subject to a consolidated total leverage ratio (including the outstanding principal and accrued dividend on the Redeemable Series A-1 Preferred Stock) limit of less than 10.0 times as of the end of any fiscal quarter ending until maturity. The Company was in compliance with the covenants as of December 31, 2019.

Before redemption, the Redeemable Series A-1 Preferred Stock accrued dividends quarterly at an annual rate of 15.0% with respect to dividends that were paid in cash and at an annual rate of 14.2% with respect to dividends that were accrued. Total accrued and unpaid dividends as of December 31, 2019 were $21.9 million.

At issuance the Company determined that the detachable warrant (Note 11) and the contingent put option were required to be accounted for separately. As of July 27, 2020 and December 31, 2019, the contingent put option issued in connection with the Redeemable Series A-1 Preferred Stock had a fair value of $12.1 million and $7.1 million, respectively. The change in value of $26.3 million and $19.2 million for the three and nine months ended September 30, 2020 was recorded to other expense.

As of September 30, 2019, the Company determined that the fair value of the contingent put option related to the Redeemable Series A-1 Preferred Stock was immaterial as the probability of the feature being exercised was considered remote.

16. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. Before the Company’s

IPO, each share of Convertible and Redeemable Series A-2 Preferred Stock accrued dividends at the rate of 15.0% per annum, with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that were accrued. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $2.9 million during the three and nine months ended September 30, 2020.

At issuance, the Company determined that Convertible and Redeemable Series A-2 Preferred Stock and the detachable warrant (Note 11), were required to be accounted for separately.

Upon the Company’s IPO, following which the Redeemable Series A-1 Preferred Stock was fully redeemed, the Convertible and Redeemable Series A-2 Preferred Stock terms automatically updated to the following: (i) no mandatory redemption, (ii) no stated value cash repayment obligation other than in the event of certain defined liquidation events, (iii) only redeemable at the Company’s option, (iv) the instrument became convertible into common stock beginning on the four year anniversary of issuance at a 15.0% discount to the common stock market price (with a limit of $60.0 million in stated value of Convertible and Redeemable Series A-2 Preferred Stock eligible to be converted in any 60-day period prior to the seventh anniversary of issuance and the amount of stated value of the Convertible and Redeemable Series A-2 Preferred Stock eligible for conversion limited to $60.0 million during year 5 and $120.0 million (which includes the aggregate amount of the stated value of the Convertible and Redeemable Series A-2 Preferred Stock and any accrued but unpaid dividends added to such stated value of any shares of Convertible and Redeemable Series A-2 Preferred Stock converted in year 5) during year 6), (v) the dividend rate stepped down to 9.0% per year with required quarterly cash payments, (vi) in an event of noncompliance, the dividend rate shall increase to 12.0% per annum for the first 90-day period from and including the date the noncompliance event occurred, and thereafter shall increase to 14.0% per annum, (vii) the debt incurrence test ratio increased to 4.5 times, (viii) the total leverage cap covenant was removed, and (ix) minimum repayment amount dropped down from $50.0 million to $25.0 million.

The Company may, at its option on any one or more dates, redeem all or a minimum portion (the lesser of (i) $25.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock and (ii) all of the Convertible and Redeemable Series A-2 Preferred Stock then outstanding) of the outstanding Convertible and Redeemable Series A-2 Preferred Stock in cash. In the event the Company redeems all or a portion of the Convertible and Redeemable Series A-2 Preferred Stock prior to the three year anniversary of the issuance date, such redemption amount shall include stated value, accrued but unpaid dividends and a make whole payment such that the aggregate redemption amount reflects three years of dividends.

With respect to any redemption of any share of the Convertible and Redeemable Series A-2 Preferred Stock prior to the third-year anniversary, the Company is subject to a make whole penalty in which the holders of the Convertible and Redeemable Series A-2 Preferred Stock are guaranteed a minimum repayment equal to outstanding redeemed stated value plus three years of dividends accrued or accruable thereon.

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of September 30, 2020, the Company has determined that a change of control is not probable. Additionally, as of September 30, 2020, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of September 30, 2020, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary. The Convertible and Redeemable Series A-2 Preferred Stock had an aggregate liquidation preference of $182.2 million as of September 30, 2020.

The Convertible and Redeemable Series A-2 Preferred Stock contains embedded features that are required to be bifurcated and are subject to separate accounting treatment from the instrument itself. At issuance, these embedded features consisted of (i) a contingent dividend feature associated with the decrease in the dividend rate upon an IPO and (ii) a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. Upon the Company’s IPO, the embedded derivative only consisted of the conversion option. As of September 30, 2020, this conversion embedded feature had a net fair value of $18.1 million. The change in value of $26.7 million and $27.4 million for the three and nine months ended September 30, 2020 was recorded to other expense.

17. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Capital Stock—The Company was authorized to issue 190,000,000 and 25,000,000 shares of common stock, with a par value of $0.000004 per share as of September 30, 2020 and December 31, 2019, respectively.

Warrants—In May 2015, the Company issued warrants to acquire 116,350 shares of Common Stock at a price of approximately $17.19 per share to the placement agent as consideration for backstopping the financing completed in May 2015. There were no changes related to these warrants during the three and nine months ended September 30, 2020 and September 30, 2019.

Common Stock Issuances and Cancellations—During the three and nine months ended September 30, 2020 and September 30, 2019, the Company issued and cancelled the following shares of common stock:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Shares	Average Price per Share	Shares	Average Price per Share	Shares	Average Price per Share	Shares	Average Price per Share
Common stock issued in connection with initial public offering	11,500,000	$15.00	—	$—	11,500,000	$15.00	—	$—
Acquisitions	—	—	25,408	26.90	791,139	31.60	150,439	22.41
Redemption of series A-1 preferred stock	1,786,739	15.00	—	—	1,786,739	15.00	—	—
Exercise of warrant options	2,534,239	0.01	—	—	2,534,239	0.01	—	—
Exercise of options	16,850	8.92	7,150	6.03	20,350	9.27	22,675	18.01
Restricted shares, net	8,333	24.00	—	—	8,333	24.00	—	—
Cancellation of shares	(117,785)	17.15	—	—	(117,785)	17.15	—	—
	15,728,376	$12.82	32,558	$22.32	16,523,015	$13.72	173,114	$21.83

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of September 30, 2020 and September 30, 2019, there was $10.4 million and $6.7 million, respectively, of total unrecognized stock compensation expense related to unvested options and restricted stock granted under the Plans. Such unrecognized expense is expected to be recognized over the next two years. The following number of shares were authorized to be issued and available for grant as of September 30, 2020 and September 30, 2019:

	September 30, 2020
	2017 Plan	2013 Plan
Shares authorized to be issued	2,945,443	2,047,269
Shares available for grant	1,233,266	—

	September 30, 2019
	2017 Plan	2013 Plan
Shares authorized to be issued	981,800	2,074,604
Shares available for grant	159,428	—

Total stock compensation expense for the Plans was as follows:

	Three Months Ended September 30,
	2020				2019
	2017 plan		2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$276	$—	$(5)	$271	$278	$—	$97	$375
Selling, general and administrative expense	592	233	53	878	185	111	384	680
	$868	$233	$48	$1,149	$463	$111	$481	$1,055

	Nine Months Ended September 30,
	2020				2019
	2017 plan		2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$973	$—	$126	$1,099	$623	$—	$390	$1,013
Selling, general and administrative expense	1,178	973	189	2,340	457	323	1,784	2,564
	$2,151	$973	$315	$3,439	$1,080	$323	$2,174	$3,577

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock—During the nine months ended September 30, 2020 and September 30, 2019, the Company issued 33,229 and 30,000 shares of restricted stock with a fair market value of $31.60 and $24.00 per share, respectively, to certain 2017 Plan participants as Director’s compensation. These shares of restricted stock granted in the nine months ended September 30, 2020 vest one year from the date of grant and the shares of restricted stock granted during the nine months ended September 30, 2019 vest over three years, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. There were 10,000 shares of restricted stock that became fully vested and were released as unrestricted shares of common stock during the nine months ended September 30, 2020. No restricted shares vested and were released as unrestricted shares of common stock during the nine months ended September 30, 2019. There were 1,667 shares of restricted stock that were forfeited during the nine months ended September 30, 2020. There were no forfeitures of restricted shares during the nine months ended September 30, 2019. There were an aggregate of 267,173 and 242,025 restricted shares outstanding as of September 30, 2020 and September 30, 2019, respectively.

Options—Options issued to all optionees under the 2017 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the Board of Directors) as follows: one half on the second anniversary of date of grant and the remaining half on the fourth anniversary of the date of grant, with the exception of certain annual grants to certain executive officers, which vest annually over a 3-year period. The following summarizes the options activity of the 2017 Plan for the nine months ended September 30, 2020 and September 30, 2019:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding at December 31, 2018	257,762	$20	$10	-	$1,151
Granted	356,470	27	14	-	—
Forfeited/ cancelled	(17,700)	19	—	-	—
Outstanding at September 30, 2019	596,532	24	12	8.07	4,693

Outstanding at December 31, 2019	617,852	24	12	7.82	4,693
Granted	851,877	32	12	-	—
Forfeited/ cancelled	(14,375)	22	—	-	—
Exercised	(925)	14	—	-	7,918
Outstanding at September 30, 2020	1,454,429	21	12	7.59	7,649
Exercised at September 30, 2020	925	14	—	7.33	7,649
Options vested and expected to vest	1,454,429	21		9.04	7,649

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation for the nine months ended September 30, 2020 and September 30, 2019:

	September 30,	September 30,
	2020	2019
Common stock value (per share)	$16.36	$27.30
Expected volatility	46.14	47.94
Risk-free interest rate	0.41	2.15
Expected life (years)	7	7
Forfeiture rate	None	None
Dividend rate	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan for the nine months ended September 30, 2020 and September 30, 2019:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding at December 31, 2018	1,900,404	$6	$1	7.30	33,290
Forfeited/ cancelled	(14,500)	8	—	-	—
Expired	(5,400)	8	—	-	—
Exercised	(19,010)	6	—	-	466
Outstanding at September 30, 2019	1,861,494	6	1	6.65	47,381

Outstanding at December 31, 2019	1,855,469	6	1	6.40	46,617
Forfeited/ cancelled	(7,500)	10	—	-	—
Expired	(11,300)	6	—	-	—
Exercised	(19,175)	8	—	-	354
Outstanding at September 30, 2020	1,817,494	6	1	5.63	33,772
Exercised at September 30, 2020	221,025	6	—	5.14	33,772
Options vested and expected to vest	1,817,494	6	—	5.17	33,772

Total shares outstanding from exercised options were 221,950 shares and 201,600 shares as of September 30, 2020 and December 31, 2019.

Common Stock Reserved for Future Issuances—At September 30, 2020 and September 30, 2019, the Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	September 30,	December 31,
	2020	2019
Warrants	116,350	650,590
Montrose 2013 Stock Incentive Plan	2,047,269	2,058,619
Montrose 2017 Stock Incentive Plan	2,945,443	997,785
Common stock reserved for future issuance	5,109,062	3,706,994

18. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period. The Redeemable Series A-1 Preferred Stock, which was outstanding prior to its redemption on July 27, 2020, and the Convertible and Redeemable Series A-2 Preferred Stock are considered a participating security. Net losses are not allocated to the Redeemable Series A-1 Preferred stockholders nor the Convertible and Redeemable Series A-2 stockholders, as they were not contractually obligated to share in the Company’s losses.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. During the three and nine months ended September 30, 2019, up until the warrant options were exercised (Note 11), shares issuable in connection with the warrant options were considered outstanding common shares for purposes of calculating net loss per share since they do not contain any conditions that must be satisfied for the holder to exercise the warrant. Potentially dilutive shares are comprised of restricted stock and shares of common stock underlying stock options outstanding under the Plans and warrants (other than warrant options) to purchase common stock. During the three and nine months ended September 30, 2020 and September 30, 2019, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except for net loss per share	2020	2019	2020	2019
Net loss	$(30,737)	$(6,683)	$(58,761)	$(12,247)
Accretion of redeemable series A-1 preferred stock	(6,542)	(5,030)	(17,601)	(14,341)
Redeemable series A-1 preferred stock deemed dividend	(24,341)	—	(24,341)	—
Convertible and redeemable series A-2 preferred stock dividend	(2,870)	—	(2,870)	—
Net loss attributable to common stockholders – basic and diluted	(64,490)	(11,713)	(103,573)	(26,588)
Weighted-average common shares outstanding – basic and diluted	21,554	8,718	13,669	8,640
Net loss per share attributable to common stockholders – basic and diluted	$(2.99)	$(1.34)	$(7.58)	$(3.08)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the three and nine months ended September 30, 2020 and September 30, 2019:

	September 30,
	2020	2019
Stock options	2,423,900	2,062,825
Restricted stock	176,384	158,426
Warrants	116,350	116,350

19. SEGMENT INFORMATION

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

Segment revenues and Adjusted EBITDA for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		Segment		Segment		Segment		Segment
	Segment	Adjusted	Segment	Adjusted	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$26,593	$8,230	$5,413	$1,695	$49,768	$14,665	$15,017	$5,693
Measurement and Analysis	39,770	11,226	35,672	7,691	113,130	30,422	98,521	19,761
Remediation and Reuse	18,342	2,012	16,538	2,400	56,604	6,495	52,440	7,317
Total Operating Segments	84,705	21,468	57,623	11,786	219,502	51,582	165,978	32,771
Corporate and Other	—	(4,762)	—	(3,567)	—	(15,425)	—	(10,935)
Total	$84,705	$16,706	$57,623	$8,219	$219,502	$36,157	$165,978	$21,836

Presented below is a reconciliation of the Company’s segment measure to loss before benefit from income taxes for the three and nine months ended September 30, 2020 and September 30, 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total	$16,706	$8,219	$36,157	$21,836
Interest expense, net	(3,043)	(2,130)	(10,896)	(4,590)
Income tax (expense) benefit	(3,348)	412	1,563	1,308
Depreciation and amortization	(9,740)	(7,412)	(27,084)	(20,262)
Stock-based compensation	(1,149)	(1,055)	(3,439)	(3,577)
Start-up losses and investment in new services	(602)	(634)	(1,283)	(1,091)
Acquisition costs	(6)	(1,278)	(3,767)	(2,350)
Fair value changes in contingent put option	26,265	—	19,240	—
Fair value changes in warrant options	(9,311)	(2,510)	(9,312)	(4,059)
Fair value changes in compound embedded option	(26,664)	—	(27,420)	—
Fair value changes in business acquisitions contingent consideration	(13,404)	(256)	(17,387)	670
Short term purchase accounting fair value adjustment to deferred revenue	—	—	(243)	—
IPO preparation costs and IPO related bonuses	(6,378)	(20)	(6,908)	(105)
Discontinued services (i)	(30)	—	(7,526)	—
Expenses related to financing transactions	—	—	(277)	—
Other expenses	(33)	(19)	(179)	(27)
Net loss	$(30,737)	$(6,683)	$(58,761)	$(12,247)

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

20. RELATED-PARTY TRANSACTIONS

The Company engages a related party to provide Quality of Earnings reports on acquisition targets. The Company paid this related party approximately zero and $0.1 million during the three and nine months ended September 30, 2020 and $0.1 million and $0.4 million during the three and nine months ended September 30, 2019, respectively for its services. This expense is included within selling, general and administrative on the condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, the Company had no significant unpaid invoices to this related party, which would be/are included in accounts payable and other accrued liabilities on the condensed consolidated statements of financial position. The related party used by the Company is partially owned through investment vehicles controlled by certain members of the Company’s Board of Directors.

During the three months ended September 30, 2020, the holder of the Redeemable Series A-1 Preferred Stock and Convertible and Redeemable A-2 Preferred Stock became a stockholder in the Company. On the redemption date of the Redeemable Series A-1 Preferred Stock (Note 15), the Company issued 1,786,739 shares of common stock as dividend payment. Additionally, this related party exercised its warrant options (Note 11), becoming the holder of 2,534,239 additional common shares. This related party owns 17.3% of the total common shares outstanding as of September 30, 2020.

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan. As of September 30, 2020 and December 31, 2019, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch up contribution allowed by law. Up to May 22, 2020, the Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 4.0% of the participant’s compensation. Subsequent to May 22, 2020, the Company temporarily ceased making employer contributions. Employer contributions for the three and nine months ended September 30, 2020 were zero and $1.2 million, respectively, and $0.5 million and $1.9 million for the three and nine months ended September 30, 2019, respectively, and are included within selling, general, and administrative expenses on the condensed consolidated statements of operations.

22. SUBSEQUENT EVENTS

Effective October 6, 2020, the Company amended the New Credit Facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and nine months ended September 30, 2020 and 2019 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC.

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

Assessment, Permitting and Response

Through our Assessment, Permitting and Response segment, we provide scientific advisory and consulting services to support environmental assessments, environmental emergency response, and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. Our technical advisory and consulting offerings include regulatory compliance support and planning, environmental, ecosystem and toxicological assessments and support during responses to environmental disruption. We help clients navigate regulations at the local, state, provincial and federal levels. In addition to environmental toxicology, and given our expertise in helping businesses plan for and respond to disruptions, our scientists and response teams have helped clients navigate their preparation for and response to COVID-19 infections.

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

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on our business, including the impact on our customers, employees and suppliers. While COVID-19 did not have a material adverse effect on our reported results for the first nine months of 2020, we did experience some changes to our business operations. The changes were primarily composed of client postponement of on-site environmental compliance testing, delays in project start dates, and postponement or reformatting of scientific presentations and sales visits. As of September 30, 2020, several employees either contracted or were exposed to COVID-19.  Exposed employees have been asked to quarantine per company protocols.  To date, COVID-19-related quarantines have not had a material adverse effect on our reported results. We believe these COVID-19 impacts are temporary and accordingly we have instituted temporary cost mitigation measures such as reducing non-billable time for a subset of our impacted workforce. Our businesses exposed to commercial food waste and non-specialized municipal water engineering projects also saw or are seeing more significant disruptions and, as a result, in the first quarter we exited those service lines as described further below. On the other hand, our recent CTEH acquisition has seen benefits from COVID-19 given client demand for its toxicology and response services. In the aggregate, the majority of our business and our outlook for 2020 has been largely unimpacted to-date. COVID-19 has however had an impact on our typical seasonality, with second quarter results being relatively lower than we would typically expect and third quarter revenues, which have historically been in line with second quarter revenues, increasing 15.0% versus the second quarter in part due to delays and cancellations in the second quarter related to government and related restrictions as part of the initial response to the pandemic, shifting some of these revenues to the third quarter. We have not experienced a significant slowdown in cash collections, and as a result cash flow from operations has not been materially adversely impacted. In addition, in the second quarter we entered into a new credit facility, replacing our prior senior secured credit facility, and as a result, increased cash on hand and borrowing capacity. We expect our sources of liquidity to be sufficient for our operating needs for the next twelve months. See “Liquidity and Capital Resources.”

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. We anticipate utilizing certain of these provisions, including the deferral of the employer side social security payments for payroll for the remainder of 2020. We expect to defer approximately $5.0 million of payments to 2021 and 2022.

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Since January 1, 2017, we have acquired 24 businesses (seven businesses in each of the last three fiscal years and three during the nine months ended September 30, 2020).

Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada and Australia. We acquired two and three businesses during the three months ended September 30, 2020 and September 30, 2019, respectively, and three and seven businesses during the nine months ended September 30, 2020 and September 30, 2019, respectively. For the three months ended September 30, 2020 and September 30, 2019, approximately $22.6 million and $1.9 million, or 26.7% and 3.3% of our revenues, respectively, and for the nine months ended September 30, 2020 and September 30, 2019, approximately $37.2 million and $7.7 million, or 17.0% and 4.6% of our revenues, respectively, was generated from acquisitions occurring during the applicable period. See Note 6 to our unaudited condensed consolidated financial statements. Revenues from acquired companies exclude intercompany revenues from revenue synergies realized between business lines within operating segments, as these are eliminated at the consolidated segment and Company level. We expect our revenue growth to continue to be driven in significant part by acquisitions, in particular, by our recent acquisition of CTEH.

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. For the three months ended September 30, 2020 and September 30, 2019, amortization expense was $7.6 million and $5.3 million, respectively. For the nine months ended September 30, 2020 and September 30, 2019, amortization expense was $21.0 million and $14.4 million, respectively. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. For the three months ended September 30, 2020, total acquisition-related costs were immaterial and for September 30, 2019, total acquisition-related costs were $1.3 million. For the nine months ended September 30, 2020 and September 30, 2019, total acquisition-related costs were $3.8 million and $2.4 million, respectively. In addition, in any year gains and losses from changes in the fair value of earn-out related contingent consideration could be significant.

For the three months ended September 30, 2020 and September 30, 2019, fair value adjustments of contingent consideration were $13.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019, fair value adjustments of contingent consideration were $17.4 million and $0.7 million, respectively. Additionally, we may be required to make up to $80.0 million in earn-out payments over the next two years in connection with our recent acquisition of CTEH, a portion of which will be paid in the form of shares of our common stock. See “Liquidity and Capital Resources.” We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Organic Growth

We have grown organically and expect to continue to do so. We define organic growth as the change in revenues excluding revenues from acquisitions for the first twelve months following the date of acquisition. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with GAAP and should be considered in conjunction with revenue growth calculated in accordance with GAAP.

Discontinued Service Lines

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations. During the first quarter of 2020, as part of this evaluation, we determined to scale back operations of our environmental lab in Berkeley, California, and to exit our non-specialized municipal water engineering service line and our food-waste biogas engineering service line, collectively, the Discontinued Service Lines. The factors underlying these decisions were accelerated and amplified by the COVID-19 pandemic, which for example, has made the collection of commercial food waste used in biodigesters less consistent and delayed the approval or initiation of certain projects dependent on municipal or state funding. As a part of discontinuing these service lines, a process which was completed in the second quarter of 2020, we eliminated select personnel and, in the first quarter of 2020, booked an additional bad debt reserve related to the increased uncertainty around the ability to collect on receivables related to these service lines. Revenues from our non-specialized municipal water engineering service line and our food-waste biogas engineering, which are included in the results of our Remediation and Reuse segment, were zero and $2.5 million in the three months ended September 30, 2020 and September 30, 2019, respectively, and $1.4 million and $9.9 million in the nine months ended September 30, 2020 and September 30, 2019, respectively. Revenues from our Berkeley lab, which are included in the results of our Measurement and Analysis segment, were zero and $2.0 million in the three months ended September 30, 2020 and September 30, 2019, respectively, and $2.4 million and $5.6 million in the nine months ended September 30, 2020 and September 30, 2019, respectively. We no longer generate any revenues from the Discontinued Service Lines.

Revenue Mix

Our segments generate different levels of profitability and, accordingly, shifts in the mix of revenues between segments can impact our consolidated reported net income, operating margin, Adjusted EBITDA and Adjusted EBITDA margin from year to year. See Note 19 to our unaudited condensed consolidated financial statements. Inter-company revenues between business lines within segments have been eliminated.

Financing Costs

Financing costs, relating primarily to interest expense on our debt, continue to be a significant component of our results of operations. For the three months ended September 30, 2020 and September 30, 2019, we incurred interest expense of $3.0 million and $2.1 million, respectively. For the nine months ended September 30, 2020 and September 30, 2019, we incurred interest expense of $10.9 million and $4.6 million, respectively. On April 13, 2020, we entered into the Unitranche Credit Agreement providing for a new $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility and used the proceeds therefrom to repay in full all amounts outstanding under our prior senior secured credit facility. We incurred debt extinguishment costs of $1.4 million in connection with this refinancing transaction. Effective October 6, 2020, the Company amended its Unitrache Credit Agreement to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged. We expect interest expense to increase as compared to 2019 periods due to the higher interest rates under our new credit facility and that it will remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	For the Three Months Ended September 30,
(in thousands, except per share data)	2020	2019
Statements of operations data:
Revenues	$84,705	$57,623
Cost of revenues (exclusive of depreciation and amortization)	51,828	39,804
Selling, general and administrative expenses	24,442	12,656
Fair value changes in business acquisitions contingent consideration	13,404	256
Depreciation and amortization	9,740	7,412
Loss from operations	$(14,709)	$(2,505)
Other expense	(9,637)	(2,460)
Interest expense, net	(3,043)	(2,130)
Loss before income taxes	(27,389)	(7,095)
Income tax expense (benefit)	3,348	(412)
Net loss	$(30,737)	$(6,683)
Accretion of redeemable preferred stock	(6,542)	(5,030)
Series A-1 deemed dividend	(24,341)	—
Series A-2 dividend payment	(2,870)	—
Net loss attributable to common stockholders	$(64,490)	$(11,713)
Weighted average number of shares (basic and diluted)	21,554	8,718
Loss per share	$(2.99)	$(1.34)
Other financial data:
Adjusted EBITDA(1)	$16,706	$8,060
Adjusted EBITDA margin(1)	19.7%	14.0%

(1)	Non-GAAP measure. See the section entitled “Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the three months ended September 30, 2020, we had revenues of $84.7 million, an increase of $27.1 million, or 47.0% over the three months ended September 30, 2019. Excluding the impact of Discontinued Service Lines revenues of $4.5 million, revenues increased $31.6 million. The increase in revenues was driven by acquisitions completed in, and subsequent to, the third quarter of

2019, which contributed $22.6 million to the increase in revenues during the three months ended September 30, 2020, as well as organic growth in our Measurement and Analysis and Remediation and Reuse segments. All segments were impacted by COVID-19, primarily in the form of delays in project start dates, partially offset by COVID-19 related project work in our Assessment, Permitting and Response segment.

For the three months ended September 30, 2020, our Assessment, Permitting and Response segment generated $26.6 million, or 31.4% of total revenues, our Measurement and Analysis segment generated $39.8 million, or 47.0% of total revenues, and our Remediation and Reuse segment generated $18.3 million, or 21.7% of total revenues. For the three months ended September 30, 2019, we had revenues of $57.6 million, of which our Assessment, Permitting and Response segment generated $5.4 million, or 9.4% of total revenues, our Measurement and Analysis segment generated $35.7 million, or 61.9% of total revenues, and our Remediation and Reuse segment generated $16.5 million, or 28.7% of total revenues. Revenue from Discontinued Service Lines was zero and $4.5 million for the three months ended September 30, 2020 and September 30, 2019, respectively, of which zero and $2.0 million, respectively, was in our Measurement and Analysis segment, and zero and $2.5 million, respectively, was in our Remediation and Reuse segment.

Cost of Revenues

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment rental and other outside services, field and lab supplies, vehicle costs and travel- related expenses.

For the three months ended September 30, 2020, cost of revenues was $51.8 million or 61.2% of revenues, compared to $39.8 million or 69.1% of revenues for the three months ended September 30, 2019. The decline in cost of revenues as a percentage of revenues was a result of favorable business mix, temporary COVID-19 related cost containment measures, mostly related to direct labor costs in our Measurement and Analysis segment, as well as lower sub-contractor costs, driven by the decision to exit the Discontinued Service Lines at the end of the first quarter of 2020.

For the three months ended September 30, 2020, cost of revenues was comprised of direct labor of $31.0 million, outside services (including sub-contractor costs, laboratory, shipping and freight and other outside services) of $9.1 million, field supplies, testing supplies and equipment rental of $6.2 million, project-related travel expenses of $3.7 million and other direct costs of $1.8 million.

For the three months ended September 30, 2019, cost of revenues was comprised of direct labor of $24.3 million, outside services (including sub-contractor costs, laboratory, shipping and freight and other outside services) of $8.3 million, field supplies, testing supplies and equipment rental of $3.7 million, project-related travel expenses of $2.3 million and other direct costs of $1.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the three months ended September 30, 2020, selling, general and administrative expenses were $24.4 million, an increase of $11.7 million or 93.1% versus the three months ended September 30, 2019, of which $6.4 million related to non-capitalizable IPO-related costs and $5.2 million was from the existing selling, general and administrative expenses of companies we acquired in, and subsequent to, the third quarter of 2019. Selling, general and administrative expenses included investments in corporate infrastructure (primarily finance, sales and marketing, safety, IT and human resources) and public company related costs, partially offset by lower travel costs and internal labor costs capitalized as part of the Enterprise Resource Planning (ERP) implementation. Excluding IPO-related costs and capitalized internal labor costs of $6.4 million and $0.4 million respectively, selling, general and administrative expenses were 21.8% of revenues for three months ended September 30, 2020, compared to 21.9% of revenues in the prior year.

For the three months ended September 30, 2020, selling, general and administrative expenses were comprised of indirect labor of $8.8 million, IPO-related costs of $6.4 million, facilities costs of $3.0 million, stock-based compensation of $0.9 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $5.3 million.

For the three months ended September 30, 2019, selling, general and administrative expenses were $12.7 million, which was comprised of indirect labor of $4.7 million, facilities costs of $2.7 million, stock-based compensation of $0.7 million, acquisition-related costs of $1.3 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $3.3 million.

We expect our general and administrative expenses to increase as a result of additional insurance, legal, accounting, investor relations and other costs associated with becoming a public company.

Fair Value Changes in Business Acquisitions Contingent Consideration

For the three months ended September 30, 2020, fair value changes business acquisitions contingent consideration were $13.4 million, an increase of $13.1 million versus $0.3 million for the three months ended September 30, 2019. The increase was driven by fair value adjustments to CTEH business acquisitions contingent consideration related to 2020 and 2021.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2020, was $9.7 million and was comprised of amortization of finite lived intangibles of $7.6 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $2.1 million. Depreciation and amortization expense for the three months ended September 30, 2019, was $7.4 million and was comprised of amortization of finite lived intangibles of $5.3 million and depreciation of property and equipment of $2.1 million. The increase in both depreciation and amortization for the three months ended September 30, 2020 versus the nine months ended September 30, 2019, was primarily a result of acquisitions.

Other Expense

Other expense for the three months ended September 30, 2020 of $9.6 million was driven by fair value adjustments related to (i) the Series A-1 preferred stock contingent put option, (ii) the Series A-2 preferred stock embedded derivative and (iii) the Series A-1 and A-2 preferred stock warrant options. Other expense of $2.5 million for the three months ended September 30, 2019 was driven primarily by fair value adjustments related to the Series A-1 preferred stock warrant option.  See Notes 11, 15 and 16 to our unaudited condensed consolidated financial statements.

Interest Expense, Net

Interest expense, net incurred in the three months ended September 30, 2020, was $3.0 million, compared to $2.1 million for the three months ended September 30, 2019. The increase in interest expense was driven by higher outstanding debt balances and higher borrowings under an equipment line of credit, as well as higher average interest rates, as a result of the repayment of our prior senior secured credit facility using proceeds from the Unitranche credit facility, which carries a higher rate of interest. See Note 12 to our unaudited condensed consolidated financial statements.

Income taxes expense (benefit)

Income tax expense (benefit) was $3.3 million and $(0.4) million for the three months ended September 30, 2020 and September 30, 2019, respectively. The increase in income tax expense is primarily attributable to recording of a valuation allowance of $7.4 million against the net deferred tax assets and an increase in permanently disallowed tax deductions for U.S. federal income tax purposes including, but not limited to, non-deductible mark to market adjustments and Global Intangible Low Taxed Income as well as state and foreign income tax provisions.

Net loss and Adjusted EBITDA

For the three months ended September 30, 2020, net loss was $30.7 million and Adjusted EBITDA was $16.7 million. For the three months ended September 30, 2019, net loss was $6.7 million and Adjusted EBITDA was $8.1 million. See the section entitled

“Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019
Statements of operations data:
Revenues	$219,502	$165,978
Cost of revenues (exclusive of depreciation and amortization)	142,115	116,248
Selling, general and administrative expenses	64,810	35,464
Fair value changes in business acquisitions contingent consideration	17,387	(670)
Depreciation and amortization	27,084	20,262
Loss from operations	$(31,894)	$(5,326)
Other expense	(17,534)	(3,639)
Interest expense, net	(10,896)	(4,590)
Loss before income taxes	(60,324)	(13,555)
Income tax benefit	(1,563)	(1,308)
Net loss	$(58,761)	$(12,247)
Accretion of redeemable preferred stock	(17,601)	(14,341)
Series A-1 deemed dividend	(24,341)	—
Series A-2 dividend payment	(2,870)	—
Net loss attributable to common stockholders	$(103,573)	$(26,588)
Weighted average number of shares (basic and diluted)	13,669	8,640
Loss per share	$(7.58)	$(3.08)
Other financial data:
Adjusted EBITDA(1)	$36,157	$20,721
Adjusted EBITDA margin(1)	16.5%	12.5%

(1)	Non-GAAP measure. See the section entitled “Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the nine months ended September 30, 2020, we had revenues of $219.5 million, an increase of $53.5 million or 32.2% over the nine months ended September 30, 2019. Excluding revenues from Discontinued Service Lines of $3.8 million and $15.5 million in the nine months ended September 30, 2020 and September 30, 2019, respectively, revenues increased $65.2 million.  The increase in revenues was driven by acquisitions completed in 2019 and 2020, which contributed $37.2 million to the increase in revenues, as well as organic growth in our Measurement and Analysis and Remediation and Reuse segments. All segments were impacted by COVID-19, primarily in the form of delays in project start dates, beginning in March 2020, partially offset by COVID-19 related project work in our Assessment, Permitting and Response segment from the CTEH acquisition.

During the nine months ended September 30, 2020, our Assessment, Permitting and Response segment generated $49.8 million, or 22.7% of total revenues, our Measurement and Analysis segment generated $113.1 million, or 51.5% of total revenues, and our Remediation and Reuse segment generated $56.6 million, or 25.8% of total revenues. For the nine months ended September 30, 2019, we had revenues of $166.0 million, of which our Assessment, Permitting and Response segment generated $15.0 million, or 9.0% of total revenues, our Measurement and Analysis segment generated $98.5 million, or 59.4% of total revenues, and our Remediation and Reuse segment generated $52.4 million, or 31.6% of total revenues. Revenue from Discontinued Service Lines contributed $3.8 million and $15.5 million to revenues during the nine months ended September 30, 2020 and September 30, 2019, respectively, of which $2.4 million and $5.6 million, respectively, was in our Measurement and Analysis segment, and $1.4 million and $9.9 million, respectively, was in our Remediation and Reuse segment.

Cost of Revenues

For the nine months ended September 30, 2020, cost of revenues was $142.1 million or 64.7% of revenues, and was comprised of direct labor of $88.1 million, outside services (including construction, laboratory, shipping and freight and other outside services) of $24.8 million, field supplies, testing supplies and equipment rental of $15.5 million, project-related travel expenses of $7.5 million and other direct costs of $6.2 million. For the nine months ended September 30, 2020, cost of revenues as a percentage of revenues fell 5.3% from the prior year, as a result of lower labor and outside services as a percentage of revenue. These drivers were primarily as a result of changes in segment mix, as well as labor-related savings from temporary cost mitigation efforts related to COVID-19 and the exiting of Discontinued Service Lines at the end of the first quarter of 2020.

For the nine months ended September 30, 2019, cost of revenues was $116.2 million or 70.0% of revenues, and was comprised of direct labor of $69.0 million, outside services (including construction, laboratory, shipping and freight and other outside services) of $24.9 million, field supplies, testing supplies and equipment rental of $12.1 million, project-related travel expenses of $6.0 million and other direct costs of $4.2 million.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2020, selling, general and administrative expenses were $64.8 million, an increase of $29.3 million or 82.7% versus the prior year, of which $12.4 million was from selling, general and administrative expenses pertaining to companies we acquired in 2019 and in 2020. The remaining $16.9 million increase was primarily due to an increase in IPO related expenses of $6.8 million, an increase in bad debt of $5.8 million, primarily related to the Discontinued Service Lines, an increase in acquisition related costs of $1.4 million, investment in corporate infrastructure (primarily finance, sales and marketing, safety, IT and human resources) and public company related costs.

For the nine months ended September 30, 2020, selling, general and administrative expenses were comprised of indirect labor of $30.0 million, facilities costs of $8.8 million, IPO-related costs of $6.9 million, stock-based compensation of $2.3 million, acquisition-related costs of $3.8 million, bad debt expense of $6.4 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $6.6 million.

For the nine months ended September 30, 2019, selling, general and administrative expenses of $35.5 million, were comprised of indirect labor of $12.9 million, facilities costs of $7.9 million, stock-based compensation of $2.6 million, acquisition-related costs of $2.4 million, bad debt expense of $0.6 million and other costs (including software, travel, insurance, legal, consulting and audit services) of $9.1 million.

We expect our general and administrative expenses to increase as a result of additional insurance, legal, accounting, investor relations and other costs associated with becoming a public company.

Fair Value Changes in Business Acquisitions Contingent Consideration

For the nine months ended September 30, 2020, fair value changes in business acquisitions contingent consideration were $17.4 million, an increase of $18.1 million versus a credit of $0.7 million for the nine months ended September 30, 2019. The increase was driven by fair value adjustments to CTEH and Analytical Environmental Services, Corp. (AES) business acquisitions contingent consideration related to 2020 and 2021.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2020, was $27.1 million and was comprised of amortization of finite lived intangibles of $21.0 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $6.1 million. Depreciation and amortization expense for the nine months ended September 30, 2019, was $20.3 million and was comprised of amortization of finite lived intangibles of $14.4 million and depreciation of property and equipment of $5.9 million. The increase in both depreciation and amortization for the nine months ended September 30, 2020 versus the nine months ended September 30, 2019 is primarily a result of acquisitions.

Other Expense

Other expense for the nine months ended September 30, 2020 of $17.5 million was driven primarily by fair value adjustments related to (i) the Series A-1 preferred stock contingent put option, (ii) the Series A-2 embedded options, and (iii) the Series A-1 and A-2 preferred stock warrant options. Other expense for the nine months ended September 30, 2019 of $3.6 million related primarily to fair value adjustments to the Series A-1 warrant option. See Notes 11, 15 and 16 to our unaudited condensed consolidated financial statements.

Interest Expense, Net

Interest expense, net incurred during the nine months ended September 30, 2020 was $10.9 million, compared to $4.6 million for the nine months ended September 30, 2019. The increase in interest expense was driven by higher outstanding debt balances and higher borrowings under an equipment line of credit, as well as higher average interest rates, as a result of the repayment of our prior senior secured credit facility in April, 2020, using proceeds from the Unitranche credit facility, which carries a higher rate of interest. Interest expense in the nine months ended September 30, 2020 also includes $1.4 million from both payments made and the write off of deferred debt issuance costs, related to the repayment of our prior senior secured credit facility. See Note 12 to our unaudited condensed consolidated financial statements.

Income taxes benefit

Income tax benefit was $1.6 million and $1.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The difference between our effective tax rate and the federal statutory rate of 21.0% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a US federal and state valuation allowance of $7.4 million, state and foreign income tax provisions and Global Intangible Low Taxed Income.

Net loss and Adjusted EBITDA

For the nine months ended September 30, 2020, net loss was $58.8 million and Adjusted EBITDA was $36.2 million. For the nine months ended September 30, 2019, net loss was $12.2 million and Adjusted EBITDA was $20.7 million. See the section entitled

“Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Segment Results of Operations

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020			2019
(in thousands)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)(3)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$26,593	$8,230	30.9%	$5,413	$1,695	31.3%
Measurement and Analysis	39,770	11,226	28.2%	35,672	7,691	21.6%
Remediation and Reuse	18,342	2,012	11.0%	16,538	2,400	14.5%
Total Operating Segments	$84,705	$21,468	25.3%	$57,623	$11,786	20.5%
Corporate and Other		(4,762)	n/a		(3,567)	n/a

(1)

For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our unaudited condensed consolidated financial statements.

(2)	Represents Segment Adjusted EBITDA as a percentage of revenues.
(3)

Aggregate amount does not foot to consolidated amount disclosed elsewhere in this filing due to an adjustment at the consolidated level to exclude earnings related to the Discontinued Service Lines.  See “Non-GAAP Financial Information” and Note 19 to our unaudited condensed consolidated financial statements.

Revenues

Assessment, Permitting and Response segment revenues for the three months ended September 30, 2020 were $26.6 million, an increase of $21.2 million or 391.3% compared to $5.4 million for the three months ended September 30, 2019. The increase was driven by the acquisition of CTEH in the second quarter of 2020, which expanded our product portfolio and our scientific and technical advisory services footprint.

Measurement and Analysis segment revenues for the three months ended September 30, 2020 were $39.8 million, an increase of $4.1 million or 11.5% compared to revenues for the three months ended September 30, 2019 of $35.7 million. The increase was primarily driven by organic growth. The increase was partially offset by a $2.0 million decline in revenues from Discontinued Service Lines. Revenues from Discontinued Service Lines in the Measurement and Analysis segment were zero and $2.0 million in the three months ended September 30, 2020 and September 30, 2019, respectively.

Remediation and Reuse segment revenues for the three months ended September 30, 2020 were $18.3 million, an increase of $1.8 million or 10.9% compared to revenues for the three months ended September 30, 2019 of $16.5 million. The increase was primarily driven by organic growth and $2.4 million from acquisitions, partially offset by a $2.5 million decline in revenues from Discontinued Services. Revenues from Discontinued Service Lines were zero and $2.5 million in the three months ended September 30, 2020 and September 30, 2019, respectively.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $8.2 million for the three months ended September 30, 2020, compared to $1.7 million for the three months ended September 30, 2019. For the three months ended September 30, 2020 and September 30, 2019, Segment Adjusted EBITDA margin was 30.9% and 31.3%, respectively. The increase in Segment Adjusted EBITDA was primarily a result of the acquisition of CTEH in the second quarter of 2020.

Measurement and Analysis Segment Adjusted EBITDA for the three months ended September 30, 2020 was $11.2 million, an increase of $3.5 million compared to Segment Adjusted EBITDA for the three months ended September 30, 2019 of $7.7 million. For the three months ended September 30, 2020 Segment Adjusted EBITDA margin was 28.2% compared to 21.6% in the prior year. The improvement in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily as a result of higher revenues, favorable business mix and temporary cost mitigation initiatives taken in the second quarter of 2020 in response to COVID-19.

Remediation and Reuse Segment Adjusted EBITDA was $2.0 million for the three months ended September 30, 2020 and $2.4 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, Segment Adjusted EBITDA margin was 11.0% compared to 14.5% during the three months ended September 30, 2019. The decrease in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of higher fixed costs in anticipation of growth and geographic expansion.

Corporate and other costs were $4.8 million, or 5.6% of revenues, for the nine months ended September 30, 2020 compared to $3.6 million, or 6.2% of revenues, for the three months ended September 30, 2019. The cost increase was driven by public company related costs, head count additions in sales and marketing, human resources, information technology, safety and finance made in 2019 subsequent to the third quarter to support higher anticipated revenues, as well as higher legal costs, partially offset by lower travel costs and internal labor costs capitalized as part of the ERP implementation.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020			2019
(in thousands)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)(3)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$49,768	$14,665	29.5%	$15,017	$5,693	37.9%
Measurement and Analysis	113,130	30,422	26.9%	98,521	19,761	20.1%
Remediation and Reuse	56,604	6,495	11.5%	52,440	7,317	14.0%
Total Operating Segments	$219,502	$51,582	23.5%	$165,978	$32,771	19.7%
Corporate and Other		(15,425)	n/a		(10,935)	n/a

(1)

For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our unaudited condensed consolidated financial statements.

(2)	Represents Segment Adjusted EBITDA as a percentage of revenues.
(3)

Aggregate amount does not foot to consolidated amount disclosed elsewhere in this filing due to an adjustment at the consolidated level to exclude earnings related to the Discontinued Service Lines.  See “Non-GAAP Financial Information” and Note 19 to our unaudited condensed consolidated financial statements.

Revenues

Assessment, Permitting and Response segment revenues for the nine months ended September 30, 2020 were $49.8 million, compared to $15.0 million for the nine months ended September 30, 2019. The 231.4% increase was due to the acquisition of CTEH in the second quarter of 2020.

Measurement and Analysis segment revenues for the nine months ended September 30, 2020 were $113.1 million, an increase of $14.6 million or 14.8% compared to revenues for the nine months ended September 30, 2019 of $98.5 million. Excluding revenues from Discontinued Service Lines of $2.4 million and $5.6 million in the nine months ended September 30,2020 and September 30, 2019, respectively, revenues increased $17.8 million. The increase was driven by acquisitions in 2019, which contributed $9.6 million to the increase in revenues, as well as organic growth.

Remediation and Reuse segment revenues for the nine months ended September 30, 2020 were $56.6 million, an increase of $4.2 million or 7.9% compared to revenues for the nine months ended September 30, 2019 of $52.4 million. Excluding revenues from Discontinued Service Lines of $1.4 million and $9.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, revenues increased $12.7 million. The increase was driven by acquisitions, which contributed $10.1 million to the increase in revenues, as well as organic growth.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $14.7 million for the nine months ended September 30, 2020, compared to $5.7 million for the nine months ended September 30, 2019 driven by the increase in revenues. For the nine months ended September 30, 2020 and September 30, 2019, Segment Adjusted EBITDA margin was 29.5% and 37.9%, respectively. The decrease in Segment Adjusted EBITDA margin was driven primarily by a shift in business mix due to the acquisition of CTEH which typically operates at lower margins than our legacy segment business.

Measurement and Analysis Segment Adjusted EBITDA for the nine months ended September 30, 2020 was $30.4 million, an increase of $10.6 million compared to Segment Adjusted EBITDA for the nine months ended September 30, 2019 of $19.8 million. For the nine months ended September 30, 2020 Segment Adjusted EBITDA margin was 26.9% compared to 20.1% in the prior year. The improvement in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was as a result of revenue growth, favorable business mix and temporary cost mitigation initiatives taken in the second quarter of 2020 in response to COVID-19.

Remediation and Reuse Segment Adjusted EBITDA for the nine months ended September 30, 2020 was $6.5 million, a decrease of $0.8 million compared to Segment Adjusted EBITDA for the nine months ended September 30, 2019 of $7.3 million. For the nine months ended September 30, 2020 Segment Adjusted EBITDA margin was 11.5% compared to 14.0% during the nine months ended September 30, 2019. The decrease in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily attributable to higher fixed costs in anticipation of additional growth and geographic expansion, partially offset by revenue growth.

Corporate and other costs were $15.4 million, or 7.0% of revenues, for the nine months ended September 30, 2020 compared to $11.0 million, or 6.6% of revenues, for the nine months ended September 30, 2019. The increase was driven by public company costs, higher headcount in sales and marketing, human resources, information technology, safety and finance, which were made in 2019 in support of anticipated acquisitions and revenue growth, as well as higher legal costs, partially offset by lower travel costs and internal labor costs capitalized as part of the ERP implementation.

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

Our principal sources of liquidity have been borrowings under our credit facility, prior senior secured credit facility and other borrowing arrangements and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under our credit facility, prior senior secured credit facility and other prior secured and unsecured borrowings and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy, to pay interest and principal on our indebtedness and Series A-2 preferred stock and to make capital expenditures. Additionally, the CTEH acquisition agreement includes an earn-out provision that provides for the payment of contingent consideration based on CTEH’s 2020 and 2021 results in an aggregate amount not to exceed $80.0 million, with each payment equal to a specified multiple of CTEH’s EBITDA for the relevant year in excess of specified targets. Any earn-out to be paid in respect of fiscal years 2020 and 2021 will be capped at $50.0 million and $30.0 million, respectively, with any payment in respect of 2020 payable, at our discretion, entirely in cash or 50.0% in cash and 50.0% in common stock, and any payment in respect of 2021 payable in cash. See Note 6 to our unaudited condensed consolidated financial statements.

We expect to continue to finance our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the next twelve months. See “COVID-19” above for a discussion of the impact of the pandemic on our liquidity.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Consolidated Statement of Cash flows data:
Net cash (used in) provided by operating activities	$(3,877)	$12,547
Net cash used in investing activities	(176,840)	(84,141)
Net cash provided by financing activities	212,167	77,253
Change in cash, cash equivalents and restricted cash	$31,450	$5,659

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows. For the nine months ended September 30, 2020, net cash used in operating activities was $3.9 million, a decrease of $16.4 million, when compared to net cash provided by operating activities of $12.5 million for the nine months ended September 30, 2019. This decrease in cash flows from operating activities in the nine months ended September 30, 2020 primarily reflects higher contingent consideration payments of $6.4 million, higher non-capitalizable IPO-related costs of $6.8 million, higher interest payments of $6.7 million, an increase in change in working capital of $6.3 million, higher acquisition related costs of $1.4 million, and higher cloud computing costs of $2.1 million (related to the implementation of new ERP and CRM (Customer Relationship Management) systems), partially offset by lower taxes paid, when compared to the prior year. Working capital increased by $7.8 million in the nine months ended September 30, 2020, due primarily to an increase in contract assets of $7.7 million (as a result of higher operating activity in the quarter ended September 30, 2020), an increase in pre-paid expenses and a decrease in accounts payable, partially offset by an increase in accrued payroll and benefits, compared to an increase in working capital of $1.6 million in the nine months ended September 30, 2019, which was driven by an increase in accounts receivable of $2.7 million, partially offset by an increase in accrued payroll and benefits. Excluding contingent consideration payments and non-capitalizable IPO-related costs, cash flow from operating activities decreased $3.2 million, primarily due to higher working capital caused by higher-than anticipated growth in revenues in our Assessment, Permitting and Response and Measurement and Analysis segments.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $176.8 million, primarily driven by cash paid for the acquisition of CTEH, net of cash acquired, of $170.7 million, as well as purchases of property and equipment for cash consideration of $5.4 million.

For the nine months ended September 30, 2019, net cash used in investing activities was $84.1 million, primarily driven by cash paid for acquisitions, net of cash acquired, of $81.4 million, as well as purchases of property and equipment for cash consideration of $2.8 million.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $212.2 million. Cash provided by financing activities was driven by IPO proceeds, net of underwriting fees, of $161.3 million, borrowings under the Unitranche credit facility, consisting of $175.0 million under the term loan and $25.0 million under the revolver, as well as net proceeds of $173.7 million from the issuance of the Series A-2 preferred stock. Proceeds from the IPO were used primarily to repay the $131.8 million Series A-1 preferred stock (along with the issuance of shares of common stock), as well as to pay IPO offering costs of $2.9 million. Proceeds from the Unitranche Credit Facility were used primarily to repay the $177.5 million outstanding under the prior senior credit facility, whereas proceeds from the issuance of the Series A-2 preferred stock were used to finance the acquisition of CTEH. Cash from financing activities was also used to repay the $25.0 million outstanding revolver balance and to make payments of acquisition-related contingent consideration of $6.0 million, term loan amortization payments of $1.3 million and $0.5 million related to our prior senior secured credit facility and current Unitranche credit facility, respectively, the payment of debt issuance and debt extinguishment costs of $5.2 million and the payment of the third quarter dividend on the Series A-2 preferred stock of $2.9 million.

For the nine months ended September 30, 2019, net cash provided by financing activities was $77.3 million. Cash provided by financing activities was driven by a $80.0 million increase in net borrowings under our prior senior secured credit facility, partially offset by the payment of acquisition-related contingent consideration of $1.1 million and the repayment of capital leases of $1.3 million.

Credit Facility

On April 13, 2020, we entered into a Unitranche Credit Agreement providing for a new $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility, and used a portion of the proceeds from the new credit facility to repay all amounts outstanding under the prior senior secured credit facility. The credit facility matures on the earliest of (a) April 13, 2025 and (b) so long as our Series A-2 preferred stock has not been redeemed in full or otherwise not converted into common stock of Montrose, the date that is 180 days before the Series A-2 preferred equity mandatory redemption date, unless prior to such date, the Series A-2 preferred equity mandatory redemption date has been extended to a date not earlier than one hundred eighty (180) days after April 13, 2025. As of September 30, 2020, the term loan bore interest at a rate of LIBOR plus 5.0% (subject to a 1.0% LIBOR floor) or the base rate plus 4.0%. Effective October 6, 2020, we amended the credit facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver bears interest at a rate of LIBOR plus 3.5% or the base rate plus 2.5%. The revolver is also subject to an unused commitment fee of 0.35%. The term loan begins amortizing quarterly with fiscal quarter ending September 30, 2020, with a required repayment of (a) $0.5 million for fiscal quarter ending September 30, 2020 and each other fiscal quarter through and including June 30, 2021, (b) $1.1 million for fiscal quarter ending September 30, 2021 and each other fiscal quarter through and including June 30, 2022, and (c) $1.6 million for each fiscal quarter ending thereafter. We have the option to borrow incremental term loans up to an aggregate principal amount of $100.0 million subject to the satisfaction of certain conditions, including the borrower’s pro forma compliance with the financial covenants under the credit facility. Immediately after giving effect to the incurrence of any such incremental term loans, the unitranche lenders must collectively hold at least 70% of all pari passu debt of all lenders under the credit facility. The existing lenders are not obligated to participate in any incremental term loan facility.

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

The new credit facility contains mandatory prepayment feature upon a number of events, including with the proceeds of certain asset sales, proceeds from the issuance of any debt and proceeds of the capital contribution amounts contributed to cure a financial covenant default. The credit facility also includes mandatory prepayments of 50.0% of excess cash flow minus voluntary prepayments of the term loan and, solely to the extent accompanied by a permanent reduction in the revolving commitment, the revolving loan, if our consolidated total leverage ratio for the year ending December 31, 2020 is greater than or equal to 3.25 times and, for any year thereafter, the amount of any such mandatory prepayment shall be reduced to 25.0% of excess cash flow if the leverage ratio is less than 3.00 times. As of September 30, 2020, the Company’s leverage ratio, which includes the impact of contingent consideration payable in cash, was 2.89 times. Excluding contingent consideration of $9.6 million related to CTEH estimated 2021 earnings, an amount which may vary given the environmental emergency response nature of their work, our leverage ratio was 2.7 times as of September 30, 2020. The weighted average interest rate on the new credit facility as of September 30, 2020 was 6.0%.

Our prior senior secured credit facility consisted of a $50.0 million term loan and a $130.0 million revolving credit facility.

Borrowings under the prior senior secured credit facility bore interest at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) Bank of America, N.A.’s prime rate and (c) the Eurocurrency Rate, which is based on LIBOR, (using a one-month period plus 1.0%), plus the applicable margin, as we elected). The applicable margin meant a percentage per annum determined in accordance with the following table:

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

See Note 12 to our unaudited condensed consolidated financial statements.

Series A-1 Preferred Stock

On October 19, 2018, we issued 12,000 shares of our Series A-1 preferred stock. The Series A-1 preferred stock accrued dividends quarterly at an annual rate of 15.0% with respect to any dividends paid in cash and at an annual rate of 14.2%, compounded quarterly with respect to dividends that are accrued. In the event of a redemption, a holder is guaranteed a minimum of either two or three years of dividends depending on the nature of the redemption. Total accrued and unpaid dividends as of December 31, 2019 were $21.9 million. As of December 31, 2019, we were subject to a maximum consolidated total leverage ratio, including the outstanding principal and accrued dividend on the Series A-1 preferred stock, of 10.0 times as of the end of any fiscal quarter until maturity. We were in compliance with the covenants as of December 31, 2019 and December 31, 2018.

On July 27, 2020, the Company redeemed in full the Redeemable Series A-1 Preferred Stock, including the guaranteed minimum two-year dividend. The Company used $131.8 million of the IPO proceeds and 1,786,739 shares of common stock to redeem all outstanding shares of the Company’s Redeemable Series A-1 Preferred Stock.

See Note 15 to our unaudited September 30, 2020 condensed consolidated financial statements.

Series A-2 Preferred Stock

On April 13, 2020, the Company issued 17,500 shares of the Series A-2 preferred stock with a par value of $0.0001 per share and a warrant to purchase common stock, in exchange for $175.0 million. Prior to the effectiveness of the Company’s initial public offering, each share of Series A-2 preferred stock accrued dividends at the rate of 15.0% per annum with respect to dividends that are paid in cash, and 14.2% per annum, with respect to dividends that accrue and compound before a private offering (in certain circumstances), resulting in an annual dividend rate of 15.0%, and 9.0% per annum after an initial public offering or private offering (in certain circumstances). Following the completion of the Company’s initial public offering, the Series A-2 preferred stock does not mature or have a cash repayment obligation; however, it is redeemable at the Company’s option. The Series A-2 preferred stock becomes convertible into our common stock beginning on the four-year anniversary of the Series A-2 preferred stock issuance. Upon the four-year anniversary of the issuance, holders of Series A-2 preferred stock may convert up to $60.0 million of such shares into our common stock at a conversion rate discounted to 85.0% of the volume weighted average trading value, with the permitted amount of Series A-2 preferred stock to be converted increasing at each subsequent anniversary of the issuance until the sixth anniversary, after which all of the Series A-2 preferred stock may be converted at the holder’s option. Following the completion of the Company’s initial public offering and redemption of the Series A-1 preferred stock on July 27, 2020 with a portion of the proceeds therefrom and newly issued shares of common stock, the Series A-2 preferred stock dividend rate changed to 9.0% per annum with required quarterly cash payments. If permitted under our existing debt facilities, we must pay the Series A-2 preferred stock dividend in cash each quarter.

With respect to any redemption of any share of the Series A-2 preferred stock prior to April 13, 2023, the Company is subject to a make whole penalty in which the holder is guaranteed at least three years of dividend payments on the redeemed amount.

See Note 16 to our unaudited condensed consolidated financial statements.

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

The following is a reconciliation of our net loss to Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(30,737)	$(6,683)	$(58,761)	$(12,247)
Interest expense	3,043	2,130	10,896	4,590
Income tax expense (benefit)	3,348	(412)	(1,563)	(1,308)
Depreciation and amortization	9,740	7,412	27,084	20,262
EBITDA	$(14,606)	$2,447	$(22,344)	$11,297
Stock-based compensation (1)	1,149	1,055	3,439	3,577
Start-up losses and investment in new services (2)	602	438	1,283	608
Acquisition costs (3)	6	1,278	3,767	2,350
Fair value changes in contingent put option (4)	(26,265)	—	(19,240)	—
Fair value changes in warrant options (4)	9,311	2,510	9,312	4,059
Fair value changes in compound embedded option (5)	26,664	—	27,420	—
Fair value changes in business acquisitions contingent consideration (6)	13,404	256	17,387	(670)
Short term purchase accounting fair value adjustment to deferred revenue (7)	—	—	243	—
IPO preparation costs (8)	6,378	20	6,908	105
Discontinued Service Lines (9)	30	37	7,526	(632)
Expenses related to financing transactions (10)	—	—	277	—
Other losses and expenses (11)	33	19	179	27
Adjusted EBITDA	$16,706	$8,060	$36,157	$20,721

(1)	Represents non-cash stock-based compensation expenses related to option awards issued to employees and restricted stock grants issued to directors.
(2)

Represent start-up losses related to losses incurred on (i) the expansion of lab testing methods and lab capacity, including into new geographies, (ii) expansion of our Remediation services into new geographies, (iii) expansion into Europe in advance of projects driven by new regulations and (iv) expansion of our remediation business line into new geographies.

(3)	Acquisition costs include financial and tax diligence, consulting, legal, valuation, accounting and travel costs and acquisition-related incentives related to our acquisition activity.
(4)	Amounts relate to the change in fair value of the contingent put option attached to the Series A-1 and the warrant options attached to the Series A-1 and Series A-2 preferred stock.
(5)	Amounts relate to the change in fair value of the Series A-2 compound embedded derivative.
(6)

Fair value changes in value of business acquisitions contingent consideration, reflects the difference between the expected settlement value of acquisition related earn-out payments at the time of the closing of acquisitions and the expected (or actual) value of earn-outs at the end of the relevant period.

(7)	Purchase accounting fair value adjustment to deferred revenue represents the impact of the fair value adjustment to the carrying value of deferred revenue as of the date of acquisition of ECT2.
(8)	IPO preparation costs relate to expenses incurred by us to prepare for the Company’s initial public offering, as well as costs from IPO-related bonuses.
(9)

Represents (earnings) loss from the Discontinued Service Lines. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors that Affect Our Business and Our Results.”

(10)	Non-capitalizable expenses associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock.
(11)	Represents non-operational charges incurred as a result of lease abandonments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2020, a 1.0% increase in interest rates above the 1.0% LIBOR floor on the term loan would increase annual income (loss) before income taxes by approximately $1.7 million. Due to the 1.0% LIBOR floor under the terms of the term loan, and the LIBOR rate of 0.16% in effect on the revolver at September 30, 2020, any decrease in LIBOR rates would have had a de minimis benefit to annual income (loss) before income taxes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 27, 2020, we issued an aggregate of 1,786,739 shares of common stock to an accredited investor as partial consideration for the redemption of all issued and outstanding shares of our Series A-1 preferred stock.  The shares of common stock were valued at $15.00 per share, the public offering price in our initial public offering. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

On July 30, 2020, we issued an aggregate of 2,534,239 shares of common stock to two accredited investors in connection with the exercise by each of a warrant to purchase shares of common stock with an exercise price of $0.01 per share of common stock. These issuances were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as transactions by an issuer not involving any public offering.

Use of Proceeds

In connection with our initial public offering, we filed a Registration Statement on Form S-1 (File No. 333-239542) on June 29, 2020. The SEC declared the registration statement effective on July 22, 2020.  Other than an additional $0.5 million of IPO costs that were paid from the proceeds of the offering, there were no changes to the information disclosed in our Quarterly Report on Form 10-Q filed with the SEC on August 31, 2020 regarding our use of proceeds from the offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Letter Amendment, dated October 6, 2020 to Credit Agreement by and among Montrose Environmental Group, Inc., Unitranche Loan Transaction LLC and Capital One, National Association (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2020 and incorporated herein by reference).

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

Montrose Environmental Group, Inc.

Date: November 12, 2020	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer