Form 10-K
period 2020-12-31
Montrose Environmental Group, Inc.
filed 2021-03-24
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39394

Montrose Environmental Group, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	46-4195044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Park Plaza, Suite 1000 Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 988-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000004 per share	MEG	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on March 19, 2021, based on the closing price of $47.00 of the Registrant’s common stock on The New York Stock Exchange on such date, was $1.2 billion.  The Registrant’s common stock was not publicly traded on June 30, 2020, the last day of the Registrant’s second fiscal quarter in 2020.

The number of shares of Registrant’s Common Stock outstanding as of March 19, 2021 was 25,200,343.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•	our limited operating history;
•	our history of losses and ability to achieve profitability;
•	general global economic, business and other conditions, the cyclical nature of our industry and the significant fluctuations in events that impact our business;
•	the impact of the COVID-19 pandemic on our business operations and on local, national and global economies;
•	the parts of our business that depend on difficult to predict natural or manmade events and the fluctuations in our revenue and customer concentration as a result thereof;
•	the highly competitive nature of our business;
•	our ability to execute on our acquisition strategy and successfully integrate and realize benefits from our acquisitions;
•	our ability to promote and develop our brands;
•	our ability to maintain and expand our client base;
•	our ability to maintain necessary accreditations and other authorizations in varying jurisdictions;
•	significant environmental governmental regulation;
•	our ability to attract and retain qualified managerial and skilled technical personnel;
•	safety-related issues;
•	allegations regarding compliance with professional standards, duties and statutory obligations and our ability to provide accurate results;
•	the lack of formal long-term agreements with many of our clients;
•	our ability to successfully implement our new enterprise resource planning system;
•	our ability to adapt to changing technology, industry standards or regulatory requirements;
•	government clients and contracts;
•	our ability to maintain our prices and manage costs;
•	our ability to protect our intellectual property or claims that we infringe on the intellectual property rights of others;
•	laws and regulations regarding handling of confidential information;
•	any failure in or breach of our networks and systems;
•	our international operations;
•	product related risks;
•	environmental regulations and liabilities;

•	legal and regulatory claims and proceedings;
•	research and development activities;
•	anti-corruption and similar laws;
•	taxation in multiple jurisdictions;
•	insufficient insurance coverage;
•	seasonality of demand;
•	catastrophic events;
•	our indebtedness and ability to maintain sufficient liquidity;
•	the increase in expenses associated with being a public company; and
•	additional factors discussed in our SEC filings, including this Annual Report on Form 10-K, and in our public statements.

The forward-looking statements contained in this Annual Report on Form 10-K are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. “Risk Factors.” Further, many of these factors are, and may continue to be, amplified by the COVID-19 pandemic. Additional factors or events that could cause our actual results to differ may also emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by any forward-looking statement and, therefore, you should not regard any forward-looking statement as a representation or warranty by us or any other person that we will successfully achieve the expectation, plan or objective expressed in such forward-looking statement in any specified time frame, or at all. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of the filing or public statement, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. Today, we have emerged as one of the fastest growing companies in a highly fragmented and growing $1.25 trillion global environmental industry.

We service complex, recurring and often non-discretionary environmental needs of our diverse clients across our three business segments: Assessment, Permitting and Response; Measurement and Analysis; and Remediation and Reuse. Examples of our services include:

Our industry is highly fragmented with no single market leader. By focusing on environmental solutions, we believe we are uniquely positioned to become a leading platform in the industry. We provide a diverse range of environmental services to our private and public sector clients across the life cycle of their needs—whether they are launching new projects, maintaining operations, decommissioning operations, rehabilitating assets, managing the impacts of climate change or responding to unexpected environmental disruption. Our integrated platform has been a catalyst for our organic growth and we have built on this platform through strategic acquisitions.

Innovation is core to our strategy. The world’s environmental challenges continue to grow in number, scope and complexity, and mounting public pressure and regulatory changes continue to drive demand for better information and solutions. We focus on innovation in order to improve the quality of information we can provide to clients (such as identifying variations of Per- and polyfluoroalkyl substances, or PFAS, in water) and provide better solutions to their environmental needs (such as the efficient removal of PFAS from contaminated water). We intend to continue innovating by investing in research, development and technology (directly and through strategic partnerships) to develop better solutions for our clients. We believe these investments—together with our investments in geographic expansion, sales and marketing initiatives, environmental service offerings and strategic acquisitions—will continue to distinguish us in the marketplace.

Our revenue and earnings are highly resilient. We are not dependent upon any single service, product, political approach or regulatory framework. We also serve a diverse set of approximately 5,000 clients across a wide variety of end markets and geographies within the private and public sectors. Funding for our services is typically non-discretionary given regulatory drivers and public health concerns. As a result, our business is positioned to be less susceptible to political and economic cycles.

Our financial success is driven by both strong organic and acquisition-driven growth. When combined with the annual organic revenue growth of our April 2020 acquisition, The Center for Toxicology and Environmental Health, L.L.C., or CTEH, our environmental response business, for the full year 2020, but excluding CTEH’s revenues from projects contributing more than $4 million of revenue, our organic revenue growth for the year ended December 31, 2020 was 17%. Excluding CTEH, our organic revenue growth was 4% in the year ended December 31, 2020. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Key Factors that Affect our Business and Results—Organic Growth.” In addition, our acquisitions of selected environmental services firms have expanded our geographic reach and service offerings.

Our environmental focus and reputation have enabled us to attract and retain some of the most highly sought-after employees in our industry. These employees have contributed to our organic growth, differentiated brand, reputation and culture.

We have experienced strong growth over the past few years. Our revenue increased from $114.8 million in 2016 to $328.2 million in 2020, representing a 30% compound annual growth rate, or CAGR. Over the same period, we had a net loss of $8.9 million and $57.9 million in 2016 and 2020, respectively, and our adjusted EBITDA increased from $7.3 million in 2016 to $54.5 million in 2020, representing a CAGR of 65%. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Our approach has allowed us to successfully scale our business, and we believe we are well positioned to continue our trajectory and market leadership as we address the growing environmental needs of our clients and communities.

The Industry

The environmental industry is large, growing, highly fragmented and subject to complex regulatory frameworks. Federal, state, provincial and local environmental regulations dictate compliance requirements that create demand for environmental services. Increasingly, public and stockholder interest in environmental sustainability is also driving prudent management of our shared and finite environmental resources.

Global Environmental Industry is Large and Growing

According to an October 2019 Environmental Industry Study prepared by Environmental Business International, Inc., or EBI, which we commissioned, the global environmental industry is estimated to be approximately $1.25 trillion, with over 60% of this industry concentrated in North America and Western Europe. The services within the industry which we currently offer represent a global market size of approximately $395 billion.

According to EBI, our approximately $395 billion addressable global market is expected to grow 3.4% per year from 2018 through 2024. Positive growth is expected across all environmental sectors in the global market.

Public Demands, Industrial Activity, Climate Change and Regulations Each Increase Need for Environmental Services

Heightened public awareness and increasing stockholder demand for environmental sustainability has increased the need and demand for environmental services. Many companies around the world have implemented initiatives on Sustainability and Corporate Social Responsibility, or CSR, and Environmental, Social and

Governance, or ESG, making environmental impact a core factor in many business decisions. These initiatives are often focused on managing potential future risks, as opposed to past emphasis on compliance.

Steady increases in industrial activity and infrastructure investment, and the regulations underpinning these activities, are also driving demand for environmental services. In addition, environmental disruptions caused by climate change or aging infrastructure drive demand for environmental services. Infrastructure investments and environmental emergency responses often require substantial assessments, planning and/or permitting services in addition to environmental testing or remediation services. Industrial operations, including oil, gas and chemical production, require testing and monitoring throughout the manufacturing process to ensure continuous regulatory compliance. Testing and monitoring are typically recurring processes throughout the industrial production process.

In addition to current regulations, future regulatory changes may also drive demand for additional or different environmental services. In the United States, Canada and Australia, the federal, state, provincial and local regulations targeting air and water quality management, waste and contaminated soil management or reductions in greenhouse gas emissions, each of which drives portions of our business, have been implemented over many decades, and are subject to change and challenge.

We expect these trends to continue and to spur growth in the environmental services industry.

The Environmental Services Industry is Highly Fragmented and Complex

According to EBI, thousands of firms operate in the markets in which we operate. Several larger firms provide environmental services as a small part of their broader product portfolio. However, much of the industry is served by small firms that provide limited service offerings addressing specific regulations and geographies. It is difficult for small firms to expand given the technical expertise, accreditations and licenses necessary to serve a broad array of clients and industries across geographies and service lines. These dynamics create significant barriers to entry in our industry.

As clients increasingly seek effective, customized and streamlined solutions to address their impact on the environment, they will increasingly value environmental solutions providers with scale. Providers able to address the full lifecycle of environmental concerns and needs, particularly for companies and organizations with multi-jurisdictional footprints, and are subject to complex regulatory frameworks, will continue to enjoy competitive advantages.

Competitive Strengths

We are a leading global brand focused on environmental services with a resilient and recurring revenue base anchored on long-term client relationships. Our focus on innovation, our ability to acquire and integrate leading companies, our highly accredited businesses and our experienced and credentialed team provide our clients with quality solutions and create significant barriers to entry. Our competitive strengths include:

Resilient and Recurring Revenue Across Political and Economic Cycles

Our revenues are resilient over political cycles primarily because our business is not dependent on any one regulatory framework. We have a diversified geographic footprint, and we often help clients comply with multiple regulatory frameworks. As a result, we are often insulated from major shifts in individual federal, state, provincial and local regulations. While federal governments set certain minimum standards, many state, provincial or local policies are more stringent. In addition, state, provincial and local governments often define how environmental standards will be met or implemented. These different levels of government often serve as counterweights to each other and minimize the risk and impact of sudden shifts in policy.

We believe our diverse portfolio of services and end markets position us to be resilient across economic cycles. For example, clients use our services when launching development projects, while maintaining ongoing operations, when decommissioning operations, and when remediating the release of contaminants into air, water or soil. These client activities can occur at different times for different industries, regardless of economic cycles. In addition, many of our service offerings are typically non-discretionary and our projects often create significant economic value for our clients (in the form of reduced liability, cost savings or revenue streams), further incentivizing the continued use of our services. Furthermore, community demands, such as those for PFAS- free water, continue regardless of political or economic cycles. As another example, during the COVID-19 shelter-in-place orders, most of our services were deemed essential and continued to be requested by clients. Though there were some delays in the scheduling of certain services due to travel restrictions or social distancing requirements, particularly during the second quarter, the environmental and/or regulatory implications of not completing environmental projects has resulted in a resilient demand for our services.

Clients generating over 90% of our revenue in the fiscal year ended December 31, 2018 repeated in the fiscal year ended December 31, 2019. Similarly, clients generating over 90% of our revenue in the fiscal year ended December 31, 2019 repeated in the fiscal year ended December 31, 2020.

Long-term Relationships Across a Large and Diversified Client Base

We currently serve approximately 5,000 clients. We have long-standing relationships with a number of Fortune 1000 companies and government entities, and our legacy businesses have been operating for as long as a century.

We provide services to our largest clients across multiple projects and/or multiple locations, and the number of services we provide to these clients varies from one project per year to several dozen projects per year. Our revenues are not, however, dependent on any one single client or industry. In fiscal year ended December 31, 2020, our largest client, which was not a client in 2019, represented approximately 7% of revenue, with these revenues derived from over twenty separate projects. Our top twenty clients represented less than 36% of our revenue in the fiscal year ended December 31, 2020.

We serve clients in a wide variety of end markets within the private and public sectors, and no single private sector industry comprised more than 18% of our revenue for the fiscal year ended December 31, 2020. Approximately, 86% from the private sector and approximately 14% from the public sector.

Differentiated Technology, Processes and Applications

Our focus on innovation and on accessing and developing proprietary technologies, processes and applications is a key competitive advantage and differentiator of our brand and services. These innovative tools complement our professionals’ years of experience, technical expertise and industry knowledge and bolster the solutions we provide our clients. We have consistently used technology and process advancements across geographies, to accelerate growth and to address our clients’ environmental concerns.

Significant Scale with Global Reach

Clients value our ability to provide coordinated, diversified services across many geographies, including domestic and international geographies that reach beyond our approximately 70 locations. Through our strategic acquisitions and targeted recruiting, we have achieved a scale that combines knowledge of local environments and regulations with global reach, which positions us to win and execute our projects globally. As a result, we expect to continue to capture market share.

Our global footprint supports our ability to gain market share by attracting new clients and by expanding offerings to our existing clients. As clients seek environmental solutions providers able to address the life cycle of their environmental concerns and needs across jurisdictions, we believe our footprint and diversified portfolio of services position us well to attract and retain clients, and expand our relationships with those clients over time.

Our scale has enabled us to leverage our investments in technology, innovation and process resources in a way that we believe will continue to support our industry leadership position.

Proven Ability to Identify, Execute and Integrate Acquisitions

We have acquired and integrated over 50 businesses over the last eight years, and we intend to continue selectively acquiring companies in our industry. Key characteristics of past and expected acquisition targets include quality management teams, complementary services, access to differentiated technologies and extension of our geographic reach.

We believe we add value to the businesses we acquire by introducing a culture focused on teamwork and innovation, and by providing superior operating discipline. The majority of owners and key personnel of our acquired businesses have remained with us, in large part due to our ability to effectively integrate them into our existing team. As a result of our focus on integration, our acquired businesses typically begin contributing to our organic growth after the first year following acquisition. Post-acquisition performance is driven by revenue synergies and operating leverage through corporate cost allocation over a larger base, as demonstrated by our consistent organic revenue growth and improving margin profile.

We maintain a robust acquisition pipeline primarily driven by word of mouth and existing relationships. As we have to-date, we intend to continue acquiring businesses at disciplined valuation levels. We believe our approach to acquisitions will enable us to continue creating substantial value.

Experienced Management Team Coupled with a Team-Centric Culture

Our leadership and culture define who we are. Our senior leadership team includes industry pioneers who have led a number of industry organizations and are considered among the foremost experts in the environmental services industry. The average tenure of our operational leadership in the environmental industry is 25 years. Our key executives and board members also have extensive experience in growing businesses both organically and through acquisitions.

Our management and employees share a passion for the environment and a compassion for each other. We again received the National Safety Council Award in 2020 in recognition of our excellence in safety across our business. In addition, our employees’ dedication to supporting each other has led to the establishment of The Montrose Community Foundation, a non-profit organization formed and operated by our employees for the benefit of our employees. Through its volunteer board, The Montrose Community Foundation uses employee donations to provide resources to our employees in times of need. Our employees’ dedication of personal time and resources solely for the benefit of their colleagues exemplifies our team-oriented culture.

We believe it is our strong management team and our culture that enables us to attract and retain our exceptional talent.

Growth Strategies

Our goal is to become a global leader in the growing environmental services industry. We expect to continue growing organically by expanding existing client relationships, developing new client relationships and investing in sales and marketing infrastructure. We also expect to continue growing by strategically acquiring companies in our highly fragmented industry. Our proven ability to recruit and retain industry leaders and innovators will further contribute to our growth. We believe these growth strategies position us well to capture market share from competitors and benefit from industry growth.

Continue Organic Growth

•

Expand existing local relationships into national and international relationships: Many of our clients have a broad national and international presence. Historically, these clients have often managed their environmental programs locally using regional service providers. However, these clients often have a desire to standardize their programs across geographies, which requires their environmental services providers to have the scale, reach and capabilities to match their footprint. Meeting this need is challenging for many in our industry given their regional focus and limited service offerings. Our geographic reach, strong relationships and reputation for quality enable us to address our clients’ ever-growing and diverse needs in a way most of our regional competitors cannot. As a result, we have generated many intra-client referrals and won new business with existing clients in geographies historically served by competitors. We intend to continue to expand into new geographies where our existing clients operate.

•

Sell additional environmental services to existing clients: Many of our clients have historically hired us for a specific environmental service such as environmental audits or tests. As we have diversified our service offerings, and as clients have grown accustomed to the quality and consistency that our teams provide, clients have increasingly engaged us to perform additional environmental services. As a result, we have won new business historically served by competitors that are typically single service-line focused. We expect to continue cross-selling additional environmental services to existing clients with multidimensional needs, including where we can replace services provided in-house.

•

Deploy innovative technologies, processes and applications to address unmet client needs: Newly identified contaminants, public health concerns and changes to regulations have created and are expected to continue to create unmet environmental service needs for many of our current and prospective clients. Our investments in innovation—both stand-alone and through partnerships—have better equipped us to address these client needs in a manner that differentiates us from our competitors. We have won and expect to continue winning business from both existing and new clients because of the innovative solutions we offer. Internally, we are also establishing carbon footprint reduction goals and committing to minimizing our own impact on the environment.

•

Provide sales training and build a targeted sales team to drive growth and acquire new clients: We have started investing in our dedicated sales capabilities and intend to continue these efforts. We are providing sales training to our technical practitioners, investing in customer relationship management systems and building a targeted sales force to help identify new clients and capture market share from competitors. Sales training and a targeted sales force will also enable us to accelerate growth initiatives with existing clients, including through geographic expansion and cross-selling of additional services.

•

Build Montrose brand awareness and marketing capabilities: We believe we are uniquely positioned to capitalize on the growing demand for environmental services. Even though we have not historically invested in marketing our brand, our business has expanded both geographically and in our service offerings in response to client needs. For example, consumer demand for clean water continues to generate demand for our water treatment technology and service both in the United States and internationally, including in Europe where we have begun our expansion and anticipate continuing to do so over the upcoming years. Client demand for renewable energy sources also has resulted in us creating and building out our Waste-to-Energy (biogas) service line. We intend to build brand awareness, expand field marketing efforts and create relevant content to showcase our ability to address environmental needs for clients and communities. We believe our brand development efforts will be very additive to our sales and organic growth initiatives.

•

Capture environmental service opportunities arising from federal, state or provincial spending and stimulus measures: Government stimulus packages may include incentives and guidelines to target improved water treatment and water infrastructure, soil remediation and land development, air quality improvement, and infrastructure development initiatives (which often require environmental assessments). These types of initiatives can both directly or indirectly increase demand for our environmental services and would be additive to our organic growth opportunities.

•

Utilize our expertise in environmental toxicology and emergency response to support COVID-19-related preparation and response plans: Through the acquisition of CTEH, we have expanded our toxicology and environmental response capabilities. Though these capabilities are typically used during environmental emergencies that often arise from aging infrastructure or from the impacts of climate change, they are also utilized in response to pandemics such as COVID-19. As a result, and given our expertise in helping businesses plan for and respond to disruptions, our scientists and response teams have helped clients navigate their preparation for and response to COVID-19 infections. Though our business strategy is not focused on pandemic response, we believe CTEH’s COVID-19 related response opportunities will accelerate our growth for the short term and provide cross-selling opportunities with new and existing clients.

Pursue Strategic Acquisitions

The environmental services industry is highly fragmented and has no single leading brand. Through strategic acquisitions, we can continue to accelerate our growth, brand development and market leadership. Over the last eight years, we have acquired and integrated over 50 businesses that have provided us with talent, complementary services, access to differentiated technologies and geographic reach. Many of our acquisitions were initiated with personal introductions given our favorable reputation in the market. We believe our ability to identify, execute and integrate acquisitions and retain talent has been and remains a key driver of our operational and financial success.

Our pipeline of potential future acquisitions is robust, and we plan to continue pursuing acquisitions to enhance our strategic and competitive positions in existing and new markets.

Recruit and Retain Industry Leaders

Given the highly technical nature of many of our services, our ability to recruit and retain talent enhances our ability to capture market share. We believe our mission and focus on the environment, our emphasis on ownership opportunities for our employees and our team of renowned industry leaders creates a competitive advantage when competing for talent.

Segments

We provide environmental services to our clients through our integrated solutions across three business segments—Assessment, Permitting and Response, Measurement and Analysis and Remediation and Reuse.

Assessment, Permitting and Response. Our Assessment, Permitting and Response segment provides scientific advisory and consulting services to support environmental assessments, environmental emergency response and recovery, toxicology consulting and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. We work closely with clients to navigate the regulatory process at the local, state, provincial and federal levels, identify the potential environmental and political impacts of their decisions and develop practical mitigation approaches, as needed. In addition to environmental toxicology, and given our expertise in helping businesses plan for and respond to disruptions, our scientists and response teams have helped clients navigate their preparation for and response to COVID-19 infections.

We believe this segment maintains a number of competitive advantages, including:

•	strong relationships with key private and public sector clients with needs for multiple environmental services, facilitating cross selling opportunities;
•	a core team of approximately 550 employees, including well-known technical experts with longstanding client relationships and significant experience across the key disciplines in the segment;
•	our proven ability to help clients navigate regulatory, public and legal scrutiny; and
•	a national reach established by having successfully assessed and permitted hundreds of projects in jurisdictions across the United States.

This segment, which is primarily based on a time and materials, or T&M, revenue model, generated approximately 30% of our revenue for the fiscal year ended December 31, 2020.

Measurement and Analysis. Our Measurement and Analysis segment is a market leader in testing and laboratory services based on 2018 annual revenue according to EBI. Supported by over 900 employees, our highly credentialed teams test and analyze air, water and soil to determine concentrations of contaminants as well as the toxicological impact of contaminants on flora, fauna and human health. Our offerings include source and ambient air testing and monitoring, leak detection and advanced analytical multi-media laboratory services such as air, stormwater, wastewater and drinking water analysis.

We believe we have a variety of sustainable competitive advantages in this market, including:

•	a reputable brand;
•

a market leadership position as (1) one of the most prominent air testing companies in the United States and (2) the sixth largest U.S. environmental laboratory network each based on EBI’s estimates of 2018 revenue; and

•	our unique technologies, processes and applications, including the ability to detect air contaminants in real time at ultra-trace concentrations (parts per trillion or parts per quadrillion).

This segment, which is primarily based on a fixed price and, for out-of-scope work, a T&M revenue model, approximately 46% of our revenue for the fiscal year ended December 31, 2020.

Remediation and Reuse. Our Remediation and Reuse segment provides clients with engineering, design, implementation and operations and maintenance services, primarily to treat contaminated water, remove contaminants from soil or create biogas from waste. Nearly 300 of our employees, including engineers, scientists and consultants, provide these services to assist our clients in designing solutions, managing products and mitigating environmental risks and liabilities at their locations. We do not own the properties or facilities at which we implement these projects or the underlying liabilities, nor do we own material amounts of the equipment used in projects.

We believe this segment’s competitive advantages include:

•	advanced technologies and our owned and licensed intellectual property portfolio, such as our patented water treatment systems and proprietary process to optimize the generation of biogas;
•	a team with industry-leading experts and several patent-generating PhDs; and
•	local expertise and capabilities with respect to unique soil, sediment and water table characteristics and contamination types.

This segment, which is primarily based on a fixed price and, for out-of-scope work, a T&M revenue model, approximately 24% of our revenue for the fiscal year ended December 31, 2020 through a combination of project-based work and recurring, monthly fee operating & maintenance (O&M) revenue stream.

This table illustrates a summary of our segments.

Differentiated Technology, Processes and Applications

Advanced technology and innovative processes and applications are key competitive advantages in the environmental services industry. Our team of industry leaders are integral drivers of our investments in differentiated services. As our brand and environmental platform grows, our experts are increasingly able to deploy innovative technologies that address our clients’ needs, further differentiate our services and create new barriers to entry. Recent examples of our investment and development activities are related to air monitoring equipment, technology and software to detect ultra-low concentrations of pollutants and triangulate to sources of emissions and water treatment solutions to remove various emerging contaminants from water.

Strategic Acquisitions

We operate in a growing and highly fragmented market with thousands of potential acquisition targets. Given our success in identifying, executing and integrating more than 50 acquisitions since our inception in 2012, we believe we can continue to selectively acquire additive businesses. We seek to acquire businesses at disciplined valuation levels that:

(1)	are led by high quality management teams,
(2)	expand our portfolio of services,
(3)	provide access to differentiated technologies or processes, and
(4)	extend our geographic coverage.

We have personnel specifically dedicated to identifying acquisition targets, exploring acquisition opportunities, negotiating terms and overseeing acquisition and post-acquisition integration. Our in-house acquisition team has established extensive relationships throughout the industry and maintains and regularly re-evaluates an established pipeline of potential acquisition opportunities, largely driven by word of mouth and personal introductions.

Since January 1, 2018 we have acquired the following eighteen businesses:

Acquired Business	Date of Acquisition	Segment	Location
2021 Acquisitions
MSE Group, LLC.	January 1, 2021	Remediation and Reuse	Orlando, FL
2020 Acquisitions
American Environmental Testing Co., Inc.	September 21, 2020	Measurement and Analysis	Burbank, CA
LEED Environmental Inc.	September 10, 2020	Remediation and Reuse	Reading, PA
The Center for Toxicology and Environmental Health, L.L.C.	April 2020	Assessment, Permitting and Response	Little Rock, AR
2019 Acquisitions
Emerging Compounds Treatment Technologies, Inc.	August 31, 2019	Remediation and Reuse	Portland, ME
LEHDER Environmental Services Ltd	July 31, 2019	Measurement and Analysis	Sarnia, Canada
Advanced Environmental Compliance, LLC	July 9, 2019	Measurement and Analysis	Santa Ana, CA
Air Water & Soil Laboratories, Inc.	June 28, 2019	Measurement and Analysis	Richmond, VA
Target Emission Services USA LP	April 30, 2019	Measurement and Analysis	Calgary, Canada
Target Emission Services Inc.	April 30, 2019	Measurement and Analysis	Pittsburgh, PA
Golden Specialty, Inc.	March 15, 2019	Measurement and Analysis	Houston, TX
2018 Acquisitions
Environmental Planning Specialists, Inc.	November 30, 2018	Assessment, Permitting and Response	Atlanta, GA
Analytical Environmental Services	October 31, 2018	Permitting and Assessment	Sacramento, CA
Leymaster Environmental Consulting LLC	March 31, 2018	Remediation and Reuse	Long Beach, CA
Streamline Environmental, Inc.	February 1, 2018	Remediation and Reuse	Tampa, FL
Advanced Geoservices Corp.	January 31, 2018	Remediation and Reuse	Philadelphia, PA
First Analytical Laboratories NC, LLC	January 16, 2018	Measurement and Analysis	Durham, NC
Southern Environmental Sciences, Inc.	January 1, 2018	Measurement and Analysis	Plant City, FL

We believe we add value to the businesses we acquire by introducing a team-centric culture focused on innovation, implementing award-winning safety programs and providing superior operating discipline, risk management, cash management, financial controls, information technology and human resources support. Each business we acquire is systematically integrated into our systems and processes, thereby creating revenue synergy opportunities and operating leverage.

We believe that the acquisition of CTEH provides opportunities for deepened relationships with clients, additional long-term revenue synergies and operating leverage. The clients served by the CTEH business provide opportunities for us to provide field testing, laboratories services and/or environmental remediation services not historically offered by CTEH. Similarly, the additional services and software provided by CTEH can be offered to our other clients. In addition, the combined platform allows much of our existing corporate infrastructure to be utilized across a larger base business.

Clients

We provide environmental services to approximately 5,000 clients operating in a number of sectors and industries, including the oil & gas, utilities, construction, midstream energy, commodities, petrochemical and tobacco industries, as well as local, state, provincial and federal government entities. We have long-term, and through our legacy companies, decades-old relationships. We serve a diversified client base in both the private and public sectors. For the fiscal year ended December 31, 2020, our revenues were derived approximately 86% from the private sector and 14% from the public sector.

We have minimal client concentration with the largest client representing approximately 7% of revenue for fiscal year ended December 31, 2020, with these revenues derived from over twenty separate projects. However, as a result of the nature of CTEH’s environmental response business, our Assessment, Permitting and Response segment may at times experience higher customer concentration levels based on the severity, duration and outcome of certain types of environmental emergencies for which we provide response services. For example, for the fiscal year ended December 31, 2020, 58% of CTEH’s revenues were attributable to three customers, each of whom engaged CTEH in connection with either a significant environmental incident or COVID-19 response support. See Item 1A. “Risk Factors.”

Contracts

Our client contracts are generally fixed price, including milestone-based fixed price contracts in our Remediation and Reuse segment, and, for out-of-scope work, T&M based. Our Assessment, Permitting and Response client contracts are generally T&M based. Our client contracts vary from purchase-order based contracts utilizing standard terms and conditions to comprehensive master services agreements with terms of multiple years. In accordance with industry practice, most of our contracts, both in the private and public sector, are subject to termination at the discretion of the client, as discussed in greater detail in Item 1A. “Risk Factors—Risks Related to our Business and Industry—We do not always have long-term agreements with our clients and attempts by clients to change the terms of or terminate their relationships with us may have a negative impact on our business.” In such situations, our contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of termination.

Competition

We operate in a competitive, but fragmented, market. No single company or group of companies dominates across the entire environmental services market in which we operate. Our primary competitors are divisions of large companies, various small companies which generally are limited to a specific service and focused on a niche market or geographic region and our clients’ own in-house resources. We believe that few, if any, of our competitors currently provide the full range of environmental solutions that we offer. Instead, each of our segments has competitors with narrower service offerings and/or geographies. Our Assessment, Permitting and Response segment competitors include the environmental divisions of Exponent, Trinity Consultants and other small businesses. Our Measurement and Analysis segment competitors include the environmental divisions of SGS, Bureau Veritas and Eurofins, Pace Analytical and environmental divisions of large testing companies and other small businesses. Our Remediation and Reuse segment competitors include the environmental divisions or remediation segments of NV5, Tetratech, AECOM, other large engineering companies and other small businesses.

We compete based on the following factors, among others: reputation, safety track record, quality, geographic reach, price, technical capabilities, access to innovative technology and breadth of services. We believe that our current capabilities position us to compete favorably in each of these factors.

The environmental services industry has significant barriers to entry which would make it difficult for new competitors to enter the market. These barriers include:

•	highly technical, costly and time-consuming accreditation and licensure requirements;
•	ability to deploy/services client needs across geographies;
•	advanced quality and safety programs and mandated scores;
•	the complex and geographically varying regulatory landscape that requires significant industry experience;
•

the need to acquire or develop innovative technologies and processes that are acceptable to regulatory bodies, which in our case occurred over many years of client and regulator engagements and at significant research and development expense; and

•	emphasis by large clients on size and scale, length of relationship and past service record.

Intellectual Property

We utilize a combination of intellectual property safeguards, including patents, copyrights, trademarks, trade secrets and licenses, as well as employee and third-party confidentiality agreements, to protect our intellectual property. However, we do not principally rely on any single piece of intellectual property, nor is any single piece of intellectual property material to our financial condition or results of operations.

Seasonality

Because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results. In addition, our operating results experience some quarterly variability. Excluding the impact of revenues and earnings from new acquisitions, and excluding revenues from COVID-19 response services, we typically generate slightly lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. Historically, quarterly variability has been driven by weather patterns, which generally impacts our field-based teams’ ability to operate in the winter months, particularly in parts of North America. As we continue to grow and expand into new geographies and service lines, quarterly variability may be impacted and may deviate from historical trends.

Employees

As of December 31, 2020, we had approximately 1,850 employees, including approximately 1,500 full-time employees in the United States. Approximately 95% of our full-time employees work in our U.S. operations and approximately 5% work in foreign operations. None of our facilities are covered by collective bargaining agreements.

Human Capital Resources

At the heart of our employee-centric model is our focus on recruiting, developing, and retaining top talent and skills. We have built a contemporary, talent recruitment and management platform that has dynamic, automated workflows, enabling us to successfully recruit, hire and develop top talent while meeting all compliance requirements. Having a diverse, fair and inclusive workforce is core to our values and our job board platforms attract a diverse pool of candidates to our organization. Additionally, we continued to build our employer brand at universities by attending careers fairs in 2020.

With changing trends in the workforce, in 2020 we revised our employee handbook to include the following enhancements and achieved 100% acknowledgement:

•	Expanded parental leave to all full-time employees to support families during birth or adoption
•	Implemented floating holiday options so employees can choose to celebrate holidays meaningful to them
•	Enhanced time off benefits such as sick time to include part-timers and formalized jury duty, bereavement, and voting time to assist with work-life balance
•	Added an educational reimbursement, aimed at helping employees develop skills and increase knowledge in their chosen field

Diversity, Fairness and Inclusion

In 2020, we established a Diversity, Fairness and Inclusion, or DF&I, task force and program. In doing so, we have committed to the establishment and formalization of employee development policies that support diversity, inclusion, fairness, and equality. The DF&I task force is promoting awareness of company talent, is working with our CEO to communicate about social issues, has advocated for changes in policies such as our vacation policy and our increase in COVID-19 leave time, and continues to support various diversity, fairness and inclusion efforts globally.

We LEAD

In January 2020, our senior female leadership, Chairman of the Board, and CEO established the Montrose Environmental Group Women Empowering Leadership, or WeLEAD, program. The group’s mission is to foster the recruitment, retention and professional development of women at our company. Our WeLEAD program is working to develop an alliance of women leaders across Montrose, with a key emphasis on mentorship and talent development.  Since the program’s inception, a formal pay parity effort was launched across the organization to ensure equal pay across job titles and functions, both for existing employees and for new hires going forward, several prominent female leaders have been promoted into senior roles within the Company’s science and engineering departments, and policy recommendations have been submitted to ensure the development and retention of female talent (e.g., parental leave policy changes).

Training and Development

Montrose University, our collection of employee development efforts, aims to provide employees and leaders with the tools and skills they need to succeed and advance personally and professionally. Our Leadership Development Program within Montrose University is focused on developing contemporary leadership competencies via on-line and in-person sessions. Our key operations and sales executives participated in our formal Leadership Coaching program. We also conducted 360-degree feedback surveys to identify key leader strengths and development opportunities. Finally, we continuously take steps to ensure that our new hires and existing employees complete our training programs and review all of our training activities and curricula annually to incorporate any necessary updates.

Pay Equity

We strive to maintain pay equity by identifying and eliminating pay gaps and making salary decisions that are based on employee performance and that are equitable, fair, and transparent regardless of employee race, gender, or other personal characteristics. We also maintain pay equity by developing and maintaining a market-aligned salary structure with what we believe are competitive salary ranges, benefits and incentive eligibility for each job level and in each geography where we operate.

Equity Incentives

As part of our dedication and commitment to motivating and rewarding our employees, we offer equity incentives to a large number of our employees under our stock incentive plans.  We believe strongly in employee ownership of Montrose and we believe our approach creates value for our clients, for our employees, for the communities in which our employees live, and for our shareholders.

Engagement

Our employees’ dedication to supporting each other has led to the establishment of The Montrose Community Foundation, a non-profit organization formed and operated by our employees for the benefit of our employees. Through its volunteer board, The Montrose Community Foundation uses employee donations to provide resources to our employees in times of need. Our employees’ dedication of personal time and resources solely for the benefit of their colleagues exemplifies our team-oriented culture.

The Montrose Community Foundation

In 2016, our employees formed and have since independently operated The Montrose Community Foundation, a non-profit organization funded by personal donations from our employees for the benefit of our employees. The Foundation, through its volunteer board, confidentially provides resources to our employees in times of need. Our employees’ dedication of time and resources to this organization is a testament to our team-centric culture.

Health, Safety and Wellness

We offer a spectrum of benefit plans to meet the needs of our diverse employee population, including health, dental, vision, life insurance, and various supplemental plans.

In 2020, we established a COVID-19 task force to help keep employees informed on the virus, its impacts, and methods to minimize and manage infections. Flexible working arrangements, Personal Protective Equipment (PPE) resources and a 24/7 emergency response hotline were made available to our teams across the globe. We also launched two initiatives: the COVID-19 Time Off Grant and the COVID-19 Vacation Donation Program, which served as time off resources to help those who had been personally affected by the virus and/or those who needed to care for others who had been affected by the virus.

Our culture of safety and wellbeing of our employees is supported by a dedicated team of health and safety professionals.

Across our organization, we demonstrate our strong commitment of safety to our employees with frequent communications and systems that actively engage employees and encourage all employee's input and involvement.  The foundation of the safety program focuses on ensuring that our employees are sufficiently trained to perform their job duties, have properly operating equipment including correct Personal Protective Equipment such as gloves, eyewear and respirators, job hazards are properly identified, mitigated and planned for prior to work commencement, and the entire process is documented to validate and improve performance. All employee time associated with safety preparation and training is fully paid to employees.  Current initiatives include driving safety, job safety planning and job hazard analysis.  Further to our commitment to our employees, we employ a third party occupational medical provider that is available to all employees 24/7 to discuss occupational health concerns. Finally, all of our employees have complete stop work authority and can stop any project or task if there is any concern about a safety issue without any fear of retribution.

Our dedication and commitment to safety have resulted in us again receiving the National Safety Council Award in 2020 in recognition of our excellence in safety across our business.

Compliance with Federal, State/Provincial and Local Laws

Our operations subject us to environmental, health and safety laws and regulations in jurisdictions where we operate, including the United States, Australia and Canada. Such laws and regulations relate to, among other things, the discharge of wastewater, the discharge of hazardous materials into the environment, the handling, storage, use, transport, treatment and disposal of hazardous materials and solid, hazardous and other wastes and workplace health and safety. These laws and regulations impose a variety of requirements and restrictions on some of our operations and the services we provide. The failure by us to comply with these laws and regulations could result in fines, penalties, enforcement actions, third-party claims, damage to property or natural resources and personal injury claims, requirements to investigate or cleanup property or to pay for the costs of investigation or cleanup or regulatory or judicial orders requiring corrective measures, and could negatively impact our reputation with clients.

We are not aware of any pending environmental compliance or remediation matters that, in the opinion of management, are reasonably likely to have a material effect on our business, financial condition, results of operations or prospects.

A portion of our revenue is derived from working with the U.S. federal government. When working with U.S. governmental agencies and entities, we must comply with laws and regulations relating to the formation, administration and performance of contracts. Internationally, we are subject to various government laws and regulations (including the U.S. Foreign Corrupt Practices Act, or FCPA, and similar non-U.S. laws and regulations). To help ensure compliance with these and other laws and regulations, our employees are sometimes required to complete tailored ethics and other compliance training relevant to their position and our operations.

Information About Our Executive Officers

Vijay Manthripragada, 44 – Mr. Manthripragada joined Montrose Environmental as our President in September 2015. In June 2016 Mr. Manthripragada also joined our Board of Directors and, since February 2016, he has served as our President and Chief Executive Officer. Before joining Montrose Environmental, Mr. Manthripragada most recently served as the Chief Executive Officer of PetCareRx, Inc., from 2013 to 2015. Prior to PetCareRx, Mr. Manthripragada was at Goldman Sachs where he held various positions from 2006 to 2013. Mr. Manthripragada received his Master of Business Administration from The Wharton School, University of Pennsylvania and his Bachelor of Science in Biology from Duke University.

Allan Dicks, 48 – Mr. Dicks has been our Chief Financial Officer since August 2016. Before joining Montrose Environmental, Mr. Dicks first served as a consultant interim Chief Financial Officer from February 2015 to April 2015 and then Chief Financial Officer from April 2015 to June 2016 of Convalo Health International, Corp., a public Canadian healthcare company. Prior to that, Mr. Dicks held a number of finance-focused executive positions starting in 2000, including Chief Financial Officer of Universal Services of America, Chief Financial Officer of Moark, LLC, a division of Land O’ Lakes, Inc., Vice President of Finance of White Cap Construction Supply, a division of HD Supply, and first as assistant Corporate Controller and subsequently as a division Chief Financial Officer of Dole Food Company, Inc. Mr. Dicks started his career at PricewaterhouseCoopers where he spent nine years, three of which were in the mergers and acquisitions group. Mr. Dicks received his Bachelor of Commerce and Accounting degrees from the University of the Witwatersrand in South Africa. He is a Chartered Accountant in South Africa and is a Certified Public Accountant (inactive) in the State of California.

Nasym Afsari, 38 – Ms. Afsari has been our General Counsel since November 2014 and our Secretary since August 2015. Before joining Montrose Environmental, Ms. Afsari was an attorney in the corporate practice of Paul Hastings LLP, an international law firm, from September 2007 to October 2014. At Paul Hastings, Ms. Afsari represented a variety of business entities in all aspects of corporate and business law, including domestic and cross-border mergers and acquisitions, venture capital financing, private placements and joint venture transactions. Ms. Afsari earned her Juris Doctorate from the University of California at Los Angeles and a dual Bachelor of Arts degree in Economics and Psychology from the University of California at Berkeley.

Joshua W. LeMaire, 47 – Mr. LeMaire has been our Chief Operating Officer since June 2017, prior to which he was our Vice President, Business Development and Marketing, starting in July 2015. Before Montrose Environmental, from 2011 to 2015, Mr. LeMaire consulted on acquisitions of dental service organizations through his consulting firm, Aries Dental Management Group, LLC and prior to that, Mr. LeMaire was the Vice President, Sales and Marketing at ExamWorks Group, Inc., from 2008 to 2011, where he managed the company’s corporate branding initiative, sales and marketing programs and strategic corporate relationships. Prior to ExamWorks, Mr. LeMaire held several leadership roles at Becker-Parkin Dental Supply Co., including Executive Vice President of Sales and Marketing, Vice President of Full Service Sales and National Sales Manager. Mr. LeMaire also worked as a National Sales Manager at Sky Financial Solutions.

Jose M. Revuelta, 39 – Mr. Revuelta has served as our Chief Strategy Officer since June 2017, prior to which he was our Vice President and served in several other interim executive positions with Montrose Environmental since March 2014. Prior to joining Montrose Environmental, Mr. Revuelta was a Vice President with the Infrastructure and Private Equity business of UBS Global Asset Management, a large scale global investment manager, from 2008 to 2014, where he focused on the energy, utility, transportation and environmental sectors, and a member of the Infrastructure Group in the Investment Banking division of UBS from 2006 to 2008. Mr. Revuelta previously served on the Board of Northern Star Generation. Mr. Revuelta received his Master of Business Administration from the Columbia Business School, Columbia University and a Master of Science/Bachelor of Science in Industrial Engineering from Universidad Pontificia Comillas in Madrid, Spain.

Available Information

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and in accordance therewith, we file reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through the investor relations section of our website, www.montrose-env.com. Reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The information on or that can be accessed through our website is not a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC and the inclusion of our website address is an inactive textual reference only. In addition, the SEC maintains an Internet site that contains our reports, proxy statements and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

Item 1A. Risk Factors.

Summary

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the financial statements and the related notes included in Item 8. “Financial Statements and Supplementary Data,” before making an investment decision. The discussion of these risks is organized by the following sections: Risks Related to Our Limited Operating History, Risks Related to Our Industry and the Broader Economy, Risks Related to Our Acquisition Strategy, Risks Related to the Nature of Our Business, Risks Related to Our Contracts and Revenue Streams, Technology and Privacy Related Risks, Risks Related to Our Indebtedness, Risks Related to Ownership of Our Common Stock, Risks Related to Provisions in Our Charter Documents, and General Risks.  Some of the more significant risks include:

•	our limited operating history;
•	our history of losses and ability to achieve profitability;
•	our ability to promote and develop our brands;
•	general global economic, business and other conditions and the cyclical nature of some of our end markets;
•	the impact of the COVID-19 pandemic;
•	the highly competitive nature of our business;
•	our ability to execute on our acquisition strategy and successfully integrate and realize benefits of our acquisitions;
•	the parts of our business that depend on difficult to predict natural or manmade events;
•	our ability to maintain necessary accreditations and other authorizations;
•	significant environmental governmental regulation;
•	our ability to attract and retain qualified managerial and skilled technical personnel; and
•	our ability to expand our client base.

If any of the risks described below actually occurs, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our common stock could decline, causing you to lose all or part of your investment in our common stock. Additionally, the COVID-19 pandemic may amplify many of the risks discussed below to which we are subject and, given the unpredictable, unprecedented and fluid nature of the pandemic, it may materially and adversely affect us in ways that are not anticipated by or known to us or that we do not consider to present significant risk. Therefore, we are unable to estimate the extent to which the pandemic and its related impacts will adversely affect our business, financial condition and results of operations as well as our stock price.

Risks Related to Our Limited Operating History

Our limited operating history may make it difficult to evaluate our business, which may be unsuccessful.

We have a limited operating history since our inception in 2012. As such, there is limited information on which to base an evaluation of our business and prospects. Our operations are subject to all of the risks inherent in the establishment of a recently formed business. Our success may be limited by expenses, difficulties, complications, problems and delays, including the need for additional financing, uncertainty surrounding our research and development efforts, challenges with the successful commercialization of our services, market and client acceptance of our services, unexpected issues with federal or state regulatory authorities, competition from larger organizations, uncertain intellectual property protection, fluctuations in expenses and dependence on corporate partners and collaborators. Any failure to successfully address these and other risks and uncertainties commonly associated with early stage companies could seriously harm our business and prospects, and we may not succeed given the technological, marketing, strategic and competitive challenges we will face in the sectors in which we operate or may choose to operate in the future. Any evaluation of our business and our prospects must be considered in light of these factors and the other risks and uncertainties frequently encountered by companies in our stage of development. No assurance can be given that we will successfully navigate these issues or implement any of our plans for future growth in a timely or effective manner, including our acquisition strategy, which would negatively impact our business, financial condition and results of operations.

We have a history of losses and may not be able to achieve or sustain profitability in the future.

While we have been able to generate revenues, we may not be able to increase the amount of revenues we generate, and we might incur net losses for some time as we continue to grow. We experienced net losses in each year since inception, including net losses of $57.9 million and $23.6 million for the fiscal years ended December 31, 2020 and 2019, respectively, and we may incur net losses in the future. As of December 31, 2020, we had an accumulated deficit of $122.4 million. It is difficult for us to predict our future results of operations, and we expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, integrate completed acquisitions, make and integrate future acquisitions and invest in research and development. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

We may not be successful in promoting and further developing our brands, which could adversely affect our business.

We have a limited operating history as a company and, as a result, the Montrose Environmental brand is not fully established, although many of the brands we use, including those acquired through our acquisition activity, have a longer and more well-established history. Our industry is highly fragmented and we believe that our future success depends in part on our ability to maintain and further strengthen the Montrose Environmental brand across the diverse range of environmental services that we provide. Strengthening our brand will require significant time, expense and the attention of management, and any success will depend largely on our marketing efforts and ability to provide our clients with high-quality services. If a client is not satisfied with our services, including those of our technical employees, it may be more damaging to our brand and business as compared to that of larger, more established companies. Additionally, to the extent our clients draw regulatory or media scrutiny regarding their environmental impact or other areas where we may provide services to them, we may as a consequence also draw scrutiny. If we fail to successfully maintain and continue to grow the Montrose Environmental brand and our other brands through promotion and other efforts, incur excessive unanticipated expenses in attempting to promote and maintain our brands, or lose clients as a result, our business, financial condition and results of operations may be adversely affected.

Risks Related to Our Industry and the Broader Economy

General global economic, business and other conditions and our vulnerability to the cyclical nature of the sectors and industries in which our clients operate, may adversely affect our business.

We compete in various end markets and geographic regions domestically and around the world. We provide environmental services to clients operating in a number of sectors and industries, including the financial, oil & gas, utilities, construction, automotive, real-estate, midstream energy, manufacturing, commodities, petrochemical, tobacco, food and beverage, telecommunications and engineering industries, as well as local, state, provincial and federal government entities. These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions, regulatory requirements, appropriation levels and changes in client capital spending, particularly during periods of economic or political uncertainty. Important factors for our business and the businesses of our clients include macroeconomic conditions, the overall strength of, and our clients’ confidence in, the economy, industrial and governmental capital spending, governmental fiscal and trading policies, environmental and regulatory policies the strength of the residential and commercial real estate markets, unemployment rates, consumer spending, availability of financing, interest rates, tax rates and changes in tax laws, political conditions, energy and commodity prices and programs such as renewable fuel standard programs and low-carbon fuel standard programs.

While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region, can impact our business and that of our clients. These factors may make it difficult for our clients and us to accurately forecast and plan future business activities; neither we nor our clients can predict the timing, strength or duration of any economic downturn or subsequent recovery. Furthermore, if a significant portion of our clients or projects are concentrated in a specific geographic area or industry, our business may be disproportionately affected by negative trends or economic downturns in those specific geographic areas or industries. These factors may also cause our clients to reduce their capital expenditures, alter the mix of services purchased, seek more favorable prices and other contract terms and otherwise slow their spending on our services. In addition, due to these conditions, many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in contracts that we might not deem acceptable. These conditions and factors may reduce the demand for our services and solutions, and more generally may adversely affect our business, financial condition and results of operations.

The COVID-19 pandemic has adversely affected our business and may continue to do so.

On March 11, 2020, the World Health Organization designated the global outbreak of a new strain of coronavirus, COVID-19, a pandemic. The global and domestic response to the COVID-19 pandemic by both governments and businesses has been unprecedented and continues to rapidly evolve. Responsive measures have included mandates from federal, state, provincial and/or local authorities that restrict movement and travel, such as quarantines and shelter-in-place requirements, and restrict or require closure of some or all commercial and business activity. These measures, though currently temporary in nature and in some cases being lessened or lifted entirely in many geographies, may become more severe and may continue indefinitely depending on the evolution of the outbreak.

Our business has been adversely, and may be materially adversely affected, by the COVID-19 pandemic and the global response. We provide important services to the public’s health, safety, and welfare through a range of services, including air and water quality testing, water treatment, soil remediation, renewable energy generation, environmental response, and COVID-19 response support and therefore most of our business requiring on-site or in-office or laboratory work has been classified as “essential” in most jurisdictions in which we operate. As such, most of our business has remained open and operational thus far. However, there is no guarantee that this classification will not change in the future or that we will not voluntarily limit or cease operations in one or more markets if we believe doing so is necessary or otherwise in our best interests, including for the health and safety of our employees. We have experienced some postponements and cancellations of projects in all of our operating segments as a result of the COVID-19 pandemic. These delays and cancellations adversely affected our results of operations, particularly in the second quarter of 2020, and, if pandemic conditions persist, could impact 2021. We have also had employees who have contracted COVID-19 or were exposed to the virus. These employees were asked to quarantine per Company protocols and have not had a material adverse effect on our operations. The closure of client sites, limitations on our ability to travel to client sites and other disruptions to our operations and the availability of the resources we need to provide our services, including a significant outbreak at certain of our laboratory facilities, could also adversely impact our ability to provide our services and our results of operations. If any of the third parties with whom we work, including our customers and suppliers, are adversely affected by the pandemic, we could similarly be negatively impacted, even if the pandemic is not directly impacting our operations.

The COVID-19 pandemic has adversely affected many industries as well as the economies and financial markets of many countries, causing a significant deceleration of economic activity. This slowdown has reduced production, decreased demand for a broad variety of goods and services, diminished trade levels and led to widespread corporate downsizing, causing a sharp increase in unemployment. We have also seen significant disruption of and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The impact of this outbreak on the United States and world economies is uncertain and, unless the pandemic is contained, these adverse impacts could worsen, impacting all segments of the global economy, and could result in a significant recession or worse, any of which could impact our business.

Considerable uncertainty still surrounds the COVID-19 virus and the new strains identified globally as well as the extent and effectiveness of responses taken on a local, national, and global level, including the roll-out and long-term efficacy of vaccines. While we expect the pandemic and related events will have a negative effect on our business and could accelerate or magnify one or more of the risks described elsewhere in this Annual Report on Form 10-K the full extent and scope of the impact on our business and industry as well as on national, regional and global markets and economies is highly uncertain and cannot be predicted. Accordingly, our ability to conduct our business in the manner and on the timelines previously done or presently planned could be adversely affected. Any of the foregoing risks, or other direct or indirect effects of the COVID-19 pandemic that are not currently foreseeable, could materially and adversely affect our business, financial condition and results of operations.

We engage in a highly competitive business and any failure to effectively compete could have a material adverse effect on us.

The assessment, permitting and response, measurement and analysis and remediation and reuse industries are highly fragmented and competitive. Our primary competitors in these industries include companies that specialize in one or more services similar to those offered by us on a local or regional basis. We also compete with global, national, regional and local firms specializing in testing, environmental engineering and consulting services, remediation services and other services we provide. Some of our primary competitors include, in our Assessment, Permitting and Response segment, the environmental divisions of Exponent, Trinity Consultants and other small businesses, in our Measurement and Analysis segment, the environmental divisions of SGS, Bureau Veritas and Eurofins, Pace Analytical and environmental divisions of large testing companies and other small businesses, and in our Remediation and Reuse segment, the environmental divisions or remediation segments of NV5, Tetratech, AECOM, other large engineering companies and other small businesses. It is also possible that our clients may establish in-house capabilities to perform certain services that we currently provide.

We operate in markets that are characterized by client demand that is often broad in scope but localized in delivery. We compete with companies that may be better positioned to capitalize on highly localized relationships and knowledge that are difficult for us to replicate. Our potential clients may prefer local providers, whether because of existing relationships or local legal restrictions or incentives that favor local businesses. Smaller regional companies may also have lower cost structures with fewer fixed costs. As a result, efforts to expand, whether organically or through acquisition, or support our service network may not improve our ability to penetrate new local markets or expand our footprint in existing markets. New entrants to our key markets could cause us to lose clients and otherwise harm our competitive position.

Competition in our industry is based on many factors, but we believe the principal points of competition in our markets are the quality, range, pricing, technology and availability of services. Maintaining and improving our competitive position will require successful management of these factors, including continued investment by us in research and development, sales, marketing, technology, customer service and support, personnel and our professional networks. Our future growth rate depends upon our ability to compete successfully, which is impacted by a number of factors, including our ability to identify emerging technological trends in our target end markets, develop and maintain a wide range of competitive and appropriately priced services and solutions, defend our market share against competitors, including new and non-traditional competitors, expand into new markets and attract, develop and retain individuals with the requisite technical expertise and understanding of clients’ needs to develop and sell new services.

We may not be successful in maintaining or growing our competitive position for a number of reasons. Some of our competitors may have access to greater financial or other resources than we do, which may afford them greater power, efficiency, financial flexibility, geographical reach or capital resources for growth. In addition, some of our competitors are vertically integrated and can leverage this structure to their advantage. We may fail to identify optimal service or geographic markets, focus our attention in suboptimal service or geographic markets or fail to execute an appropriate business model in certain service or geographic markets. Our competitors may develop new services or technologies that are superior to ours, develop more efficient or effective methods of providing services or adapt more quickly, efficiently or effectively than we do to new technologies. Our competitors may be positioned to provide better service or influence client requirements, or more quickly respond to changing client requirements, and thereby establish stronger relationships with clients. Our competitors may offer their services at lower prices because, among other things, they possess the ability to provide similar services more efficiently, as part of a bundle with other services or generally at a lower cost. These pricing pressures could cause us to lower the price for any one or more of our services to at or below our costs, requiring us to sacrifice margins or incur losses. Alternatively, we may choose to forgo entering certain markets or exit others, which would limit our growth and competitive reach.

Any failure by us to compete or to generally maintain and improve our competitive position could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to develop successful new services or adapt to rapidly changing technology and industry standards or changes to regulatory requirements, our business could be harmed.

The market for our services is characterized by rapid technological change and evolving industry standards and, to a lesser extent, changing regulatory requirements. This constant evolution may reduce the effectiveness of or demand for our services or render them noncompetitive or obsolete. Our continued success and growth depend upon our ability to anticipate these challenges and to innovate by enhancing our existing services and developing and successfully implementing new services to keep pace with the ever-changing and increasingly sophisticated needs of our clients.

New service introductions that are responsive to new technologies and changing industry and regulatory standards can be complex and expensive as they require significant planning, design, development and testing. We may find it difficult or costly to update our services and to develop new services quickly enough to work effectively with new or changed technologies, to keep the pace with evolving industry standards or to meet our clients’ needs. In addition, our industry may be slow to accept new technologies that we develop because of, among other things, existing regulations or standards written specifically for older technologies and general unfamiliarity of clients with new technologies. As a result, any new services that we may develop may not be successful for a number of years, if at all. If we are unable to successfully enhance or update existing services or develop new services to meet these challenges, our business, financial condition and results of operations may be adversely affected.

Risks Related to Our Acquisition Strategy

The success of our business depends, in part, on our ability to execute on our acquisition strategy.

A significant portion of our historical growth has occurred through acquisitions, and we anticipate continued growth through acquisitions in the future. Our growth strategy is primarily dependent on acquiring and integrating the operations of companies in the environmental services industry. Since January 1, 2018, we have acquired 18 companies. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on terms acceptable to us. We also compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. A significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our debt may limit our ability to obtain the necessary capital for acquisitions or otherwise impede our ability to complete an acquisition. Certain proposed acquisitions or dispositions may also trigger a review by the U.S. Department of Justice, or DOJ, and the U.S. Federal Trade Commission, or FTC, under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity. The terms of our Series A-2 preferred stock also restrict our ability to make certain acquisitions without the consent of the holder majority, including acquisitions in excess of $75.0 million. The failure to identify suitable transaction partners and to consummate transactions on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Our acquisition strategy exposes us to significant risks and additional costs.

Acquisitions involve risks that the businesses acquired will not perform as expected and that judgments concerning the value, strengths and weaknesses of acquired businesses will prove wrong. We may not accurately assess the value, strengths, weaknesses or potential profitability of an acquisition target, and our acquisition strategy for a particular business may prove to be unsuccessful or expose us to additional risks. For example, because we recently completed implementing a new enterprise resource planning, or ERP, system, we determined to delay the integration of the CTEH acquisition until 2021, which could lead to duplicative and increased costs and inefficiencies or other problems, including issues with our controls and other accounting systems. We may become liable for certain unforeseen pre-acquisition liabilities of an acquired business, including, among others, tax liabilities, environmental liabilities, contingent consideration and liabilities for employment practices, and these liabilities could be significant. In addition, an acquisition could result in the impairment of client relationships and other acquired assets such as goodwill. We may also incur costs and experience inefficiencies to the extent an acquisition expands the industries, products, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Acquisitions may require that we incur additional debt to finance the transaction, which could be substantial and limit our operating flexibility or, alternatively, acquisitions may require that we issue stock as consideration, which could dilute share ownership. Acquisitions can also involve post-transaction disputes regarding a number of matters, including a purchase price or working capital adjustment, earn-out or other contingent payments, environmental liabilities or other obligations. Our recent growth and our acquisition strategy have placed, and will continue to place, significant demands on our management’s time, which may divert their attention from our day-to-day business operations, and may lead to significant due diligence and other expenses regardless of whether we pursue or consummate any acquisition. We may also not be able to manage our growth through acquisitions due to the number and the diversity of the businesses we have acquired or for other reasons. If any of these risks were to occur, our business, financial condition and results of operations may be adversely affected.

Any inability to successfully integrate our recent or future acquisitions, or realize their anticipated benefits, could have a material adverse effect on us.

Acquisitions have required, and in the future will require, that we integrate into our existing operations separate companies that historically operated independently or as part of another, larger organization, and had different systems, processes and cultures. Acquisitions may require integration of finance and administrative organizations and involve exposure to different legal and regulatory regimes in jurisdictions in which we have not previously operated.

We may not be able to successfully integrate any business we have acquired or may acquire, or may not be able to do so in a timely, efficient or cost-effective manner. Our inability to effectively complete the integration of new businesses on schedule and in an orderly manner could increase costs and lower profits. Risks involved with the successful integration of an acquired business include, but are not limited to:

•	diverting the attention of our management and that of the acquired business;
•	merging or linking different accounting and financial reporting systems and systems of internal controls and, in some instances, implementing new controls and procedures;
•	merging computer, technology and other information networks and systems, including enterprise resource planning systems;
•	assimilating personnel, human resources and other administrative departments and potentially contrasting corporate cultures;
•	integrating our governmental contracting work with similar services provided by acquired companies;
•	incurring or guaranteeing additional indebtedness;
•	disrupting relationships with or losses of key clients and suppliers of our business or the acquired business;
•	interfering with, or loss of momentum in, our ongoing business or that of the acquired company;
•	failure to retain our key personnel or that of the acquired company; and
•	delays or cost-overruns in the integration process.

Our inability to manage our growth through acquisitions, including the integration process, and to realize the anticipated benefits of an acquisition could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the Nature of Our Business

Parts of our business may depend on certain natural or manmade events which are impossible to predict, and our revenue and customer concentration resulting from these businesses may fluctuate significantly based on the frequency and scale of these events.

Certain of our businesses depend on specific environmental circumstances, including both naturally occurring and manmade events. Our Assessment, Permitting and Response segment, in particular, which includes the operations of CTEH, engages in response activities following an environmental incident or a natural disaster. There is no way for us to predict the occurrence of these events, nor the significance, duration or outcome of the events. As a result, this segment may experience revenues one year that are not indicative of future results due to the occurrence of an incident that was neither typical nor predictable. The volatile nature of our environmental emergency response business, and its dependency on factors beyond our control, makes it difficult to predict its potential profitability or success. Any extended period without these types of events or other downturn in activity for these business lines may negatively impact our business, financial condition and results of operations.

In addition, as a result of the nature of these services, our Assessment, Permitting and Response segment may at times experience higher customer concentration levels based on the severity, duration and outcome of environmental emergencies (e.g. those caused by natural disasters and industrial accidents) for which we provide response services. For example, for the fiscal year ended December 31, 2020, 58% of CTEH’s revenues were attributable to just three customers, each of whom engaged CTEH in connection with either a significant environmental accident or COVID-19 related support. We cannot predict from period to period whether we will experience risks associated with high customer concentration, including the inability of such customers to pay for our services, and such concentration could have a material adverse effect on our business, financial condition and results of operations.

We may work on high profile projects, and any negative publicity or perceived failures of those projects, or litigation resulting from such projects, could damage our reputation and harm our operating results.

We may be engaged on high profile projects that garner public attention and scrutiny, particularly with respect to the emergency response division of the CTEH business. This division of the CTEH business conducts environmental sampling, among other services, in emergency situations and natural disasters, many of which are widely covered by the press and in the public eye, such as implementing a disinfection plan and overseeing the implementation of the plan for a contaminated international cruise ship in the early stages of the COVID-19 outbreak, the Intercontinental Terminals Co, or ITC, fires in 2019 and Hurricane Harvey in 2017. Any mishandling of these situations, even if not our own, could lead to negative publicity. The negative publicity may be attributed to our business and services at no fault of our own other than our association with the project. Our involvement with these high profile projects exposes us to the risk of reputational damage which may have a material adverse effect on our business, financial condition and results of operations. In addition, such high profile projects often lead to an enhanced risk of litigation, and we may be brought into such litigation regardless of our role in the project. Any such litigation proceedings are inherently costly and uncertain, and could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to maintain or expand our accreditation and other authorizations, which may adversely affect our ability to provide our services.

A significant part of our business is subject to obtaining and maintaining accreditations, approvals, licensing permits, delegated authority, official recognition and general authorizations at the federal, state, provincial and local level, including in some instances accreditations and licenses for individual professionals. A major risk inherent in our operations is the need to obtain and renew these authorizations. Our operations are also subject to inspection and regulation by various governmental agencies, including the Occupational Safety and Health Administration and equivalent state, provincial and local agencies, as well as their counterparts in the various foreign jurisdictions in which we operate. These authorizations are issued by public authorities or professional organizations following application processes, reviews and investigations which are often long and complex, at times resulting in delays in our ability to bid on and execute certain projects. These authorization requirements can also be costly or difficult to meet, and often vary from jurisdiction to jurisdiction, meaning our capacity to obtain such authorizations could affect our ability to provide services in certain regions, states, provinces or localities. Certain authorizations are granted for limited periods of time and are subject to periodic renewal, requiring us to go through similar processes on multiple occasions, which necessitates that we utilize additional financial and operational resources. Authorizations or the requirements to obtain an authorization may also change without notice and we may not be able to comply with the revised or new requirements to maintain one or more of these authorizations.

Although we closely monitor the quality of services performed under our various authorizations, as well as the need to obtain any new authorizations and the renewal and maintenance of our existing portfolio of authorizations, any failure to meet the applicable requirements, whether actual or perceived, could cause us to lose, either temporarily or permanently, one or more of our authorizations. A public authority or professional organization that has granted us one or more authorizations may also decide unilaterally to withdraw such authorizations. Further, we may not be able to obtain or renew the required authorizations for businesses we acquire in the future, or for an organic expansion we wish to pursue, and the failure to obtain these authorizations could limit the opportunity to expand our business.

If we fail to secure or maintain any such authorizations, or if the relevant bodies place burdensome restrictions or limitations on our ability to obtain or maintain the necessary authorizations, we may not be able to operate in one or more jurisdictions and our business, financial condition and results of operations may be materially adversely affected as a result.

Our clients are subject to significant governmental regulation with respect to the environment and any changes to these laws and regulations could have a material adverse effect on our business.

As a company involved in the provision of environmental services, our clients operate in a heavily regulated environment. Our clients are subject to federal, state, provincial and local laws and regulations, including laws and regulations relating to, among other things, air emissions, the release or discharge of materials into the environment and the management, use, generation, treatment, processing, handling, storage, transport or disposal of hazardous wastes and materials. In addition, because of the site-specific nature of our services, the laws and regulations to which we are subject may vary from one state, province or region to another, sometimes substantially. We and our clients are also required to obtain various government approvals, certificates, permits and licenses in order to conduct our respective businesses, which may require making significant capital, operating and maintenance expenditures to comply with applicable laws and regulations.

Any future changes to laws and regulations, including changes to permit requirements, applicable to our clients could have a material impact on their businesses and their service needs. If the needs of our clients change, we may be required to incur significant capital and operating expenditures to shift the environmental services we provide in order to address such needs. If we are unable to address the changing needs of our clients in a timely manner, or at all, demand for our services may decrease, which would have a material adverse effect on our financial condition, results of operations and liquidity.

Our future growth and performance are dependent in part on the impact and timing of potential new laws and regulations, as well as potential changes to existing laws and regulations, including the potential impact of environmental policies of the current presidential administration in the United States or other executives in the foreign countries in which we operate. If stricter laws or regulations are delayed or are not enacted, are enacted with prolonged phase-in periods, or not enforced, if existing laws and regulations are repealed or amended to be less strict or if a generally less restrictive regulatory framework develops, demand for our services may be reduced. Conversely, the strengthening or enforcement of regulations may also create operating conditions that limit our business areas or more generally slow our development. In extreme cases, such changes in the regulatory environment could lead us to exit certain markets.

Rapid and/or important changes in current regulations may in the future have a significant adverse effect on our business, financial position and results of operations. Federal and state, provincial legislatures may review and consider legislation that could impact our business and our industry. For example, in response to Presidential Executive Order 13777, calling on each federal agency to establish a regulatory reform task force to evaluate existing rules and recommend repeal, replacement or modification to reduce regulatory burdens, the U.S. Environmental Protection Agency, or the EPA, established a task force and initiated reviews in several program areas. Any repeal of regulations or lack of enforcement of existing regulations stemming from these task forces could impact our future growth. Such legislation or enforcement policies may intensify competition in the markets that we serve, impact demand for some or all of our services or require us to develop new or modified services in order to meet the needs of and compete effectively in the marketplace. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

If we fail to attract and retain qualified management and skilled technical personnel, our business may be adversely affected.

Our long-term success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. We rely on knowledgeable, experienced and skilled technical personnel, particularly engineers, analysts, technicians, scientists, policy experts and service personnel to provide environmental services in stringent regulatory markets. Certain of our employees, including our senior management and the key employees of the various businesses we have acquired, have exceptionally strong knowledge of our businesses, sectors and clients. Their departure could lead to the loss of know-how and information of value to us, and their departure could pose a risk to key client relationships. Our continued growth will also depend upon our ability to attract and retain additional skilled management and other key employees, including skilled technical personnel in new markets, whether organically or through acquisitions. For certain of our businesses, there may be a limited number of qualified people to fulfill roles in such businesses. The loss of the services of one or more members of our management team or of qualified employees and other key personnel, or the inability to identify, hire and retain the key personnel that may be necessary to grow our business, could have a material adverse effect on our business, financial condition and results of operations.

Safety-related issues could adversely impact our business.

We often work on complex projects, sometimes in geographically remote locations and in challenging environments. These sites often put our employees and others in close proximity with chemical, manufacturing, construction and other dangerous processes and highly regulated materials. In addition, our employees sometimes handle hazardous materials, including pressurized gases or concentrated toxins and other highly regulated materials, which, if improperly handled, could subject us to civil and/or criminal liabilities. If we fail to implement proper safety procedures or if the procedures we implement are ineffective, or if others working at the site fail to implement and follow appropriate safety procedures, our employees and others may become injured, disabled or even lose their lives, the completion or commencement of our projects may be delayed and we may be exposed to litigation or investigations. Unsafe work sites also have the potential to increase employee turnover, increase project costs, damage our reputation and brand and raise our operating and insurance costs. Any of the foregoing could result in, among other things, financial losses or reputational harm, which could have a material adverse effect on our business, financial condition and results of operations.

We are responsible for the training and safety of our employees at work, and, on occasion, we take on expanded site safety responsibilities, which subjects us to regulations dealing with occupational health and safety. Although we implement what we believe to be appropriate health, safety and environmental work procedures throughout our organization, including hazardous sites, we cannot guarantee the safety of our personnel and others for whom we may be responsible. If our employees or others become injured, if we fail to implement appropriate training and health and safety procedures, or if we fail to comply with applicable regulations, among other things, we may be subject to claims, investigations or litigation or required to pay penalties or fines, and our business, financial condition and results of operations could be harmed.

Our safety record is critical to our reputation. Many of our clients require that we meet certain safety criteria to be eligible to bid for contracts or perform on-site services. If our safety record is not within the levels required by our clients, or compares unfavorably to our competitors, we could lose business, incur significant costs or reputational damage, be prevented from working at certain facilities or suffer other adverse consequences. Additionally, we may incur costs to defend our position even if we do not believe we have any liability for a release of or exposure to a hazardous substance or waste or other environmental damage. Any of the foregoing could, among other things, negatively affect our profitability or cause us to lose one or more projects or clients, or otherwise could have a material adverse impact on our business, financial condition and results of operations.

The business of CTEH places its employees in dangerous situations which may present serious and enhanced safety issues that could adversely affect our business.

The CTEH business is focused on assisting companies, governments and communities with responses to and recovery from environmental emergencies and in response to the COVID-19 pandemic. A significant portion of CTEH’s employees work in emergency situations that pose threats to the environment and surrounding communities. Danger of injury or death is inherent in this role, despite safety precautions, training and compliance with federal, state and local health and safety regulations. These employees and any subcontractors we use for such projects are at an enhanced risk of workplace-related injuries given the dangers of their workplace environment. Oftentimes, the risks of the emergency situations are not yet known, and there is no way to predict the magnitude of the danger. While we have insurance coverage in place that we believe is reasonable in addition to policies and procedures designed to minimize these risks, including stringent training, we may nonetheless be unable to avoid material liabilities for an injury or death arising out of these emergency-related hazards. In light of the potential cost and uncertainty involved in litigation, we may settle matters even when we believe we have a meritorious defense. Litigation and its related costs, as well as the damage to our reputation should any employee or subcontractor injury or death occur during these emergency situations, could have a material adverse effect on our business, financial condition and results of operations.

Allegations regarding whether we have complied with professional standards, duties and statutory obligations or our failure to provide accurate results may have an adverse effect on our business.

Our services typically involve difficult analytical assignments and carry risks of professional and other similar liabilities, both directly and through the actions of our testing personnel. In delivering our measurement and analytics services, we provide reports regarding emissions and other testing results to our clients who rely on the accuracy of the data that we gather or analyze on their behalf. Similarly, in delivering our remediation and reuse services, we provide environmental engineering solutions which our clients rely on to design and implement major projects. We take our professional responsibilities very seriously in light of this reliance and the fact that many of our engagements involve matters that could have a significant impact on a client’s business, create substantial financial obligations for the client or prevent the client from pursuing desirable business opportunities. Notwithstanding the fact that our professionals maintain credentials and we perform our services based on our professional expertise and these professional credentials, we face exposure to a variety of claims, ranging from alleged or actual breaches of applicable professional standards, duties and statutory obligations to allegedly inaccurate data and/or faulty analysis.

In certain instances, in performing our services, we may rely on our interpretation of reports or data prepared or gathered by third parties. If such information is not properly prepared or gathered, or is not accurate or complete, we may become subject to claims or litigation, regardless of whether we had any responsibility for the error. The CTEH business is often responsible for the presentation of plans and advice in emergency situations, including natural disasters and manmade accidents. While the CTEH employees are not responsible for the ultimate approval of such plans, the failure or minimized success of a plan could expose us to potential litigation and damage to our reputation. Further, claims that we performed negligently, disclosed client confidential information, infringed on intellectual property, falsified data, are required to withdraw due to an apparent or actual conflict, or otherwise breached our obligations to a client, including as a result of actions of our employees, could expose us to significant liabilities to our clients and other third parties and tarnish our brand and reputation.

A client who is dissatisfied with our performance could threaten or bring litigation on the basis of our failure to perform our professional duties in order to recover damages or to contest its obligation to pay our fees, even if our results were accurate or our services were otherwise performed without issue. If the results or design we provided do turn out to be errant or we otherwise fail to meet our contractual obligations, because some of the agreements that we have in place with clients require us to indemnify them for losses that they suffer as a result of errors and omissions or negligence by us, we may be subject to legal liability or required to pay significant damages, and the client relationship could be harmed. Our contracts typically include provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. Further, we maintain professional liability insurance and such other coverage as we believe appropriate based on our experience to date, this coverage may prove insufficient. Regardless of any contractual provision or insurance, any client claims could have an adverse effect on our business, financial condition and results of operations.

We own an aircraft used to transport employees to project sites which could expose us to risks associated with air travel and aircraft ownership and maintenance.

Through our acquisition of CTEH, we acquired an airplane that we use for transportation of employees. There are inherent risks associated with air travel, including aviation accidents due to weather, technical malfunctions or human error. While we will strive to comply with all safety regulations and ensure the aircraft undergoes necessary and adequate maintenance, accidents or incidents may occur while the aircraft is transporting employees. An accident or incident involving our aircraft could result in significant claims of injured employees and others, as well as repair or replacement of the damaged aircraft and its consequential loss from service. In the event of an accident, our liability insurance may not be adequate to offset our exposure to potential claims and we may be forced to bear losses from the accident. Additionally, the success of the CTEH business depends on its employees, and an aviation accident or incident that results in the serious injury or death of those employees could have a material adverse effect on the business.

Product offerings subject us to risks that could adversely affect our business.

Certain of our environmental solutions include product offerings, including those offered by ECT2. We have a limited history in offering products as compared to services, and this expansion subjects us to new and different risks generally associated with offering products manufactured by third parties, including but not limited to:

•

production difficulties of third-party manufacturers, including problems involving changes in their production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel;

•	failure to establish or maintain supplier relationships;
•	supply chain issues of third-party manufacturers and the failure of suppliers to produce components to specification or supply us with a sufficient amount or adequate quality of materials;
•	increases in the cost of raw materials, components or the overall cost of production passed to us;
•	failure to adequately design new or improved products or respond to changing regulatory requirements;
•	use of defective materials or workmanship in the manufacturing process;
•	improper use of our products;
•	failure to satisfy any warranty or performance guarantee;
•	product liability claims; and
•	lack of market acceptance, delays in product development and failure of products to operate properly.

Under any of these circumstances, demand may suffer, we may incur substantial expense to remedy the problem and may be required to obtain replacement products. If we fail to remedy any such problem in a timely manner, we risk the loss of revenue resulting from the inability to sell those products and related increased costs. If product defects or other issues are not discovered until after such products are purchased by our clients, our clients could lose confidence in our products and our brand and reputation may be negatively impacted. Any failure to successfully respond to the foregoing risks or any others that we may not appreciate as a result of our limited history of production could have material adverse effect on our business, financial condition and results of operations.

Our operations are subject to environmental laws and regulations and any liabilities may have a material adverse effect on our business.

We are in regular contact with waste, biogas, chemicals and other hazardous materials in the ordinary course of providing services to our clients. We also operate a number of O&M client sites. As a result, our business is subject to numerous U.S. and international laws and regulations relating to the protection of the environment. For example, we must comply with a number of U.S. federal and state laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. As an operator of client O&M facilities, if there is a spill of a hazardous substance or other contamination event at one of these sites, under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or CERCLA, and comparable state, provincial and local laws, we may be required to investigate, mitigate and remediate any contamination, including addressing natural resource damage, compensating for human exposure or property damage and installing costly pollution control equipment. CERCLA and comparable state, provincial and local laws typically impose strict, joint and several liabilities without regard to whether an entity knew of or caused the release of hazardous substances. Other environmental laws affecting our business include, but are not limited to, the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, Resource Conversation and Recovery Act, National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Federal Mine Safety and Health Act of 1977, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar international laws relating to environmental protection. Liabilities related to contamination or violations of these laws and regulations could result in material costs to us, including clean-up costs, fines, civil or criminal sanctions and third-party claims for property damage or personal injury, any of which could have a material adverse effect on our business, financial condition and results of operations.

Seasonality of demand for certain of our services and weather conditions and other factors outside our control may adversely affect, or cause volatility in, our financial results.

We experience seasonal demand with respect to certain of the services we provide, as demand for those services can follow weather trends. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, rainfall and droughts. In addition, we may experience earnings volatility as a result of the timing of large contract wins and the timing of large emergency response projects following an incident or natural disaster due to the unpredictable nature thereof. Further, we have generated meaningful revenues related to COVID-19 response work and, if the pandemic is contained or subsides, we may not be able to replace these revenue streams in future periods. Our business, financial condition and results of operations could be materially and adversely affected by severe weather, natural disasters or environmental factors. Furthermore, our ability to deliver services on time to our clients can be significantly impeded by such conditions and events.

Our business could be disrupted by catastrophic events.

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war or terrorist attack, could result in lengthy interruptions in our services. Our insurance coverage may not compensate us for losses that may occur in the wake of such events. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our services could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver services to our clients would be impaired or we could lose critical data. If we are unable to develop or, in the event of a disaster or emergency, successfully execute on, adequate plans to ensure that our business functions continue to operate during and after a disaster, our business, results of operations, financial condition and reputation would be harmed.

Risks Related to Our Contracts and Revenue Streams

We may not be successful in expanding our client base or the services we provide to existing clients, which could adversely affect our business.

Our success and the planned growth and expansion of our business depends on our ability to expand into new markets and further penetrate existing markets. Our ability to expand is to a large extent contingent on our services and solutions achieving greater and broader acceptance, resulting in a larger client base, a broader array of prospective clients and expanded services provided to existing clients. However, demand for our services is uncertain, and there can be no assurance that clients will purchase our offerings, or that we will be able to continually expand our client base within existing geographies or into new geographies, whether we expand organically or through acquisition. Expanding our client base is also subject to external factors, many of which are beyond our control, including the overall demand for the services we offer, the actions of our competitors and the finite number of prospective clients in a given market. We cannot provide any assurances regarding our immediate or long-term growth rates in any geographic market or segment, or if we will grow at all. If we are unable to effectively market or expand our offerings to new clients or cross-market our services to existing clients, we may be unable to grow our business or implement our business strategy. Any of the above could materially impair our ability to increase sales and revenue and have a material adverse effect on our business, financial condition and results of operations.

We generally do not have formal long-term agreements with our clients and attempts by clients to change the terms of or terminate their relationships with us may have a negative impact on our business.

Our operations depend upon our relationships with our clients. Our clients are companies operating in a number of sectors and industries, including the financial, oil & gas, utilities, construction, automotive, real-estate, midstream energy, manufacturing, commodities, petrochemical, tobacco, food and beverage, telecommunications and engineering industries, as well as local, state, provincial and federal government entities. As is customary in our industry, we do not always enter into formal written agreements with our clients, and to the extent we do, such agreements do not generally restrict our clients from altering the terms of the relationship. These arrangements allow clients to attempt to seek concessions, introduce unfavorable terms or limit the services and solutions that we provide to them before a project is finished or as a condition to continued or increased business. The arrangements also generally allow a client to terminate or to decide not to renew their contracts or purchase orders with little or no advanced notice to us. A loss of one or more clients, a meaningful reduction in their purchases from us or an adverse change in the terms on which we provide our services and solutions could have a material adverse effect on our business, financial condition and results of operations.

Public clients involve unique policy, contract and performance risks, and we may face challenges to our government contracts or our eligibility to serve government clients, any of which could materially adversely impact our business.

We derive, and expect to continue to derive in the future, revenues from federal, state, provincial or local government clients, which accounted for approximately 14% of our revenues for the fiscal year ended December 31, 2020. Sales to governments and related entities present risks in addition to those involved in sales to many of our other clients, including policy-related risks such as potential disruption due to appropriation and spending patterns, delays in the adoption of new technologies due to political, fiscal or bureaucratic processes, delays in approving budgets and the government’s right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, also directly and indirectly affect policies relating to the quantity and allocation of expenditures by government clients. In addition, government contracts may involve long purchase and payment cycles, competitive bidding requirements, qualification requirements, delays or changes in agreed-to funding, budgetary constraints, political agendas, extensive specification development and price negotiations, milestone requirements and the potential unenforceability of limitations on liability or other contractual provisions, any of which may create price pressure and reduce our margins. As a result, we could experience a material adverse effect on our business, financial condition and results of operations.

Each government entity also maintains its own rules and regulations with which we must comply and which can vary significantly among clients. We face risks associated with the failure to comply with such rules and regulations such as bid protests, in which our competitors could challenge the contracts we have obtained, or suspension, debarment or similar ineligibility from serving government clients. Challenges to our current or future government contracts or to our eligibility to serve government clients could result in a loss of government sales and have a material adverse effect on our business, financial condition and results of operations.

Our contracts with federal, state, provincial and local governments may be terminated or adversely modified prior to completion, which could adversely affect our business.

Government contracts generally contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including provisions permitting the government to:

•	terminate our existing contracts;
•	reduce potential future revenues from our existing contracts;
•	modify some of the terms and conditions in our existing contracts;
•	suspend or permanently prohibit us from doing business with the government or with any specific government agency;
•	impose fines and penalties;
•	subject us to criminal prosecution or debarment;
•

subject the award of some contracts to protest or challenge by competitors, which may require the contracting agency or department to suspend our performance pending the outcome of the protest or challenge and which may also require the government to solicit new bids for the contract or result in the termination, reduction or modification of the awarded contract;

•	suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by the relevant governmental authority; and
•	decline to exercise an option to extend an existing multiple year contract.

Governmental authorities may terminate contracts with us either for convenience (for instance, due to a change in perceived needs or a desire to consolidate work under another contract) or if we default by failing to perform under the contract. Upon a termination for convenience, we are generally able to recover the purchase price for delivered items and reimbursement of allowable work-in-process costs. If a governmental authority terminates a contract with us based upon our default, we generally would be denied any recovery for undelivered work, and instead may be liable for excess costs incurred by the government in procuring undelivered work. The exercise by any governmental entity of one or more of these rights under its agreements with us could have a material adverse effect on our business, financial condition and results of operations.

Technology and Privacy Related Risks

The failure of our new enterprise resource planning system to operate effectively and as planned could adversely impact our business and results of operations.

We recently completed implementing a new ERP system to handle the business and financial processes within our operations and corporate functions. An ERP system is a system of integrated applications used to manage our business and automate many functions related to financial reporting, human resources and other services. ERP implementations and transitions are complex and time-consuming projects that require transformations of business and finance processes, and any such transformations involve risks inherent in conversion to a new system. These risks include loss of information, the compromise of data integrity and control systems and the potential disruption to our normal business operations and financial reporting processes. The transition to the new ERP system and its failure to operate as designed following implementation could cause periodic or prolonged disruption to our financial functions, require periodic and other unplanned upgrades or updates, or create other unanticipated problems that are outside of our control. Additionally, if the ERP does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected and our ability to assess those controls adequately could be delayed. We also may need to hire consultants or additional personnel to help resolve any of these or other unforeseen issues. If we experience interruptions in service or operational difficulties as a result of the implementation, if we are unable to effectively manage our business following the implementation of the ERP system, or if we are unable to efficiently and effectively integrate the CTEH business into the new ERP system, our business, financial condition and results of operations could be harmed.

Laws and regulations regarding the handling of client confidential data and information may have a negative impact on our business.

Certain aspects of our business rely on the processing of our clients’ confidential data in a number of jurisdictions and the movement of data across borders. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer and security of this information continue to evolve, and regulatory scrutiny in this area is increasing. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently in different jurisdictions and may create inconsistent or conflicting requirements. Although we have procedures and systems in place to address applicable legal and regulatory requirements for those aspects of our business impacted by these laws, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase, and we could be subject to such activity. The enactment of more restrictive laws, rules, regulations or future enforcement actions or investigations could increase costs or restrictions on certain of our businesses, and noncompliance with existing or future laws could have a material adverse effect on our business, financial condition and results of operations.

A failure in or breach of our networks or systems, including as a result of cyber-attacks, could have a material adverse effect on our business.

Our cybersecurity and processing systems, as well as those of our third-party service providers, newly acquired companies that have not yet been integrated and those of our clients which we periodically manage may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, internal design, manual or usage errors, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. These systems may also be damaged, disrupted or fail entirely as a result of computer viruses or other malicious codes, social-engineering schemes, unauthorized access attempts and cyber-attacks that include phishing-attacks, denial-of-service attacks, ransomware, malware and hacking. While our systems and those of third parties with whom we do business have been, and will likely continue to be, subject to these types of malicious attacks, to our knowledge, to date there has not been a material breach of our systems and no attack on our systems has had a direct, material impact on us or our business. We cannot, however, predict the extent and severity of any future attacks that may occur.

Any of these numerous and evolving cybersecurity threats, particularly on internet applications, could compromise the confidentiality, availability and integrity of data in our systems or that on the systems of our clients which we are periodically responsible for managing. We believe our possession of confidential client information may put us at a greater risk of being targeted. In addition, we manage and operate supervisory control and data acquisition systems at a number of operations and maintenance, or O&M, client facilities, including water and biogas facilities, and a cyber-attack or other system failure could cause the facility to be shutdown, which could create regulatory compliance issues, cause a contamination event or have other adverse consequences for which we could have liability. The security measures and procedures we, our clients and third-party service providers have in place to protect sensitive data and other information may not be successful or sufficient to counter all data breaches, cyber-attacks or system failures. Although we devote what we believe to be appropriate resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent these threats.

Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.

Risks Related to Our Indebtedness

Our current indebtedness, and any future indebtedness we may incur, may limit our operational and financing flexibility and negatively impact our business.

Our Unitranche Credit Agreement provides for a $225.0 million credit facility comprised of a $175.0 million term loan and $50.0 million revolving credit facility. As of December 31, 2020, the aggregate principal amount of our debt under the credit facility was approximately $173.9 million, all of which was outstanding under the term loan. Additionally, we may borrow additional funds under this credit facility and increase the borrowing capacity of the term loan thereunder by up to $100.0 million, each as described in greater detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” or enter into new borrowing arrangements. We also may incur significant indebtedness in the future to continue to support our organic and acquisition-related growth.

Our existing and any future indebtedness could have important consequences, including:

•	making it more difficult for us to make payments on our existing indebtedness;
•	increasing our vulnerability to general economic and industry conditions;
•

requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates on our borrowings under our credit facility, which is at variable rates of interest;
•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and
•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Our ability to make payments on debt, to repay existing or future indebtedness when due, to fund operations and significant planned capital expenditures and to support our acquisition strategy will depend on our ability to generate cash in the future. Our ability to produce cash from operations is, and will be, subject to a number of risks, including those described in “—Risks Related to Our Business and Industry” and elsewhere in this Annual Report on Form 10-K. Our financial condition, including our ability to make payments on our debt, is also subject to external factors such as interest rates, the level of lending activity in the credit markets and other external industry-specific and more general external factors, including those described in “—Risks Related to Our Business and Industry” and elsewhere in this Annual Report on Form 10-K.

We may not be able to borrow additional financing or to refinance our credit facility or other indebtedness we may incur in the future, if required, on commercially reasonable terms, if at all. In addition, our ability to borrow under our credit facility is subject to significant conditions, as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Despite our current level of indebtedness, we may incur more debt.

We may be able to incur significant additional indebtedness in the future. For example, we may incur additional indebtedness in connection with future acquisitions. Although our credit facility and our Series A-2 preferred stock contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. Further, as of December 31, 2020, our credit facility provided for an aggregate unused commitment of $50.0 million (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations). The credit facility also allows us to increase the aggregate borrowings thereunder by up to $100.0 million. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness, and to fund planned capital expenditures, future acquisitions and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which we may be subject. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures and future acquisitions, we must continue to execute on our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or execution of our acquisition strategy, seek additional capital, sell assets or refinance all or a portion of our indebtedness on or before maturity, any of which could materially and adversely affect our future revenue prospects.

Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our existing or future debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our credit facility and our Series A-2 preferred stock restrict our ability to consummate or use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair. Any proceeds that we receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

Our credit facility restricts our ability to engage in some business and financial transactions.

Our credit facility contains a number of covenants that among other things, limit our ability to:

•	incur additional indebtedness or guarantees;
•	create liens on assets;
•	enter into sale and leaseback transactions;

•	engage in mergers or consolidations;
•	pay dividends and make distributions and other restricted payments;
•	make certain investments, loans or advances;
•	repay subordinated indebtedness;
•	make certain acquisitions;
•	engage in certain transactions with affiliates;
•	change our lines of business;
•	restrict distributions by our restricted subsidiaries;
•	amend or otherwise modify organizational documents or certain debt agreements; and
•	manage cash and other assets in our deposit accounts and securities accounts.

In addition, our credit facility contains certain financial covenants that, among other things, require us not to exceed specified total debt leverage ratios and to maintain a fixed charge coverage ratio. Among other things, we may not be able to borrow money under our credit facility if we are unable to comply with the financial and other covenants included therein. Our credit facility also contains certain customary representations and warranties, affirmative covenants and events of default (including, among other things, an event of default upon a change of control). If an event of default occurs, our lenders will be entitled to take various actions, including the acceleration of amounts due under our credit facility and all actions permitted to be taken by a secured creditor.

Any future debt that we incur may contain additional and more restrictive negative covenants and financial maintenance covenants. These restrictions could limit our ability to obtain debt financing, repurchase stock, pay dividends, refinance or pay principal on our outstanding debt, complete acquisitions for cash or debt or react to changes in our operating environment or the economy.

Our failure to comply with obligations under our credit facility or the agreements governing any future indebtedness may result in an event of default under the applicable agreement. A default, if not cured or waived, may permit acceleration of some or all of our other indebtedness and trigger other termination and similar rights under other contracts. We cannot be certain that we will be able to remedy any defaults and, if our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, any of which could have a material adverse effect on our business, financial condition and results of operations.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained.

Although our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “MEG,” there is a very limited trading history and an active trading market for our common stock may not be sustained. Accordingly, no assurance can be given as to the following:

•	the likelihood that an active trading market for our common stock will be sustained;
•	the liquidity of any such market;
•	the ability of our stockholders to sell their shares of common stock; or
•	the price that our stockholders may obtain for their common stock.

If an active market for our common stock with meaningful trading volume is not maintained, the market price of our common stock may decline materially and you may not be able to sell your shares at prices equal to or greater than the price you paid for the shares.

The trading price of our common stock has been and may continue to be volatile and could decline substantially.

Since our initial public offering in July 2020, the market price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. Some of the factors that could negatively affect the market price of our common stock or result in significant fluctuations in price, regardless of our actual operating performance, include:

•	actual or anticipated variations in our quarterly operating results;
•	changes in market valuations of similar companies;
•	changes in the markets in which we operate;
•	additions or departures of key personnel;
•	actions by stockholders, including sales of large blocks of our common stock;
•	speculation in the press or investment community;
•	short selling of our common stock or related derivative securities or hedging activities;
•	general market, economic and political conditions, including an economic slowdown;
•	changes in interest rates;
•	our operating performance and the performance of other similar companies;
•	our ability to accurately project future results and our ability to achieve those or meet the expectations of other industry and analyst forecasts; and
•	new legislation or other regulatory developments that adversely affect us, our markets or our industry.

The trading market for our common stock is also influenced in part by the research and other reports that industry or securities analysts may publish about us or our business or industry. If one or more analysts downgrade our stock, issue other unfavorable commentary about us or our industry or inaccurate research, or cease coverage or fail to regularly publish reports on us, our stock price and trading volume could decline.

Furthermore, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry, and often occurs without regard to the operating performance of the affected companies. Therefore, factors that have little or nothing to do with us could cause the price of our common stock to fluctuate, and these fluctuations or any fluctuations related to our company could cause the market price of our common stock to decline materially.

We are an emerging growth company, and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have chosen to “opt in” to this extended transition period for complying with new or revised accounting standards and, as a result, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised standards on a non-delayed basis.

We will cease to be an emerging growth company upon the earliest of: (i) December 31, 2025, the end of the fiscal year following the fifth anniversary of our IPO; (ii) the last day of the fiscal year during which our total annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We have no present intention to pay dividends on our common stock.

We have no present intention to pay dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our credit facility, the terms of our Series A-2 preferred stock, agreements governing any other indebtedness we may enter into and other factors that our board of directors deems relevant. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.

Oaktree may have conflicts of interest with other stockholders.

OCM Montrose II Holdings, L.P., an affiliate of Oaktree Capital Management, L.P., or collectively, Oaktree, is the holder of all issued and outstanding shares of our Series A-2 preferred stock. Oaktree is in the business of making investments in companies and, notwithstanding its ownership of our preferred stock and that it has a representative on our board of directors, Oaktree may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Oaktree may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In recognition that representatives of Oaktree and its affiliated entities and funds may serve as members of our board of directors, our amended and restated certificate of incorporation provides, among other things, that none of Oaktree, its affiliates or any of its representatives (including a representative who may serve on our board of directors) has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. Oaktree also has a right of first offer with respect to its pro rata portion of any new securities we may issue, excluding any shares to be issued by us in certain specified circumstances. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Oaktree to itself or one of its other affiliates. See “Corporate Opportunities” in the Description of Securities exhibit filed as exhibit 4.2 to this Annual Report on Form 10-K.

Future sales of our common stock in the public market could cause our stock price to fall.

Shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act of 1933, as amended, or the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. However, pursuant to the terms of an Investor Rights Agreement, Messrs. Perlman and Price, Oaktree, and certain other stockholders have the right to demand that we register their shares under the Securities Act as well as the right to include their shares in any registration statement that we file with the SEC, subject to certain exceptions. Approximately 2.5 million shares of common stock are held by affiliates and entitled to these registration rights. Oaktree also holds all outstanding shares of our Series A-2 stock, which may be converted into shares of common stock in the future and would also receive the benefit of these registration rights.  See Note 17 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Any registration of these or other shares would enable those shares to be sold in the public market, subject to certain restrictions in the Investor Rights Agreement. Any sale by Messrs. Perlman and Price, Oaktree or other stockholders or any perception in the public markets that such a transaction may occur could cause the market price of our common stock to decline materially.

We have also registered the shares available under our Amended and Restated 2017 Stock Incentive Plan and outstanding awards issued under this plan and our prior stock option plan. Subject to the terms of the awards pursuant to which these shares have been or may be granted, and except for shares held by affiliates who will be subject to the resale restrictions described above, the shares issuable pursuant to awards granted under our stock incentive plans will be available for sale in the public market immediately.

Our ability to raise capital in the future may be limited. We may not be able to secure additional financing on terms that are acceptable to us, or at all.

In order for us to grow and successfully execute our business plan, we will require additional financing. Additionally, our business and operations may consume resources faster than we anticipate. Therefore, in the future, we expect we will raise additional funds through various financings that may include the issuance of new equity securities, debt or a combination of both. However, any sale or perception of a possible sale by Oaktree or our other affiliates, and any related decline in the market price of our common stock, could impair our ability to raise capital. Further, additional financing, whether debt or equity, may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

Risks Related to Provisions in Our Charter Documents

Provisions of our amended and restated governing documents, Delaware law and other documents could discourage, delay or prevent a merger or acquisition at a premium price.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. For example, our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•

permit us to issue, without stockholder approval, preferred stock in one or more series and, with respect to each series, fix the number of shares constituting the series and the designation of the series, the voting powers, if any, of the shares of the series and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series;

•	prevent stockholders from acting by written consent;
•	limit the ability of stockholders to amend our certificate of incorporation and bylaws;
•	require advance notice for nominations for election to the board of directors and for stockholder proposals;
•	do not permit cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election; and
•	establish a classified board of directors with staggered three-year terms.

These provisions may discourage, delay or prevent a merger or acquisition of our company, including a transaction in which the acquirer may offer a premium price for our common stock.

We are also subject to Section 203 of the Delaware General Corporation Law, or the DGCL, which, subject to certain exceptions, prohibits us from engaging in any business combination with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. In addition, our 2017 Stock Plan permits accelerated vesting of stock options and restricted stock, and payments to be made to the employees thereunder in certain circumstances, in connection with a change of control of our company, which could discourage, delay or prevent a merger or acquisition at a premium price. In addition, our credit facility includes, and other debt instruments we may enter into in the future may include, provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to our company, which also could discourage, delay or prevent a business combination transaction. See “Provisions of Our Certificate of Incorporation, Bylaws and Delaware Law That May Have an Anti-Takeover Effect” in the Description of Securities exhibit filed as exhibit 4.2 to this Annual Report on Form 10-K.

Our amended and restated certificate of incorporation includes an exclusive forum clause, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to us or to our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine, is a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction or declines to accept jurisdiction, the federal district court for the District of Delaware); in all cases subject to such court having personal jurisdiction over the indispensable parties named as defendants.

In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. The exclusive forum clause may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. See “Exclusive Forum Clause” in the Description of Securities exhibit filed as exhibit 4.2 to this Annual Report on Form 10-K.

General Risks

Our profitability will suffer if we are not able to maintain our prices or control our costs.

Our margins, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the costs incurred to provide such services. Accordingly, if we are not able to maintain the rates we charge for our services, or we cannot reduce costs proportionate to any rate reduction, we will not be able to sustain our margins and our profitability will suffer.

The rates we are able to charge for our services are affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;
•	general competition;

•	introduction of new services or solutions by us or our competitors;
•	pricing policies of our competitors; and
•	general economic conditions.

Our costs are affected by a number of factors, including:

•	our cost of labor and our ability to transition our technical personnel from completed projects to new engagements;
•	our ability to effectively and efficiently staff projects;
•	our ability to forecast demand for our services;
•	our ability to manage the costs of indirect expenses; and
•	our overhead costs necessary to support the successful delivery of services.

Our profitability is a function of our ability to control our costs and improve our efficiency. As we increase the number of our technical personnel and execute both our strategy for growth, we may not be able to manage a significantly larger workforce, control our costs or improve our efficiency.

Any inability to develop or maintain and protect our intellectual property could have a material adverse effect on us.

We rely on a combination of patents, trademarks, trade names, confidentiality and nondisclosure clauses and agreements and other unregistered rights to define and protect our rights to our brand and the intellectual property used in our business. We also rely on industry and market “know-how” that cannot be registered and may not be subject to any confidentiality or nondisclosure clauses or agreements. Our recent acquisition of ECT2 further expanded our IP portfolio. These intellectual property rights or others we develop, obtain or acquire may not, however, provide us with a significant competitive advantage because our rights may not be sufficiently broad or may be challenged, invalidated or subject to government march-in or sovereign rights or compulsory licensing, sunshine laws or be subject to freedom of information requests or court-ordered public disclosure. Further, our use of contractual provisions, confidentiality procedures and agreements and other registrations may not be sufficient to protect our intellectual property rights, these protective measures may be circumvented or our rights may be misappropriated, disparaged, diluted or stolen, particularly in countries where intellectual property rights laws are not highly developed, protected or enforced. Others may independently develop similar intellectual property or designed-around ours. Our intellectual property may also be replaced by new technologies to which we have no right of use or can only acquire such use at unreasonable or unsustainable costs. Any inability to develop or acquire and maintain the necessary intellectual property rights for our business or to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Claims that we infringe on the intellectual property rights of others could have a material adverse effect on us.

Technology is an important part of our business and, as a result, from time to time others may claim that we have infringed upon, misappropriated, misused or otherwise violated their intellectual property rights. Regardless of the merit of such claims, responding to these types of claims can be expensive, time consuming and may divert a substantial portion of management’s time and attention away from running our business. If any aspect of our business is found to infringe the intellectual property rights of others, we could lose critical rights, we may be required to pay substantial damages or on-going licensing or royalty fees or we may be required to redesign, rework, replace or entirely discontinue aspects of our operations, any of which could come at substantial cost and significantly restrict or prohibit our future operations. Further, we may not be able to take any required actions on commercially reasonable terms or at all. Any infringement may also require us to enter into a settlement agreement and could also trigger indemnification obligations to our clients or under other contractual provisions. Any claim that we have misappropriated the intellectual property of others, whether or not valid, could have a material adverse effect on our business, financial condition and results of operations.

Our global operations subject us to additional risks that could adversely affect our business.

We have activities outside of the United States. Our operations, as well as those of our clients, are therefore subject to regulatory, economic, political and other events and uncertainties in countries where these operations are located. Further, our growth strategy includes expansion into additional international markets, including our expansion into Europe. In addition to the risks discussed elsewhere herein that are common to both our domestic and international operations, we face risks specific to our foreign activities, including but not limited to:

•	political, social, economic and financial instability, including wars, civil unrest, acts of terrorism and other conflicts;
•	difficulties and increased costs in developing, staffing and simultaneously managing a large number of varying foreign operations as a result of distance, language and cultural differences;
•	restrictions and limitations on the transfer or repatriation of funds and fluctuations in currency exchange rates;
•	complying with varying legal and regulatory environments in multiple foreign jurisdictions, including privacy laws such as the E.U. General Data Protection Regulation;
•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;
•	potential for privatization and other confiscatory actions; and
•

other dynamics in international jurisdictions, any of which could result in substantial additional legal or compliance costs, liabilities or obligations for us or could require us to significantly modify our current business practices or even exit a given market.

Foreign operations bring increased complexity and the costs of managing or overseeing foreign operations, including adapting and localizing services or systems to specific regions and countries, can be material. Further, international operations carry inherent uncertainties regarding the effect of local or domestic actions, such as the unpredictable impact of the referendum vote in the United Kingdom to leave the European Union (Brexit) and the uncertainty regarding on what terms it will exit, any of which could be material. These and other risks related to our foreign operations, or the associated costs or liabilities, could have a material adverse effect on our business, financial condition and results of operations.

Legal and regulatory claims and proceedings could have a material adverse effect on us.

We and our clients are subject to claims, litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future, some of which could be material. In addition to those claims discussed in greater detail elsewhere in “—Risks Related to Our Business and Industry,” we have been, and may in the future be, subject to claims involving labor and employment, anti-discrimination, commercial disputes and other matters. We may also be exposed to potential claims arising from the conduct of our employees for which we may be liable. In addition, in the normal course of our business, we are required to make professional judgments and recommendations about environmental conditions of project sites for our clients, and we may be subject to claims that we are responsible for these judgments and recommendations if they are later found to be inaccurate.

Claims and proceedings, whether or not they have merit and regardless of the outcome, are typically expensive and can divert the attention of management and other personnel and require the commitment of significant resources for extended periods of time. Additionally, claims and proceedings can impact client confidence and the general public’s perception of our company and services and solutions, even if the underlying assertions are proven to be false. The outcomes of litigation and similar disputes are often difficult to reliably predict and may result in decisions or settlements that are contrary to or in excess of our expectations and losses may exceed our reserves. Any claims or proceedings, particularly those in which we are unsuccessful or for which we did not establish adequate reserves, could have a material adverse effect on our business, financial condition and results of operations.

If our research and development activities are unsuccessful, our business could be harmed.

The success of our research and development activity is highly uncertain. Research and development efforts can require substantial technical, financial and human resources. We may focus our efforts and resources on potential technologies that ultimately prove to be unsuccessful and technologies that first appear promising may be delayed or fail to reach later stages of development. Decisions regarding the further advancement must sometimes be made with limited and incomplete data, which makes it difficult to ensure or even accurately predict the outcomes. Because we have limited resources, we may forego pursuing one opportunity that later is proven to have greater commercial potential. Even if our efforts do yield new technologies, we may not be able to convert those technologies into commercially viable offerings in the long term. If our research and development activities are unsuccessful, our technologies and offerings may not keep pace with the market, and we may lose clients and one or more competitive advantages, any of which could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with anti-corruption and similar laws could subject us to penalties and other adverse consequences.

We are required to comply with the FCPA, and similar laws in other countries that prohibit improper payments or offers of payment to foreign officials and political parties for the purpose of obtaining or retaining business as well as require companies to maintain accurate books and records. Bribery, corruption and trade laws and regulations, and the enforcement thereof, are increasing in frequency, complexity and severity on a global basis. In many foreign countries it may be a local custom that businesses operating in such countries engage in practices that are prohibited by the FCPA or other similar laws and regulations. Although we have implemented policies and procedures requiring our employees, consultants and other third parties with whom we do business to comply with the FCPA and similar laws and regulations, we have limited experience in these areas and there can be no assurance that our policies will be adequate or prevent and deter violations of these types of laws. If our employees, consultants or other third parties with whom we do business do violate these laws or our policies, we may be ultimately held responsible, and any violation could result in severe criminal or civil sanctions, fines and penalties and suspension or debarment from U.S. government contracting, any of which could have a material and adverse effect on our business, financial condition and results of operations.

We are subject to taxation in multiple jurisdictions. Any adverse development in the tax laws of any of these jurisdictions, any disagreement with our tax positions or any changes in effective tax rates could have a material adverse effect on our business, financial condition or results of operations.

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions, including non-U.S. jurisdictions as a result of the expansion of our international operations and our corporate entity structure. We are also subject to transfer pricing laws with respect to our intercompany transactions. Adverse developments in tax laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, financial condition or results of operations. In addition, the tax authorities in any applicable jurisdiction may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. If any applicable tax authorities were to successfully challenge the tax treatment or characterization of any of our transactions, it could have a material adverse effect on our business, financial condition or results of operations.

In addition, our tax obligations and effective tax rates could be adversely affected by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, varying tax rates in the different jurisdictions in which we operate, changes in foreign currency exchange rates or changes in the valuation of our deferred tax assets and liabilities.

Insufficient insurance coverage could have a material adverse effect on us.

We maintain property, business interruption, counterparty and liability insurance coverage that we believe is consistent with industry practice. However, our insurance program does not cover, or may not adequately cover, every potential risk associated with our business and the consequences thereof. In addition, market conditions or any significant claim or a number of claims made by or against us could cause our premiums and deductibles to increase substantially and, in some instances, our coverage may be reduced or become entirely unavailable. In the future, we may not be able to obtain meaningful coverage at reasonable rates for a variety of risks. If our insurance coverage is insufficient, if we are not able to obtain sufficient coverage in the future, or if we are exposed to significant losses as a result of any risks for which we may self-insure, any resulting costs or liabilities could have a material adverse effect on our business, financial condition and results of operations.

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

We will continue to incur increased costs and obligations as a result of being a publicly-traded company.

As a company with publicly-traded securities, we are subject to the requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations. These rules and regulations require that we adopt and maintain additional controls and procedures and disclosure, corporate governance and other practices thereby significantly increasing our legal, financial and other compliance costs. These new obligations also make other aspects of our business more difficult, time-consuming or costly and increase demand on our personnel, systems and other resources. For example, to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to commit significant resources, hire additional staff and provide additional management oversight. Furthermore, as a result of disclosure of information in our Exchange Act and other filings required of a public company, our business and financial condition will become more visible, which we believe may give some of our competitors who may not be similarly required to disclose this type of information a competitive advantage. In addition to these added costs and burdens, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory actions and civil litigation, any of which could negatively affect the price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 1 Park Plaza, Suite 1000, Irvine, CA 92614. We currently operate out of approximately 70 locations across North America and Australia, of which one is an owned building and all other of which are leased locations. Our lease terms vary from month-to-month to multi-year current commitments of up to 10 years, with our average commitment being less than 4 years. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available in similar locations.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “MEG”.

Holders of Record

As of March 19, 2021, there were approximately 334 stockholders of record of our common stock. This number does not represent the actual number of beneficial owners of our common stock because shares are often held in “street name” by securities dealers, brokers, institutions and others for the benefit of individual owners who have the right to vote their shares. We are unable to estimate the total number of beneficial owners represented by these record holders.

Dividend Policy

We have no present intention to pay cash dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the agreements governing our existing indebtedness and any other indebtedness we may enter into and other factors that our board of directors deems relevant.

The agreements governing our existing indebtedness and the terms of our Series A-2 preferred stock contain, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. Additionally, holders of our Series A-2 preferred stock are entitled to receive cumulative dividends, accruing daily and compounded quarterly, at a rate of 9% per annum on the then-stated value of each share, whether or not earned or declared by our board of directors, and in preference to the holders of any and all other series or classes of our capital stock, including our common stock. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our surplus, which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or, if there is no surplus, out of our net profits for the then current and immediately preceding year.

Use of Proceeds

In connection with our initial public offering, we filed a Registration Statement on Form S-1 (File No. 333-239542) on June 29, 2020. The SEC declared the registration statement effective on July 22, 2020.  Through December 31, 2020, there were no changes to the information disclosed in our Quarterly Report on Form 10-Q filed with the SEC on August 31, 2020 as supplemented by our Quarterly Report on Form 10-Q filed with the SEC on November 12, 2020 regarding our use of proceeds from the offering.

Unregistered Sales of Equity Securities

On January 1, 2021, we issued an aggregate of 71,740 shares of common stock to five accredited investors as partial consideration for the acquisition of MSE Group, LLC. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph depicts the total cumulative stockholder return on our common stock from July 23, 2020, the first day of trading of our common stock on the NYSE, through December 31, 2020, relative to the performance of the Russell 2000 Index and MSCI USA ESG Leaders. The graph assumes an initial investment of $100.00 at the close of trading on July 23, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Date	Montrose Environmental Group	Russell 2000 Index	MSCI USA ESG Leaders
7/23/2020	$100.00	$100.00	$100.00
7/31/2020	145.00	99.00	100.00
8/31/2020	188.00	105.00	107.00
9/30/2020	159.00	101.00	104.00
10/31/2020	180.00	104.00	101.00
11/30/2020	183.00	123.00	112.00
12/31/2020	206.00	133.00	116.00

Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data.

Our selected historical consolidated financial and other information presented and discussed below is derived from our audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2020 and 2019 included in Item 8. “Financial Statements Supplementary Data.” Except where otherwise noted, our summary consolidated balance sheet data presented below as of December 31, 2018, 2017, and 2016, and our summary consolidated statements of operations and cash flow data presented below for the periods then ended have been derived from our financial statements not included in this Annual Report on Form 10-K.

The summary financial data presented below represent portions of our audited consolidated financial statements and are not complete or otherwise intended to replace our audited consolidated financial statements and related notes. You should read the selected historical consolidated financial data set forth below together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes thereto included in Item 8. “Financial Statements and Supplementary Data.” Our historical results presented below are not necessarily indicative of the results to be expected for any future period.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
(in thousands except per share and percentage data)
Consolidated Statement of Operations Data:
Revenues	$328,243	$233,854	$188,805	$137,647	$114,780
Cost of revenues (exclusive of depreciation and amortization)	215,492	163,983	134,734	86,324	74,605
Selling, general and administrative expense	78,638	49,109	40,953	45,470	36,147
Initial public offering expense	6,908	610	—	—	—
Fair value changes in business acquisitions contingent consideration	12,942	1,392	(158)	(1,312)	—
Depreciation and amortization	37,274	27,705	23,915	18,828	15,023
Loss from operations	(23,011)	(8,945)	(10,639)	(11,663)	(10,995)
Net loss	$(57,949)	$(23,557)	$(16,491)	$(10,549)	$(8,946)
Weighted average common shares outstanding—basic and diluted	16,479	8,789	7,533	7,116	6,373
Net loss per shares attributable to common stockholders—basic and diluted	$(6.48)	$(4.91)	$(2.79)	$(3.93)	$(1.40)
Other Financial Data (unaudited):
Operating margin(1)	(7.0)%	(3.8)%	(5.6)%	(8.5)%	(9.6)%
Adjusted EBITDA(2)	54,476	31,242	19,313	13,833	7,329
Adjusted EBITDA margin(2)(3)	16.6%	13.4%	10.2%	10.0%	6.4%
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	1,850	17,042	(2,845)	7,553	4,287
Net cash used in investing activities	(179,740)	(86,983)	(50,283)	(37,740)	(7,182)
Net cash provided by financing activities	205,902	74,452	50,850	33,745	3,621
Change in cash, cash equivalents and restricted cash	$28,012	$4,511	$(2,278)	$3,558	$726
Consolidated Statement of Financial Position Data:
Current assets	134,268	73,239	53,999	38,910	28,226
Non-current assets	468,458	258,599	180,372	139,652	105,186
Total assets	$602,726	$331,838	$234,371	$178,562	$133,412
Current liabilities	111,543	73,252	42,365	25,866	27,409
Non-current liabilities	201,110	156,055	75,900	102,078	58,109
Total liabilities	$312,653	$229,307	$118,265	$127,944	$85,518
Convertible preferred stock, $0.0001 par value— authorized shares 100,000; issued and outstanding shares: 69,817 at December 31, 2017 and 2016	-	-	-	45,017	27,582
Redeemable Series A-1 preferred stock $0.0001 par value—authorized, issued and outstanding shares: 12,000 at December 31, 2019 and 2018; aggregate liquidation preference of $141.9 million and $123.4 million at December 31, 2019 and 2018, respectively	-	128,822	109,206	-	-
Convertible and Redeemable Series A-2 preferred stock $0.0001 par value—authorized, issued and outstanding shares: 17,500 at December 31, 2020; aggregate liquidation preference of $182.2 million at December 31, 2020	152,928	-	-	-	-
Total stockholders’ equity (deficit)	137,145	(26,291)	6,900	5,601	20,312
Total liabilities, Convertible preferred stock, Redeemable Series A-1 preferred stock, Convertible and Redeemable Series A-2 preferred stock and stockholders’ equity (deficit)	$602,726	$331,838	$234,371	$178,562	$133,412

(1)	Operating margin represents loss from operations as a percentage of revenues.
(2)

Non-GAAP measure. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Information,” for a discussion of non-GAAP measures, and a reconciliation thereof to the most directly comparable GAAP measure.

(3)	Represents Adjusted EBITDA as a percentage of revenues.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Consolidated Financial Data” and our audited consolidated financial statements and related notes and other information included in Item 8. “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Forward-looking Statements.”

Overview

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. Today, we have emerged as one of the fastest growing companies in a highly fragmented and growing $1.25 trillion global environmental industry.

Our Segments

We provide environmental services to our clients through three business segments—Assessment, Permitting and Response, Measurement and Analysis and Remediation and Reuse. For more information on each of our operating segments, see Item 1. “Business” and our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Assessment, Permitting and Response

Through our Assessment, Permitting and Response segment, we provide scientific advisory and consulting services to support environmental assessments, environmental emergency response, and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. Our technical advisory and consulting offerings include regulatory compliance support and planning, environmental, ecosystem and toxicological assessments and support during responses to environmental disruption. We help clients navigate regulations at the local, state, provincial and federal levels. In addition to environmental toxicology, and given our expertise in helping businesses plan for and respond to disruptions, our scientists and response teams have helped clients navigate their preparation for and response to the COVID-19 pandemic.

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

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on our business, including the impact on our customers, employees and suppliers. While COVID-19 did not have a material adverse effect on our reported results in the fiscal year ended December 31, 2020, we did experience some changes to our business operations. The changes were primarily composed of client postponement of on-site environmental compliance testing, delays in project start dates particularly within our Remediation and Reuse segment, and postponement or reformatting of scientific presentations and sales visits. We have also had small numbers of employees either exposed to or contract COVID-19. Exposed employees have been asked to quarantine per company protocols. To date, COVID-19-related quarantines have not had a material adverse effect on our reported results. We believe these COVID-19 impacts are temporary and accordingly we have instituted temporary cost mitigation measures such as reducing non-billable time for a subset of our impacted workforce. Our businesses exposed to commercial food waste and non-specialized municipal water engineering projects also saw more significant disruptions and, as a result, in the first quarter of 2020 we exited those service lines as described further below. On the other hand, we have seen benefits from COVID-19 given client demand for its toxicology and response services, which represented a meaningful revenue stream in 2020 that, if the pandemic subsides, we may not be able to replace in future periods. Although many parts of our business saw some impact from COVID-19, in the aggregate, our overall business in 2020, and our outlook for 2021, have been largely unimpacted.

COVID-19 has had an impact on our historical seasonality trends given the various government stay at home or business closure orders staring in the second quarter of 2020.  For example, many of our services requiring travel were pushed from the second quarter of 2020 into the third quarter or fourth quarter of 2020.  In addition, demand for our COVID-19 response services also contributed to the third and the fourth quarter of 2020 quarter on quarter growth. We have not experienced a significant slowdown in cash collections, and as a result cash flow from operations has not been materially adversely impacted. In addition, in the second quarter of 2020 we entered into a new credit facility, replacing our prior senior secured credit facility, and as a result, increased cash on hand and borrowing capacity. We expect our sources of liquidity to be sufficient for our operating needs for the next twelve months. See “—Liquidity and Capital Resources.”

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. We utilized certain of these provisions in 2020, including the deferral of the employer side social security payments for payroll for the eligible portion of the year. In total, we deferred approximately $5.0 million of 2020 payments to 2021 and 2022.

It is difficult to predict the future impact COVID-19 may have on our business, results of operations, financial position, or cash flows. The extent to which we may be impacted will depend largely on future and rapidly evolving developments, including new information on the severity of new strains, the roll-out and long-term efficacy of vaccines, and actions by various government authorities to contain the pandemic and mitigate its impact. We intend to closely monitor the impact of COVID-19 on our business and will respond as we believe is appropriate.

Key Factors that Affect Our Business and Our Results

Our operating results and financial performance are influenced by a variety of internal and external trends and other factors. Some of the more important factors are discussed briefly below.

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada and Australia. See Item 1. “Business—Strategic Acquisitions.” The table below sets forth the number of acquisitions completed in each of the last three fiscal years, fiscal year revenues generated by and the percentage of total annual revenues attributable to those acquisitions:

(revenues in thousands)	Acquisitions Completed	Fiscal Year Revenues Attributable to Acquisitions	Percentage of Fiscal Year Revenues
Fiscal year 2020	3	$82,441	25.1%
Fiscal year 2019	7	23,195	9.9%
Fiscal year 2018	7	17,906	9.5%

Revenues from acquired companies exclude intercompany revenues from revenue synergies realized between business lines within operating segments, as these are eliminated at the consolidated segment and Company level. We expect our revenue growth to continue to be driven in significant part by acquisitions, in particular, by our recent acquisition of CTEH. See Note 7 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of earn-out related contingent consideration related to acquisitions could be significant. The amount of each for the last three fiscal years is:

	Fiscal year ended December 31,
(in thousands)	2020	2019	2018
Amortization expense	$28,871	$19,963	$16,283
Acquisition-related costs	4,344	3,474	1,589
Fair value changes in business acquisitions contingent consideration	12,942	1,392	(158)

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we expect to make a $50.0 million earnout payment in 2021 (a portion of which we expect to pay in the form of shares of our common stock. See “—Liquidity and Capital Resources”) and may be required to pay up to $30.0 million in earn-out payments in 2022 in connection with our CTEH acquisition. In connection with our most recent acquisition, MSE Group, or MSE, we may be required to make up to $5.0 million in aggregate earn-out payments in 2022 and 2023. See Note 24 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Organic Growth

We have grown organically and expect to continue to do so. We define organic growth as the change in revenues excluding revenues from acquisitions for the first twelve months following the date of acquisition and excluding revenues from businesses disposed of or discontinued. As a result of the significance of the CTEH acquisition to Montrose, and the potential annual volatility in CTEH’s revenues, we also disclose organic growth combined with the annual organic revenue growth of CTEH, but excluding CTEH’s revenues from projects contributing more than $4 million of revenue. We expect to continue to disclose organic revenue growth with and without CTEH. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in conjunction with revenue growth calculated in accordance with GAAP.

Discontinued Service Lines

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations. During the first quarter of 2020, as part of this evaluation, we determined to scale back operations of our environmental lab in Berkeley, California, and to exit our non-specialized municipal water engineering service line and our food-waste biogas engineering service line, collectively, the Discontinued Service Lines. The factors underlying these decisions were accelerated and amplified by the COVID-19 pandemic, which for example, has made the collection of commercial food waste used in biodigesters less consistent and delayed the approval or initiation of certain projects dependent on municipal or state funding. As a part of discontinuing these service lines, a process which was completed in the second quarter of 2020, we eliminated select personnel and, in the first quarter of 2020, booked an additional bad debt reserve related to the increased uncertainty around the ability to collect on receivables related to these service lines. Revenue from our non-specialized municipal water engineering service line and our food-waste biogas engineering, which are included in the results of our Remediation and Reuse segment, were $1.4 million, $10.9 million and $12.3 million in the years ended December 31, 2020, 2019, and 2018, respectively. Revenues from our Berkeley lab, which are included in the results of our Measurement and Analysis segment, were $2.4 million, $7.5 million and $7.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. We no longer generate any revenues from the Discontinued Service Lines.

Revenue Mix

Our segments generate different levels of profitability and, accordingly, shifts in the mix of revenues between segments can impact our consolidated reported net income, operating margin, Adjusted EBITDA and Adjusted EBITDA margin from year to year. See “—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure. Inter-company revenues between business lines within segments have been eliminated.

Financing Costs

Financing costs, relating primarily to interest expense on our debt, continue to be a significant component of our results of operations. For the year ended December 31, 2020, we incurred interest expense of $13.8 million and debt extinguishment costs of $1.4 million. For the year ended December 31, 2019, we incurred $6.8 million of interest expense and for the year ended December 31, 2018, we incurred $11.1 million of interest expense and $0.4 million in debt extinguishment costs. On April 13, 2020, we entered into the Unitranche Credit Agreement providing for a new $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility and used the proceeds therefrom to repay in full all amounts outstanding under our prior senior secured credit facility. We incurred debt extinguishment costs of $1.4 million in connection with this refinancing transaction. Effective October 6, 2020, the Company amended its Unitrache Credit Agreement to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged.

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

Seasonality

Because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results. In addition, our operating results experience some quarterly variability. Excluding the impact of revenues and earnings from new acquisitions, and excluding the impact of COVID-19, we typically generate slightly lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. Historically, quarterly variability has been driven by weather patterns, which generally impact our field-based teams’ ability to operate in the winter months. As we continue to grow and expand into new geographies and service lines, quarterly variability may deviate from historical trends.

Earnings Volatility

We expect to experience increased annual and quarterly revenue and earnings volatility as a result of the timing of large contract wins in our Remediation and Reuse segment. In addition, the acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied to the timing of large environmental emergency response projects following an incident or natural disaster. For example, the CTEH business has generated significant revenues from COVID-19 response related projects that may not be repeated in future periods. As a result, we may experience revenues and earnings in a quarter or year that are not indicative of future results.

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Year Ended December 31,
(in thousands except per share and percentage data)	2020	2019
Statements of operations data:
Revenues	$328,243	$233,854
Cost of revenues (exclusive of depreciation and amortization)	215,492	163,983
Selling, general and administrative expense	78,638	49,109
Initial public offering expense	6,908	610
Fair value changes in business acquisitions contingent consideration	12,942	1,392
Depreciation and amortization	37,274	27,705
Loss from operations	$(23,011)	$(8,945)
Other expense	(20,268)	(10,978)
Interest expense, net	(13,819)	(6,755)
Loss before income taxes	(57,098)	(26,678)
Income tax expense (benefit)	851	(3,121)
Net loss	$(57,949)	$(23,557)

Accretion of redeemable preferred stock	(17,601)	(19,616)
Series A-1 deemed dividend	(24,341)	—
Series A-2 dividend payment	(6,970)	—
Net loss attributable to common stockholders	$(106,861)	$(43,173)
Weighted average number of shares (basic and diluted)	16,479	8,789
Loss per share	$(6.48)	$(4.91)

Other financial data:
Operating margin(1)	(7.0)%	(3.8)%
Adjusted EBITDA(2)	$54,476	$31,242
Adjusted EBITDA margin(2)	16.6%	13.4%

(1)	Operating margin represents loss from operations as a percentage of revenues.
(2)	Non-GAAP measure. See “—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the year ended December 31, 2020, we had revenues of $328.2 million, an increase of $94.3 million or 40.4% over the year ended December 31, 2019. Excluding revenues from Discontinued Service Lines of $3.8 million and $18.4 million in the years ended December 31, 2020 and December 31, 2019, respectively, revenues increased $108.9 million or 50.5%. The $108.9 million increase in revenues was driven by acquisitions, which contributed $97.3 million, and organic growth. All segments were impacted by COVID-19, primarily in the form of delays in project start dates, beginning in March 2020, partially offset by COVID-19 related project work in our Assessment, Permitting and Response segment from the CTEH acquisition. Revenue by segment and as a percentage of total revenues was as follows:

	Year ended December 31,
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
(revenue in thousands)	2020		2019
Assessment, Permitting and Response	$98,521	30.0%	$21,071	9.0%
Measurement and Analysis	151,557	46.2	135,531	58.0
Remediation and Reuse	78,165	23.8	77,252	33.0

See “—Segment Results of Operations” below.

Cost of Revenues

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment rental and other outside services, field and lab supplies, vehicle costs and travel- related expenses. Variable costs of revenues generally follow the same seasonality trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

For the year ended December 31, 2020, cost of revenues was $215.5 million or 65.7% of revenues, and was comprised of direct labor of $117.8 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $50.9 million, field supplies, testing supplies and equipment rental of $23.2 million, project-related travel expenses of $11.8 million and other direct costs of $11.8 million. For the year ended December 31, 2020, cost of revenues as a percentage of revenue fell 4.5% from the prior year, as a result of lower labor and outside services as a percentage of revenue. These drivers were primarily as a result of changes in segment mix, as well as labor-related savings from temporary cost mitigation efforts related to COVID-19 and the exiting of Discontinued Service Lines at the end of the first quarter of 2020.

For the year ended December 31, 2019, cost of revenues was $164.0 million or 70.1% of revenues, and was comprised of direct labor of $94.2 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $34.8 million, field supplies, testing supplies and equipment rental of $20.5 million, project-related travel expenses of $8.7 million and other direct costs of $5.8 million.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the year ended December 31, 2020, selling, general and administrative expense was $78.6 million, an increase of $29.5 million or 60.1% versus the prior year, of which $21.1 million was from selling, general and administrative expense pertaining to companies we acquired in 2019 and in 2020. The remaining $8.4 million increase was primarily due to an increase in bad debt of $3.3 million, primarily related to the Discontinued Service Lines, an increase in acquisition related costs of $0.9 million, investment in corporate infrastructure (primarily finance, sales and marketing, safety, IT and human resources) and public company related costs.

For the year ended December 31, 2020, selling, general and administrative expense was comprised of indirect labor of $41.0 million, facilities costs of $12.4 million, stock-based compensation of $3.3 million, acquisition-

related costs of $4.3 million, bad debt expense of $4.5 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $13.1 million.

For the year ended December 31, 2019, selling, general and administrative expense of $49.1 million was comprised of indirect labor of $18.4 million, facilities costs of $10.7 million, stock-based compensation of $2.9 million, acquisition-related costs of $3.5 million, bad debt expense of $1.2 million and other costs (including software, travel, insurance, legal, consulting and audit services) of $12.4 million.

We expect our general and administrative expenses to increase as a result of additional insurance, legal, accounting, investor relations and other costs associated with becoming a public company.

Initial Public Offering Expense

Initial public offering expense for the year ended December 31, 2020 and December 31, 2019, of $6.9 million and $0.6 million, respectively, represented expenses incurred to prepare for the initial public offering, as well as costs from IPO-related bonuses.

Fair Value Changes in Business Acquisitions Contingent Consideration

For the year ended December 31, 2020, fair value changes in business acquisitions contingent consideration were $12.9 million, an increase of $11.5 million versus $1.4 million for the year ended December 31, 2019. The increase was driven by fair value adjustments of contingent consideration related to the acquisitions of CTEH and Analytical Environmental Services, Corp., or AES.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2020, was $37.3 million and was comprised of amortization of finite lived intangibles of $28.9 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $8.4 million. Depreciation and amortization expense for the year ended December 31, 2019, was $27.7 million and was comprised of amortization of finite lived intangibles of $20.0 million and depreciation of property and equipment of $7.7 million. The increase in both depreciation and amortization for the year ended December 31, 2019 versus the prior year is primarily a result of acquisitions.

Other Expense

Other expense for the year ended December 31, 2020 of $20.3 million was driven primarily by fair value adjustments related to (i) the Series A-1 preferred stock contingent put option, (ii) the Series A-2 embedded options, and (iii) the Series A-1 and A-2 preferred stock warrant options. Other expense for the year ended December 31, 2019 of $11.0 million related primarily to fair value adjustments to the Series A-1 warrant option. See Notes 12, 16 and 17 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Interest Expense, Net

Interest expense, net incurred during the year ended December 31, 2020 was $13.8 million, compared to $6.8 million for the year ended December 31, 2019. The increase in interest expense was driven by higher outstanding debt balances and higher borrowings under an equipment line of credit, as well as higher average interest rates, as a result of the repayment of our prior senior secured credit facility in April, 2020, using proceeds from the Unitranche credit facility, which carries a higher rate of interest. Interest expense in the year ended December 31, 2020 also includes $1.4 million from both payments made and the write off of deferred debt issuance costs, related to the repayment of our prior senior secured credit facility. See Note 13 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Income Tax Expense (Benefit)

Income tax expense was $0.9 million for the year ended December 31, 2020, compared to an income tax benefit of $3.1 million for the year ended December 31, 2019. The difference between our effective tax rate of (1.5)% and the federal statutory rate of 21.0% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance of $8.2 million, state and foreign income tax provisions and Global Intangible Low Taxed Income.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	Year Ended December 31,
(in thousands except per share and percentage data)	2019	2018
Statements of operations data:
Revenues	$233,854	$188,805
Cost of revenues (exclusive of depreciation and amortization)	163,983	134,734
Selling, general and administrative expense	49,109	40,953
Initial public offering expense	610	—
Fair value changes in business acquisitions contingent consideration	1,392	(158)
Depreciation and amortization	27,705	23,915
Loss from operations	$(8,945)	$(10,639)
Other (expense) income	(10,978)	265
Interest expense, net	(6,755)	(11,085)
Loss before income taxes	(26,678)	(21,459)
Income tax benefit	(3,121)	(4,968)
Net loss	$(23,557)	$(16,491)
Accretion of redeemable preferred stock	(19,616)	(3,605)
Convertible preferred stock deemed dividend	—	(932)
Net loss attributable to common stockholders	$(43,173)	$(21,028)
Weighted average number of shares (basic and diluted)	8,789	7,533
Loss per share	$(4.91)	$(2.79)
Other financial data:
Operating margin(1)	(3.8%)	(5.6%)
Adjusted EBITDA(2)	$31,242	$19,313
Adjusted EBITDA margin(2)	13.4%	10.2%

(1)	Operating margin represents loss from operations as a percentage of revenues.
(2)	Non-GAAP measure. See “—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the year ended December 31, 2019, we had revenues of $233.9 million, an increase of $45.1 million or 23.9% over the prior year. Of this increase, $23.2 million was provided by companies acquired in 2019. The remaining increase of $21.9 million was driven by growth in all three of our reporting segments. Revenue by segment and as a percentage of total revenues was as follows:

	Year ended December 31,
(revenue in thousands)	2019		2018
Assessment, Permitting and Response	$21,071	9.0%	$3,663	1.9%
Measurement and Analysis	135,531	58.0	117,373	62.2
Remediation and Reuse	77,252	33.0	67,769	35.9

See “—Segment Results of Operations” below. Revenue from Discontinued Service Lines contributed $10.9 million and $12.3 million to revenues in the years ended December 31, 2019 and December 31, 2018, respectively, which was all in our Remediation and Reuse segment.

Cost of Revenues

For the year ended December 31, 2019, cost of revenues was $164.0 million or 70.1% of revenues, and was comprised of direct labor of $94.2 million, outside services (including construction, laboratory, shipping and freight and other outside services) of $34.8 million, field supplies, testing supplies and equipment rental of $20.5 million, project-related travel expenses of $8.7 million and other direct costs of $5.8 million. For the year ended December 31, 2019, cost of revenues as a percentage of revenue fell 1.3% from the prior year, as a result of lower labor and field supplies as a percentage of revenue, partially offset by higher outside services costs. These drivers were primarily as a result of changes in segment mix.

For the year ended December 31, 2018, cost of revenues was $134.7 million or 71.4% of revenues, and was comprised of direct labor of $79.4 million, outside services (including construction, laboratory, shipping and freight and other outside services) of $26.1 million, field supplies, testing supplies and equipment rental of $17.6 million, project-related travel expenses of $7.0 million and other direct costs of $4.6 million.

Selling, General and Administrative Expense

For the year ended December 31, 2019, selling, general and administrative expense was $49.1 million, an increase of $8.1 million or 19.9% versus the prior year, of which $3.5 million was from selling, general and administrative expense pertaining to companies we acquired in 2019. The remaining $4.6 million increase was primarily due to an increase in bad debt of $1.2 million, an increase in costs incurred related to acquisitions of $1.9 million, and investment in corporate infrastructure (primarily finance, sales and marketing, safety, IT and human resources).

For the year ended December 31, 2019, selling, general and administrative expense was comprised of indirect labor of $18.4 million, facilities costs of $10.7 million, stock-based compensation of $2.9 million, acquisition-related costs of $3.5 million, bad debt expense of $1.2 million and other costs (including software, travel, insurance, legal, consulting and audit services) of $12.4 million.

For the year ended December 31, 2018, selling, general and administrative expense was $41.0 million, which was comprised of indirect labor of $13.7 million, facilities costs of $9.7 million, stock-based compensation of $4.9 million, acquisition-related costs of $1.6 million, related party fees of $2.2 million, which primarily represented management fees paid for advisory and consulting services provided under a monitoring fee agreement, and other costs (including software, travel, insurance, legal, consulting and audit services) of $8.9 million.

Initial Public Offering Expense

Initial public offering expense for the year ended December 31, 2019 of $0.6 million, represented expenses incurred to prepare for the initial public offering.

Fair Value Changes in Business Acquisitions Contingent Consideration

For the year ended December 31, 2019, fair value changes in business acquisitions contingent consideration were $1.4 million, an increase of $1.6 million versus a benefit of $0.2 million for the year ended December 31, 2018. The increase was driven by fair value adjustments to AES business acquisition contingent consideration.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2019, was $27.7 million and was comprised of amortization of finite lived intangibles of $20.0 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $7.7 million. Depreciation and amortization expense for the year ended December 31, 2018, was $23.9 million and was comprised of amortization of finite lived intangibles of $16.3 million and depreciation of property and equipment of $7.6 million. The increase in both depreciation and amortization for the year ended December 31, 2019 versus the prior year is primarily a result of acquisitions.

Other (Expense) Income

Other expense for the year ended December 31, 2019 of $11.0 million was driven primarily by fair value adjustments related to both the warrant option and Series A-1 preferred stock contingent put option (see Notes 16 and 17 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”). Other income for the year ended December 31, 2018 of $0.3 million related primarily to sublease rental income.

Interest Expense, Net

Interest expense, net incurred in the year ended December 31, 2019, was $6.8 million, compared to $11.1 million for the year ended December 31, 2018. The reduction in interest expense is primarily as a result of a lower average interest rate in 2019, as a result of the repayment of a second lien term loan facility and a convertible subordinated debt instrument in the fourth quarter of 2018 using the proceeds of the sale of our Series A-1 preferred stock. See Note 16 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” For the year ended December 31, 2019 interest expense was driven by interest incurred on our outstanding debt, including borrowings outstanding under our prior senior secured credit facility, and under equipment lines of credit. For the year ended December 31, 2018 interest expense was incurred on debt resulting from borrowing under our prior senior secured credit facility, our second lien term loan facility, a convertible subordinated debt instrument and under equipment lines of credit.

Income Tax Benefit

Income tax benefit was $3.1 million for the year ended December 31, 2019, compared to an income tax benefit of $5.0 million for the year ended December 31, 2018.

Segment Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Year Ended December 31,
	2020			2019
(in thousands except percentage data)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)(3)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$98,521	$24,208	24.6%	$21,071	$7,572	35.9%
Measurement and Analysis	151,557	39,386	26.0%	135,531	27,828	20.5%
Remediation and Reuse	78,165	8,938	11.4%	77,252	9,736	12.6%
Total Operating Segments	$328,243	$72,532	22.1%	$233,854	$45,136	19.3%
Corporate and Other		(18,056)	n/a		(13,641)	n/a

(1)

For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 20 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

(2)	Represents Segment Adjusted EBITDA as a percentage of revenues.
(3)

Aggregate amount does not foot to consolidated amount disclosed elsewhere in this Annual Report on Form 10-K due to an adjustment at the consolidated level to exclude earnings related to the Discontinued Service Lines. See the “—Non-GAAP Financial Information” and Note 20 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Revenues

Assessment, Permitting and Response segment revenues for the year ended December 31, 2020 were $98.5 million, compared to $21.1 million for the year ended December 31, 2019. The increase was driven by the acquisition of CTEH in the second quarter of 2020, which expanded our product portfolio and our scientific and technical advisory services footprint. CTEH benefited from COVID-19 related response work, particularly in the fourth quarter of 2020.

Measurement and Analysis segment revenues for the year ended December 31, 2020 were $151.6 million, an increase of $16.1 million or 11.8% compared to revenues for the year ended December 31, 2019 of $135.5 million. The increase was primarily driven by organic growth. The increase was partially offset by a $5.1 million decline in revenues from Discontinued Service Lines. Revenues from Discontinued Service Lines in the Measurement and Analysis segment were $2.4 million and $7.5 million for the year ended December 31, 2020 and December 31, 2019, respectively. Excluding revenues from the Discontinued Service Lines, revenues increased $21.2 million or 16.6% primarily driven by organic growth.

Remediation and Reuse segment revenues for the year ended December 31, 2020 were $78.2 million, an increase of $0.9 million or 1.2% compared to revenues for the year ended December 31, 2019 of $77.3 million. Revenues from Discontinued Service Lines were $1.4 million and $10.9 million for the year ended December 31, 2020 and December 31, 2019, respectively. Excluding revenues from Discontinued Service Lines, revenues increased $10.4 million or 15.7%. This $10.4 million increase was primarily driven by organic growth and $3.8 million from acquisitions. Remediation and Reuse revenues were adversely impacted by COVID-19, which led to contract delays and project postponements.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $24.2 million for the year ended December 31, 2020, compared to $7.6 million for the year ended December 31, 2019. For the years ended December 31, 2020 and December 31, 2019, Segment Adjusted EBITDA margin was 24.6% and 35.9%, respectively. The increase in Segment Adjusted EBITDA and decline in Adjusted EBITDA margin was primarily a result of the acquisition of CTEH in the second quarter of 2020. CTEH typically operates at lower EBITDA margins than our legacy Assessment, Permitting and Response business lines.

Measurement and Analysis Segment Adjusted EBITDA for the year ended December 31, 2020 was $39.4 million, an increase of $11.6 million compared to Segment Adjusted EBITDA for the year ended December 31, 2019 of $27.8 million. For the year ended December 31, 2020 Segment Adjusted EBITDA margin was 26.0% compared to 20.5% in the prior year. The improvement in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily as a result of higher revenues, favorable business mix and temporary cost mitigation initiatives taken in the second quarter of 2020 in response to COVID-19.

Remediation and Reuse Segment Adjusted EBITDA for the year ended December 31, 2020 was $8.9 million, a decrease of $0.8 million compared to Segment Adjusted EBITDA for the year ended December 31, 2019 of $9.7 million. For the year ended December 31, 2020 Segment Adjusted EBITDA margin was 11.4% compared to 12.6% in the prior year. The decrease in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of higher fixed costs in anticipation of growth and geographic expansion.

Corporate and other costs were $18.1 million for the year ended December 31, 2020 compared to $13.6 million for the year ended December 31, 2019. The cost increase was driven by public company related costs, head count additions in sales and marketing, human resources, information technology, safety and finance made in 2019 subsequent to the third quarter to support higher anticipated revenues, as well as higher legal costs, partially offset by lower travel costs and internal labor costs capitalized as part of the ERP implementation.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	Year Ended December 31,
	2019			2018
(in thousands except percentage data)	Segment Revenues	Segment Adjusted EBITDA(1)(3)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)(3)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$21,071	$7,572	35.9%	$3,663	$1,339	36.6%
Measurement and Analysis	135,531	27,828	20.5%	117,373	20,779	17.7%
Remediation and Reuse	77,252	9,736	12.6%	67,769	11,400	16.8%
Total Operating Segments	$233,854	$45,136	19.3%	$188,805	$33,518	17.8%
Corporate and Other		(13,641)	n/a		(11,701)	n/a

(1)

For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 20 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

(2)	Represents Segment Adjusted EBITDA as a percentage of revenues.
(3)

Aggregate amount does not foot to consolidated amount disclosed elsewhere in this Annual Report on Form 10-K due to an adjustment at the consolidated level to exclude earnings related to the Discontinued Service Lines. See the “—Non-GAAP Financial Information” and Note 20 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Revenues

Assessment, Permitting and Response segment revenues for the year ended December 31, 2019 were $21.1 million, compared to $3.7 million for the year ended December 31, 2018. The 475.2% increase was due to the acquisition of two businesses in the fourth quarter of 2018, which expanded our product portfolio and our scientific and technical advisory services footprint.

Measurement and Analysis segment revenues for the year ended December 31, 2019 were $135.5 million, an increase of $18.1 million or 15.5% compared to revenues for the year ended December 31, 2018 of $117.4 million. The increase was driven by organic growth and by acquisitions completed in 2019, which contributed $11.9 million to 2019 revenues.

Remediation and Reuse segment revenues for the year ended December 31, 2019 were $77.3 million, an increase of $9.5 million or 14.0% compared to revenues for the year ended December 31, 2018 of $67.8 million.

The increase was driven by acquisitions completed in 2019, which contributed $11.3 million to 2019 revenues. Revenues from the Discontinued Service Lines in the Remediation and Reuse segment were $10.9 million and $12.3 million for the years ended December 31, 2019 and December 31, 2018, respectively.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $7.6 million for the year ended December 31, 2019, compared to $1.3 million for the year ended December 31, 2018 driven by the increase in revenues. For the years ended December 31, 2019 and December 31, 2018, Segment Adjusted EBITDA margin was 35.9% and 36.6%, respectively.

Measurement and Analysis Segment Adjusted EBITDA for the year ended December 31, 2019 was $27.8 million, an increase of $7.0 million compared to Segment Adjusted EBITDA for the year ended December 31, 2018 of $20.8 million. For the year ended December 31, 2019 Segment Adjusted EBITDA margin was 20.5% compared to 17.7% in the prior year. The improvement in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was as a result of growth and favorable business mix.

Remediation and Reuse Segment Adjusted EBITDA for the year ended December 31, 2019 was $9.7 million, a decrease of $1.7 million compared to Segment Adjusted EBITDA for the year ended December 31, 2018 of $11.4 million. For the year ended December 31, 2019 Segment Adjusted EBITDA margin was 12.6% compared to 16.8% in the prior year. The decrease in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was attributable to ongoing investments in personnel and infrastructure.

Corporate and other costs were $13.6 million for the year ended December 31, 2019 compared to $11.7 million for the year ended December 31, 2018. The increase was driven by higher labor costs in sales and marketing, human resources, information technology, safety and finance, as well as an increase in software, insurance and marketing costs, which were made in 2019 in support of anticipated acquisitions and revenue growth.

 Quarterly Results of Operations

The following table sets forth our unaudited quarterly statements of operations data for each of the periods presented. In management’s opinion, the data below have been prepared on the same basis as our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” and reflect all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results to be expected for a full year or any future period. The following quarterly financial data should be read in conjunction with our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Three Months Ended
(in thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$108,741	$84,705	$73,766	$61,031	$67,876	$57,623	$57,401	$50,954
Cost of revenues	73,377	51,828	45,889	44,398	47,735	39,804	39,349	37,095
Selling, general and administrative expense	20,736	18,064	19,318	20,520	13,751	12,636	12,129	10,593
Initial public offering expense	—	6,378	—	530	504	20	73	13
Fair value changes in business acquisitions contingent consideration	(4,445)	13,404	3,983	—	2,062	256	(926)	—
Depreciation and amortization expense	10,190	9,740	9,784	7,560	7,443	7,412	6,401	6,449
Income (loss) from operations	8,883	(14,709)	(5,208)	(11,977)	(3,619)	(2,505)	375	(3,196)
Other (expense) income
Other (expense) income, net	(2,734)	(9,637)	21,933	(29,830)	(7,339)	(2,460)	(1,228)	49
Interest expense, net	(2,923)	(3,043)	(5,260)	(2,593)	(2,165)	(2,130)	(1,181)	(1,279)
Income (loss) before benefit from income taxes	3,226	(27,389)	11,465	(44,400)	(13,123)	(7,095)	(2,034)	(4,426)
Income tax expense (benefit)	2,414	3,348	(1,759)	(3,152)	(1,813)	(412)	(1,712)	816
Net income (loss)	$812	$(30,737)	$13,224	$(41,248)	$(11,310)	$(6,683)	$(322)	$(5,242)
Convertible preferred stock deemed dividend, net of return from holders	—	—	—	—	—	—	—	—
Accretion of redeemable preferred stock	—	(6,542)	(5,644)	(5,415)	(5,275)	(5,030)	(4,777)	(4,534)
Series A-1 deemed dividend	—	(24,341)	—	—	—	—	—	—
Series A-2 dividend payment	(4,100)	(2,870)	—	—	—	—	—	—
Net (loss) income attributable to common stockholders	(3,288)	(64,490)	7,580	(46,663)	(16,585)	(11,713)	(5,099)	(9,776)
Weighted average common shares outstanding—Basic	24,909	21,554	10,649	8,904	8,789	8,718	8,647	8,672
Net (loss) income per share attributable to common stockholders—Basic	$(0.13)	$(2.99)	$0.71	$(5.24)	$(1.89)	$(1.34)	$(0.59)	$(1.13)
Weighted average common shares outstanding —Diluted	24,909	21,554	19,139	8,904	8,789	8,718	8,647	8,672
Net (loss) income per share attributable to common stockholders—Diluted	$(0.13)	$(2.99)	$0.40	$(5.24)	$(1.89)	$(1.34)	$(0.59)	$(1.13)

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

Our principal sources of liquidity have been borrowings under our current and prior senior secured credit facilities, other borrowing arrangements, proceeds from the issuance of preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, other prior secured and unsecured borrowings and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures.

We expect to continue to finance our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the next twelve months. See “—Overview—COVID-19” above for a discussion of the impact of the pandemic on our liquidity.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Consolidated Statement of Cash flows data:
Net cash provided by (used in) operating activities	1,850	$17,042	$(2,845)
Net cash used in investing activities	(179,740)	(86,983)	(50,283)
Net cash provided by financing activities	205,902	74,452	50,850
Change in cash, cash equivalents and restricted cash	$28,012	$4,511	$(2,278)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows. For the year ended December 31, 2020, net cash provided by operating activities was $1.9 million, a decrease of $15.1 million, when compared to net cash provided by operating activities of $17.0 million for the year ended December 31, 2019. This decrease in cash flows from operating activities in the year ended December 31, 2020 primarily reflects an increase in change in working capital of $12.8 million, higher acquisition-related contingent consideration payments of $6.4 million, higher non-capitalizable IPO and secondary offering-related costs of $7.0 million, higher interest payments of $6.1 million, higher cloud computing costs of $1.6 million (related to the implementation of new ERP and CRM (Customer Relationship Management) systems), and higher acquisition related costs of $0.9 million, partially offset by higher earnings before non-cash items, including bad debt, depreciation and amortization, stock-based compensation expense, income tax expense and fair value adjustments of $18.7 million, as well as lower taxes paid of $1.0 million, when compared to the prior year. Working capital increased by $13.5 million in the year ended December 31, 2020, due to an increase in accounts receivable and contract assets of $19.0 million (as a result of significantly higher revenues in the quarter ended December 31, 2020 when compared to the prior year), and an increase in pre-paid expenses of $1.0 million, partially offset by an increase accounts payable and accrued payroll and benefits of $6.7 million (primarily as a result of higher bonus accruals and the deferral of payroll tax payments under the CARES Act), as compared to an increase in working capital of $0.7 million in the year ended December 31, 2019, which was driven by an increase in accounts receivable of $7.0 million, offset by an increase in accounts payable and accrued payroll and benefits of $8.3 million and an increase in prepaid expenses of $2.0 million. Excluding contingent consideration payments and non-capitalizable IPO and secondary offering-related costs, cash flow from operating activities decreased $1.8 million, primarily due to higher working capital caused by significant fourth quarter revenue growth in our Assessment, Permitting and Response segment. Overall days sales outstanding, including both accounts receivable and contract assets, remained unchanged at December 31, 2020 versus December 31, 2019.

For the year ended December 31, 2019, net cash provided by operating activities was $17.0 million, an increase of $19.8 million, when compared to net cash used in operating activities of $2.8 million, for the year ended December 31, 2018. This improvement in cash flow from operating activities reflects an increase in earnings before non-cash items, including depreciation and amortization, stock-based compensation expense and changes in fair value of derivatives, of $15.8 million and an improvement in the change in working capital of $11.1 million, compared to the prior year. The improvement in working capital was driven primarily by improved receivables and payables management.

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $179.7 million, primarily driven by cash paid for the acquisition of CTEH, net of cash acquired, of $171.6 million, as well as purchases of property and equipment for cash consideration of $7.8 million.

For the year ended December 31, 2019, net cash used in investing activities was $87.0 million, primarily driven by acquisition activity. For the year ended December 31, 2019, we completed a total of seven acquisitions for a total cash consideration of $81.4 million, net of cash acquired. In addition, in 2019 we purchased property and equipment for cash consideration of $4.7 million, and paid $1.5 million related to assumed purchase price obligations from prior year acquisitions. These investments were partially offset by property insurance proceeds and proceeds from the sale of property and equipment of $0.6 million.

For the year ended December 31, 2018, net cash used in investing activities was $50.3 million, primarily driven by acquisition activity. For the year ended December 31, 2018, we completed a total of seven acquisitions for a total cash consideration of $45.8 million, net of cash acquired. In addition, in 2018 we purchased property and equipment for cash consideration of $3.8 million, paid $0.5 million related to assumed purchase price obligations from prior year acquisitions and invested $0.3 million in software development. These investments were partially offset by property insurance proceeds and proceeds from the sale of property and equipment of $0.2 million.

Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was $205.9 million. Cash provided by financing activities was driven by IPO proceeds, net of underwriting fees, of $161.3 million, borrowings under the Unitranche credit facility, consisting of $175.0 million under the term loan and $25.0 million under the revolver, as well as net proceeds of $173.7 million from the issuance of the Series A-2 preferred stock. Proceeds from the IPO were used primarily to repay the $131.8 million Series A-1 preferred stock (along with the issuance of shares of common stock), as well as to pay IPO offering costs of $4.2 million. Proceeds from the Unitranche Credit Facility were used primarily to repay the $177.5 million outstanding under the prior senior credit facility, whereas proceeds from the issuance of the Series A-2 preferred stock were used to finance the acquisition of CTEH. Cash from financing activities was also used to repay the $25.0 million outstanding revolver balance and to make payments of acquisition-related contingent consideration of $6.0 million, term loan amortization payments of $1.3 million and $1.0 million related to our prior senior secured credit facility and current Unitranche credit facility, respectively, the payment of debt issuance and debt extinguishment costs of $5.2 million and the payment of the dividends on the Series A-2 preferred stock of $7.0 million.

For the year ended December 31, 2019, net cash provided by financing activities was $74.5 million. Cash provided by financing activities was driven by a $77.6 million increase in net borrowings under our prior senior secured credit facility, proceeds from the issuance of common stock of $1.5 million and the collection of a note receivable from stockholders of $0.1 million, partially offset by an amortization payment of $1.3 million related to our term loan under our prior senior secured credit facility, the repayment of capital leases of $2.0 million, the payment of acquisition-related contingent consideration of $1.1 million and the payment of debt issuance costs of $0.4 million.

For the year ended December 31, 2018, net cash provided by financing activities was $50.9 million. Cash provided by financing activities was driven by net proceeds from the issuance of our Series A-1 preferred stock of $118.4 million and a $20.0 million increase in net borrowings under our prior senior secured credit facility, partially offset by $36.3 million used to repay our second lien term loan under our prior senior secured credit facility, including a prepayment fee, the repayment of convertible preferred stock of $31.0 million, $11.9 million for the repayment of convertible subordinated debt, including accrued interest, the repurchase of common stock of $2.7 million, the repurchase of stock options of $1.4 million, the payment of acquisition-related contingent consideration of $2.0 million, the payment of debt issuance costs of $0.9 million and the repayment of capital leases of $1.0 million.

Credit Facility

On April 13, 2020, we entered into a Unitranche Credit Agreement providing for a new $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility and used a portion of the proceeds from the new credit facility to repay all amounts outstanding under the prior senior secured credit facility. The credit facility matures on the earliest of (a) April 13, 2025 and (b) so long as our Series A-2 preferred stock has not been redeemed in full or otherwise not converted into common stock of Montrose, the date that is 180 days before the Series A-2 preferred equity mandatory redemption date, unless prior to such date, the Series A-2 preferred equity mandatory redemption date has been extended to a date not earlier than 180 days after April 13, 2025. Initially, the term loan bore interest at a rate of LIBOR plus 5.0% (subject to a 1.0% LIBOR floor) or the base rate plus 4.0%. Effective October 6, 2020, we amended the credit facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver bears interest at a rate of LIBOR plus 3.5% or the base rate plus 2.5%. The revolver is also subject to an unused commitment fee of 0.35%. The term loan began amortizing quarterly with fiscal quarter ending September 30, 2020, with a required repayment of (a) $0.5 million for fiscal quarter ending September 30, 2020 and each other fiscal quarter through and including June 30, 2021, (b) $1.1 million for fiscal quarter ending September 30, 2021 and each other fiscal quarter through and including June 30, 2022, and (c) $1.6 million for each fiscal quarter ending thereafter. We have the option to borrow incremental term loans up to an aggregate principal amount of $100.0 million subject to the satisfaction of certain conditions, including the borrower’s pro forma compliance with the financial covenants under the credit facility. Immediately after giving effect to the incurrence of any such incremental term loans, the unitranche lenders must collectively hold at least 70.0% of all pari passu debt of all lenders under the credit facility. The existing lenders are not obligated to participate in any incremental term loan facility.

Our obligations under the credit facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The credit facility includes a number of covenants imposing certain restrictions on our business, including, among other things, restrictions on our ability to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions. The credit facility also contains financial covenants requiring us to remain below a maximum consolidated total leverage ratio of 4.25 times, which steps down to 4.00 times beginning December 31, 2021 and then to 3.75 times beginning December 31, 2022, and a minimum consolidated fixed charge coverage ratio of 1.25 times. We were in compliance with the applicable covenants under the credit facility as of December 31, 2020.

The credit facility contains mandatory prepayment feature upon a number of events, including with the proceeds of certain asset sales, proceeds from the issuance of any debt and proceeds of the capital contribution amounts contributed to cure a financial covenant default. The credit facility also includes mandatory prepayments of 50.0% of excess cash flow minus voluntary prepayments of the term loan and, solely to the extent accompanied by a permanent reduction in the revolving commitment, the revolving loan, if our consolidated total leverage ratio for the year ending December 31, 2020 was greater than or equal to 3.25 times and, for any year thereafter, the amount of any such mandatory prepayment shall be reduced to 25.0% of excess cash flow if the leverage ratio is less than 3.00 times. As of December 31, 2020 our leverage ratio, which includes the impact of contingent consideration payable in cash, was 2.7 times. Excluding contingent consideration of $4.4 million related to CTEH estimated 2021 earnings, an amount which may vary given the environmental emergency response nature of their work, our leverage ratio was 2.6 times as of December 31, 2020. The weighted average interest rate on the credit facility as of was 5.8% December 31, 2020.

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

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee	Eurodollar Rate Loans and LIBOR Letter of Credit Fee	Daily Floating Rate Loans	Rate Loans
1	> 3.75 to 1.0	0.50%	4.00%	4.00%	3.00%
2	≤ 3.75 to 1.0 but > 3.00 to 1.0	0.50	3.50	3.50	2.50
3	≤ 3.00 to 1.0 but > 2.25 to 1.0	0.40	3.00	3.00	2.00
4	≤ 2.25 to 1.0	0.30	2.50	2.50	1.50

The weighted average interest rate on the prior senior secured credit facility as of December 31, 2019 was 5.41%. All amounts outstanding under the prior senior secured credit facility were repaid on April 13, 2020.

See Note 13 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Other Prior Indebtedness

In September 2017, we entered into a second lien term loan facility for $40.0 million. Borrowings under this facility bore interest at either LIBOR plus 9.5%, or a base rate equal to the higher of the federal funds rate plus 0.5% and the rate of interest in effect for such day as published by the Wall Street Journal as the prime rate, plus the applicable rate, at our election. We repaid this indebtedness, including a 1.0% prepayment fee, on October 19, 2018, with proceeds received from the issuance of our Series A-1 preferred stock.

In March 2017, we issued $9.9 million of convertible subordinated debt. The subordinated debt carried a 12.0% annual coupon, payable-in-kind, until its maturity. This debt, including accrued interest of $2.0 million, was repaid in full on October 19, 2018, with proceeds received from the issuance of our Series A-1 preferred stock.

Series A-1 Preferred Stock

On October 19, 2018, we issued 12,000 shares of our Series A-1 preferred stock. The Series A-1 preferred stock accrued dividends quarterly at an annual rate of 15.0% with respect to any dividends paid in cash and at an annual rate of 14.2%, compounded quarterly with respect to dividends that are accrued. In the event of a redemption, a holder was guaranteed a minimum of either two or three years of dividends depending on the nature of the redemption. Total accrued and unpaid dividends as of December 31, 2019 were $21.9 million. As of December 31, 2019, we were subject to a maximum consolidated total leverage ratio, including the outstanding principal and accrued dividend on the Series A-1 preferred stock, of 10.0 times as of the end of any fiscal quarter until maturity. We were in compliance with the covenants as of December 31, 2019 and December 31, 2018.

On July 27, 2020, we redeemed in full the Series A-1 preferred stock, including the guaranteed minimum two-year dividend. We used $131.8 million of the IPO proceeds and 1,786,739 shares of common stock to redeem all outstanding shares of the Series A-1 preferred stock.

See Note 16 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Series A-2 Preferred Stock

On April 13, 2020, we issued 17,500 shares of the Series A-2 preferred stock with a par value of $0.0001 per share and the Series A-2 Warrant, with a ten-year exercise period, in exchange for $175.0 million. Prior to the completion of our IPO on July 27, 2020, each share of Series A-2 preferred stock accrued dividends at the rate of 15.0% per annum with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that accrued and compounded, resulting in an annual dividend rate of 15.0%.  Following completion of the IPO, each share of Series A-2 preferred stock accrues dividends at a rate of 9.0% per annum. Following the completion of our IPO, the Series A-2 preferred stock does not mature or have a cash repayment obligation; however, it is redeemable at our option. The Series A-2 preferred stock becomes convertible into our common stock beginning on the four-year anniversary of the Series A-2 preferred stock issuance. Upon the four-year anniversary of the issuance, holders of Series A-2 preferred stock may convert up to $60.0 million of such shares into our common stock at a conversion rate discounted to 85.0% of the volume weighted average trading value, with the permitted amount of Series A-2 preferred stock to be converted increasing at each subsequent anniversary of the issuance until the sixth anniversary, after which all of the Series A-2 preferred stock may be converted at the holder’s option. Following the completion of our IPO and the redemption of our Series A-1 preferred stock on July 27, 2020 with a portion of the proceeds therefrom and newly issued shares of common stock, the Series A-2 preferred stock dividend rate changed to 9.0% per annum with required quarterly cash payments. If permitted under our existing debt facilities, we must pay the Series A-2 preferred stock dividend in cash each quarter.

With respect to any redemption of any share of the Series A-2 preferred stock prior to April 13, 2023, we are subject to a make whole penalty in which the holder is guaranteed at least three years of dividend payments on the redeemed amount.

See Note 17 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Contractual Obligations

The following table summarizes our contractual commitments as of December 31, 2020:

Payments due by period

		Less than 1 year		1-3 years		3-5 years		More than 5 years
(in thousands)	Total	Principal	Interest	Principal	Interest	Principal	Interest	Principal	Interest
Long-term debt obligations(1)	$183,471	$3,281	$180	$18,595	$1,023	$152,030	$8,362	n/a	n/a
Capital lease obligations	6,833	2,302	350	3,736	376	68	1	n/a	n/a
Operating lease obligations(2)	20,723	5,946	n/a	9,823	n/a	3,179	n/a	1,775	n/a
Business acquisitions contingent consideration(3)	54,467	49,902	n/a	4,565	n/a	n/a	n/a	n/a	n/a

(1)	Long-term debt obligations interest calculations assume balances outstanding as of December 31, 2020 under our credit facility.
(2)	We lease office facilities over various terms expiring through 2030. Certain of these operating leases contain rent escalation clauses.
(3)

Estimated fair value of business acquisitions contingent consideration. The maximum contingent consideration amounts payable, if all earn-out criteria are achieved, are $50.7 million in less than one year and $30.2 million in 1 to 3 years, primarily, related to the CTEH Earnout. The CTEH acquisition agreement includes an earn-out provision that provides for the payment of contingent consideration based on CTEH’s 2020 and 2021 results in an aggregate amount not to exceed $80.0 million, with each payment equal to a specified multiple of CTEH’s EBITDA for the relevant year in excess of specified targets. Any earn-out to be paid in respect of fiscal years 2020 and 2021 will be capped at $50.0 million and $30.0 million, respectively, with any payment in respect of 2020 payable, at our discretion, entirely in cash or 50.0% in cash and 50.0% in common stock, and any payment in respect of 2021 payable in cash. See Note 7 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

In addition, the MSE acquisition agreement, which closed effective January 1, 2021, includes an earn-out provision that provides for the payment of additional consideration based on MSE’s results in 2021 and 2022, up to a maximum aggregate amount of $5.0 million. See Note 24 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our audited consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Management evaluated the development and selection of our critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our audited consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies, as well as recently adopted and issued accounting pronouncements that may have an impact on these policies, can be found in Notes 2 and 3 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Use of Estimates

The preparation of the audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates inherent in the preparation of the audited consolidated financial statements include, but are not limited to, management’s forecast of future cash flows used as a basis to assess recoverability of long-lived assets, the allocation of purchase price to tangible and intangible assets, allowances for doubtful accounts, the estimated useful lives over which property and equipment is depreciated and intangible assets are amortized, fair value of contingent consideration payables, the fair value of warrants, fair value of contingent put option, fair value of common stock issued, stock-based compensation expense and deferred taxes. Actual results could materially differ from those estimates.

Revenue Recognition

Revenue is recognized in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. The following is considered by the Company in the recognition of revenue under ASC 606:

The Company’s services are performed under two general types of contracts (i) fixed-price and (ii) time-and-materials. Under fixed-price contracts, customers pay an agreed-upon amount for a specified scope of work agreed to in advance of the project. Under time-and-materials contracts, customers pay for the hours worked and resources used based on agreed-upon rates. Certain of the Company’s time-and-materials contracts are subject to maximum contract amounts. The duration of the Company’s contracts ranges from less than one month to over a year, depending on the scope of services provided.

The Company accounts for individual promises in contracts as separate performance obligations if the promises are distinct. The assessment requires judgment. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Certain contracts in our Measurement and Analysis have multiple performance obligations, most commonly due to the contracts providing for multiple laboratory tests which are individual performance obligations.

For the Measurement and Analysis contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price of each performance obligation. The standalone selling price of each performance obligation is generally determined by the observable price of a service when sold separately.

Fixed fee contracts—On the majority of fixed fee contracts, the Company recognizes revenue, over time, using either the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation, or the cost to cost method, under the time-elapsed basis. The Company determined that the cost to cost method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Under the time-elapsed basis, the arrangement is considered a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e. distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. For a portion of the Company’s laboratory service contracts, revenue is recognized as performance obligations are satisfied over time, with recognition reflecting a series of distinct services using the output method. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.

There are inherent uncertainties in the estimation process for cost to cost contracts, as the estimation of total contract costs is complex, subject to many variables and requires judgment. It is possible that estimates of costs to complete a performance obligation will be revised in the near-term based on actual progress and costs incurred. These uncertainties primarily impact the Company’s contracts in the Remediation and Reuse segment including those contracts associated with Emerging Compounds Treatments Technologies, Inc., which was acquired in August 2019.

Time-and-materials contracts—Time-and-materials contracts contain variable consideration. However, performance obligations qualify for the “Right to Invoice” Practical Expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.

Accounting for Acquisitions

We account for acquisitions using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The purchase price of acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values, and any excess purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. Goodwill represents the premium we pay over the fair value of the net tangible and intangible assets acquired. We may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed, which could require certain significant management assumptions and estimates. Transaction costs associated with acquisitions are expensed as they are incurred.

Goodwill Impairment Analysis

We test goodwill for impairment annually for each reporting unit in the fourth quarter of the fiscal year and between annual tests, if events occur or circumstances change which suggest that goodwill should be evaluated. Such events or circumstances include significant changes in legal factors and business climate, recent losses at a reporting unit, and industry trends, among other factors. A reporting unit is defined as an operating segment or one level below an operating segment. Our impairment tests are performed at the reporting unit level on October 1 every year.

During the impairment test, we estimate the fair value of the reporting unit using income and market approaches, and compare that amount to the carrying value of that reporting unit. In the event the fair value of the reporting unit is determined to be less than the carrying value, goodwill is impaired, and an impairment loss equal to the excess, limited to the total amount of goodwill allocated to the reporting unit, is recognized.

The impairment evaluation process includes, among other things, making assumptions about variables such as revenue growth rates, profitability, discount rates, and industry market multiples, which are subject to a high degree of judgment. Material assumptions used in the impairment analysis included the weighted average cost of capital percent and terminal growth rates.

Contingent Consideration

Some of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of future performance thresholds. For each transaction, we estimate the fair value of contingent consideration payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability. Subsequent changes in the fair value of contingent consideration are recognized as a gain or loss in our consolidated statements of operations. Payments of contingent consideration are reflected in financing activities in our consolidated statements of cash flows to the extent included as part of the initial purchase price, or in operating activities if the payment exceeds the amount included in the initial purchase price.

Embedded Derivatives

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. These embedded derivatives are bifurcated, accounted for at its estimated fair value, which is based on certain estimates and assumptions, and presented separately on the consolidated statements of financial position. Changes in fair value of the embedded derivatives are recognized as a component of other expense on our consolidated statements of operations.

Stock-based Compensation

We currently sponsor two stock incentive plans that allow for issuance of employee stock options and other forms of equity incentives. Under one of the plans, there are certain awards that were issued to non-employees in exchange for their services and are accounted for under ASC 505, Equity-Based Payments to Non-Employees. ASC 505 requires that the fair value of the equity instruments issued to a non-employee be measured on the earlier of: (i) the performance commitment date or (ii) the date the services required under the arrangement have been completed. The fair value of the remaining stock-based payment awards is expensed over the vesting period of each tranche on a straight-line basis. Any modification of an award that increases its fair value will require us to recognize additional expense. The fair value of stock options under its employee stock incentive plan are estimated as of the grant date using the Black-Scholes option valuation model, which is affected by its estimates of the risk-free interest rate, its expected dividend yield, expected term and the expected share price volatility of its common shares over the expected term. No dividend rates are used in the calculation as these are not applicable to us. Forfeitures are recognized as incurred. Employee options are accounted for in accordance with the guidance set forth by ASC 718.

Fair Value of Common Stock

Prior to the completion of our IPO, the fair value of our common stock was estimated based on then available information. This estimate required significant judgment and considered several factors, including valuations of our common stock prepared by an independent third-party valuation firm. The fair value of our common stock was estimated primarily using an income approach based on discounted estimated future cash flows. We also utilized the market approach as an additional reference point to evaluate the reasonableness of the fair value determined under the income approach. These estimates were highly subjective in nature and involved a large degree of uncertainty. Such estimates of the fair value of our common stock were used in the measurement of stock-based compensation expense, warrant options, and the purchase price of business acquisitions for which common stock was an element of the purchase price.

Following our IPO, the fair value is determined based on the closing price of our common stock.

Income Taxes

We account for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enacted date. A valuation allowance is recorded when it is more-likely-than-not some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and we consider all available positive and negative evidence, including future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies in making such assessment. Should a change in circumstances lead to a change in judgment regarding the utilization of deferred tax assets in future years, we will adjust the related valuation allowance in the period such change in circumstances occurs.

For acquired business entities, if we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they relate to new information obtained about facts and circumstances existing as of the acquisition date, those changes are considered a measurement period adjustment and the offset is recorded to goodwill.

We record uncertain tax positions on the basis of the two-step process in which (i) we determine whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we would recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. We have determined that there are no uncertain tax positions as of December 31, 2020 and December 31, 2019. We classify interest and penalties recognized on uncertain tax positions as a component of income tax expense.

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

Non-GAAP Financial Information

In addition to our results under GAAP, in this Annual Report on Form 10-K we also present certain other supplemental financial measures of financial performance that are not required by, or presented in accordance with, GAAP, including Adjusted EBITDA and Adjusted EBITDA margin. We calculate Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense and acquisition-related costs, as set forth in greater detail in the table below. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues for a given period.

Adjusted EBITDA and Adjusted EBITDA margin are two of the primary metrics used by management to evaluate our financial performance and compare it to that of our peers, evaluate the effectiveness of our business strategies, make budgeting and capital allocation decisions, and in connection with our executive incentive compensation. These measures are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. Further, we believe they are helpful in highlighting trends in our operating results because they allow for more consistent comparisons of financial performance between periods by excluding gains and losses that are non-operational in nature or outside the control of management, as well as items that may differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments.

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

The following is a reconciliation of our net loss to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Net loss	$(57,949)	$(23,557)	$(16,491)	$(10,549)	$(8,946)
Interest expense	13,819	6,755	11,085	5,815	3,072
Income tax expense (benefit)	851	(3,121)	(4,968)	(7,196)	(4,124)
Depreciation and amortization	37,274	27,705	23,915	18,828	15,023
EBITDA	(6,005)	7,782	13,541	6,898	5,025
Stock-based compensation(1)	4,849	4,345	5,794	6,490	2,572
Start-up losses and investment in new services(2)	2,182	1,044	181	1,534	811
Acquisition costs(3)	4,344	3,474	1,589	1,323	317
Fair value changes in derivatives(4)	11,007	7,100	(352)	—	—
Fair value changes in warrant options(4)	9,312	4,060	—	—	—
Expenses related to financing transactions(5)	378	—	398	152	110
Fair value changes in business acquisitions contingent consideration(6)	12,942	1,392	(158)	(1,312)	—
Insurance gain(7)	—	—	—	(1,700)	(1,281)
Short term purchase accounting fair value adjustment to deferred revenue(8)	243	858	—	—	—
IPO expense and secondary offering costs (9)	7,657	610	—	—	—
Discontinued service lines and closing of Berkley lab (10)	5,662	577	(1,680)	(352)	(650)
Other losses and expenses(11)	1,905	—	—	800	425
Adjusted EBITDA	$54,476	$31,242	$19,313	$13,833	$7,329

(1)	Represents non-cash stock-based compensation expenses related to option awards issued to employees and restricted stock grants issued to directors.
(2)

During the years ended December 31, 2020 and 2019, start-up losses related to losses incurred on (i) the expansion of lab testing methods and lab capacity, including into new geographies, (ii) expansion of our Canadian testing capacity in advance of new regulations, (iii) expansion of our Remediation services into new geographies and (iv) expansion into Europe in advance of projects driven by new regulations. In fiscal year 2018, start-up losses relate to investments in expanding our Remediation and Reuse segment capabilities. In fiscal year 2017, start-up losses relate to the opening of a new lab. In fiscal year 2016, start-up losses relate to expanding the geographical footprint of our air testing service line.

(3)	Includes financial and tax diligence, consulting, legal, valuation, accounting and travel costs and acquisition-related incentives related to our acquisition activity.
(4)

For the years ended December 31, 2020 and 2019, amounts relate to the change in fair value of the embedded derivatives and warrant options attached to the Series A-1 preferred stock and the Series A-2 preferred stock. In the year ended December 31, 2018, amount represents the change in the value of the embedded derivative in the convertible subordinated debt repaid in October 2018. See Notes 16 and 17 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

(5)

For the year ended December 31, 2020, amount represents non-capitalizable expenses associated with the issuance of the warrants in connection with the Series A-2 preferred stock. For the years ended December 31, 2018, 2017, and 2016, amounts represent non-capitalizable expenses associated with refinancing and amending our debt facilities. See Notes 13 and 17 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

(6)

Reflects the difference between the expected settlement value of acquisition related earn-out payments at the time of the closing of acquisitions and the expected (or actual) value of earn-outs at the end of the relevant period.

(7)	Represents the gain from insurance proceeds received in 2017 and 2016 related to a fire in one of our environmental laboratories that occurred in June 2016.
(8)	Represents the impact of the fair value adjustment to the carrying value of deferred revenue as of the date of acquisition of ECT2.
(9)	Represents expenses incurred by us to prepare for our initial public offering, as well as costs from IPO-related bonuses, and costs related to the November 2020 secondary public offering.
(10)	Represents loss (earnings) from the Discontinued Service Lines and the Berkeley lab. See “—Overview—Key Factors that Affect Our Business and Our Results.”

(11)

Represents non-operational charges incurred as a result of lease abandonments in 2020, 2017, and 2016, and non-capitalizable ERP implementation and software abandonment costs in 2020 as a result of the implementation of a new ERP.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2020, a 1.0% increase in interest rates above the 1.0% LIBOR floor on the term loan would increase annual income (loss) before income taxes by approximately $1.7 million. Due to the 1.0% LIBOR floor under the terms of the term loan, and the LIBOR rate of 0.2% in effect on the revolver at December 31, 2020, any decrease in LIBOR rates would have had a de minimis benefit to annual income (loss) before income taxes.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	78
Statements of Financial Position	79
Statements of Operations and Comprehensive Loss	80
Statements of Convertible Preferred Stock, Redeemable Series A-1 Preferred Stock, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ Equity (Deficit)	81
Statements of Cash Flows	82
Notes to Consolidated Financial Statements	84

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Montrose Environmental Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Montrose Environmental Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock, redeemable series A-1 preferred stock, convertible and redeemable series A-2 preferred stock, and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 24, 2021

We have served as the Company’s auditor since 2016.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$34,386	$6,411
Restricted cash	495	473
Accounts receivable—net	54,102	45,927
Contract assets	38,576	13,605
Prepaid and other current assets	6,709	5,618
Income tax receivable	—	1,205
Total current assets	134,268	73,239
NON-CURRENT ASSETS:
Property and equipment—net	34,399	27,036
Goodwill	274,667	127,058
Other intangible assets—net	154,854	102,549
Other assets	4,538	1,956
TOTAL ASSETS	$602,726	$331,838
LIABILITIES, REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRD STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$34,621	$29,585
Accrued payroll and benefits	21,181	11,032
Business acquisitions contingent consideration, current	49,902	8,614
Warrant option	—	16,878
Income tax payable	256	—
Current portion of long-term debt	5,583	7,143
Total current liabilities	111,543	73,252
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	4,565	379
Other non-current liabilities	2,523	—
Deferred tax liabilities—net	2,815	3,530
Conversion option	20,886	—
Contingent put option	—	7,100
Long-term debt—net of deferred financing fees	170,321	145,046
Total liabilities	312,653	229,307
COMMITMENTS AND CONTINGENCIES
REDEEMABLE SERIES A-1 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 0 and 12,000 at December 31, 2020 and 2019; aggregate liquidation preference of $141.9 million at December 31, 2019	—	128,822
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 and 0 at December 31, 2020 and 2019, respectively; aggregate liquidation preference of $182.2 million at December 31, 2020	152,928	—
STOCKHOLDERS’ EQUITY (DEFICIT) :
Common stock, $0.000004 par value; authorized shares: 190,000,000 and 25,000,000 at December 31, 2020 and 2019, respectively; issued and outstanding shares: 24,932,527 and 8,370,107 at December 31, 2020 and 2019, respectively	—	—
Additional paid-in capital	259,427	38,153
Accumulated deficit	(122,353)	(64,404)
Accumulated other comprehensive income (loss)	71	(40)
Total stockholders’ equity (deficit)	137,145	(26,291)
TOTAL LIABILITIES, REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$602,726	$331,838

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUES	$328,243	$233,854	$188,805
COST OF REVENUES (exclusive of depreciation and amortization shown below)	215,492	163,983	134,734
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	78,638	49,109	40,953
INITIAL PUBLIC OFFERING EXPENSE	6,908	610	—
FAIR VALUE CHANGES IN BUSINESS ACQUISITIONS CONTINGENT CONSIDERATION	12,942	1,392	(158)
DEPRECIATION AND AMORTIZATION	37,274	27,705	23,915
LOSS FROM OPERATIONS	(23,011)	(8,945)	(10,639)
OTHER EXPENSE:
Other (expense) income	(20,268)	(10,978)	265
Interest expense—net	(13,819)	(6,755)	(11,085)
Total other expenses—net	(34,087)	(17,733)	(10,820)
LOSS BEFORE BENEFIT FROM INCOME TAXES	(57,098)	(26,678)	(21,459)
INCOME TAXES EXPENSE (BENEFIT)	851	(3,121)	(4,968)
NET LOSS	$(57,949)	$(23,557)	$(16,491)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	111	(40)	—
COMPREHENSIVE LOSS	$(57,838)	$(23,597)	$(16,491)

CONVERTIBLE PREFERRED STOCK DEEMED DIVIDEND, NET OF RETURN FROM HOLDERS	—	—	(932)
ACCRETION OF REDEEMABLE SERIES A- 1 PREFERRED STOCK	(17,601)	(19,616)	(3,605)
REDEEMABLE SERIES A-1 PREFERRED STOCK DEEMED DIVIDEND	(24,341)	—	—
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(6,970)	—	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(106,861)	$(43,173)	$(21,028)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	16,479	8,789	7,533
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED	$(6.48)	$(4.91)	$(2.79)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Convertible Preferred Stock		Redeemable Series A-1 Preferred Stock		Convertible and Redeemable Series A-2 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Notes Receivable from	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Income (Loss)	(Deficit)
BALANCE—January 1, 2018	69,817	$45,017	—	$—	—	—	7,287,495	—	$30,079	$(24,356)	$(122)	—	$5,601
Net loss	—	—	—	—	—	—	—	—	—	(16,491)	—	—	(16,491)
Convertible preferred stock deemed dividend, net of return from holders	—	932	—	—	—	—	—	—	(932)	—	—	—	(932)
Conversion of convertible preferred stock into cash	(48,075)	(30,986)	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(21,742)	(14,963)	—	—	—	—	674,008	—	14,963	—	—	—	14,963
Issuance of redeemable series A-1 preferred stock, net of transaction costs and warrant	—	—	12,000	105,601	—	—	—	—	—	—	—	—	—
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	—	—	3,605	—	—	—	—	(3,605)	—	—	—	(3,605)
Repurchase of common stock	—	—	—	—	—	—	(277,714)	—	(2,722)	—	—	—	(2,722)
Repurchase of options	—	—	—	—	—	—	—	—	(1,372)	—	—	—	(1,372)
Stock-based compensation	—	—	—	—	—	—	—	—	5,794	—	—	—	5,794
Common stock issued	—	—	—	—	—	—	453,982	—	5,664	—	—	—	5,664
BALANCE—December 31, 2018	—	—	12,000	109,206	—	—	8,137,771	—	47,869	(40,847)	(122)	—	6,900
Net loss	—	—	—	—	—	—	—	—	—	(23,557)	—	—	(23,557)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	—	—	19,616	—	—	—	—	(19,616)	—	—	—	(19,616)
Stock-based compensation	—	—	—	—	—	—	—	—	4,345		—	—	4,345
Common stock issued	—	—	—	—	—	—	232,336	—	5,555	—	—	—	5,555
Collection of notes receivable from stockholders	—	—	—	—	—	—	—	—	—	—	122	—	122
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(40)	(40)
BALANCE—December 31, 2019	—	—	12,000	128,822	—	—	8,370,107	—	38,153	(64,404)	—	(40)	(26,291)
Net loss	—	—	—	—	—	—	—	—	—	(57,949)	—	—	(57,949)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	—	—	17,601	—	—	—	—	(17,601)	—	—	—	(17,601)
Series A-1 preferred stock deemed dividend	—	—	—	24,341	—	—	—	—	(24,341)	—	—	—	(24,341)
Redemption of the series A-1 preferred stock	—	—	(12,000)	(170,764)	—	—	1,786,739	—	26,801	—	—	—	26,801
Issuance of the convertible and redeemable series A-2 preferred stock	—	—	—	—	17,500	152,928	—	—	—	—	—	—	—
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	—	—	(6,970)	—	—	—	(6,970)
Exercise of the series A-1 and series A-2 preferred stock warrant	—	—	—	—	—	—	2,534,239	—	56,312	—	—	—	56,312
Stock-based compensation	—	—	—	—	—	—	—	—	4,849	—	—	—	4,849
Common stock issued	—	—	—	—	—	—	859,227	—	25,383	—	—	—	25,383
Issuance of common stock in connection with initial public offering, net of issuance costs of $15.6 million	—	—	—	—	—	—	11,500,000	—	156,841	—	—	—	156,841
Cancellation of shares	—	—	—	—	—	—	(117,785)	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	111	111
BALANCE—December 31, 2020	—	$—	—	$—	17,500	$152,928	24,932,527	$—	$259,427	$(122,353)	$—	$71	$137,145

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net loss	$(57,949)	$(23,557)	$(16,491)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for bad debt	4,532	1,246	—
Depreciation and amortization	37,274	27,705	23,915
Stock-based compensation expense	4,849	4,345	5,794
Fair value changes in embedded derivatives	11,007	7,100	(352)
Fair value changes in business acquisitions contingent consideration	12,942	1,392	(158)
Fair value changes in the warrant options	9,312	4,060	—
Deferred income taxes	851	(3,121)	(4,968)
Amortization of deferred financing costs	1,810	560	1,672
Other	278	(363)	(406)
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	(19,202)	(6,588)	(9,997)
Prepaid expenses and other current assets	(956)	(2,461)	(101)
Accounts payable and other accrued liabilities	601	6,085	(2,202)
Accrued payroll and benefits	6,072	2,248	449
Payment of contingent consideration and other assumed purchase price obligations	(6,390)	—	—
Other assets	(3,181)	(1,609)	—
Net cash provided by (used in) operating activities	$1,850	$17,042	$(2,845)
INVESTING ACTIVITIES:
Proceeds from property insurance	—	360	43
Purchases of property and equipment	(7,206)	(4,692)	(3,772)
Proceeds received from the sale of property and equipment	20	260	166
Proprietary software development and software licenses costs	(570)	(21)	(337)
Payment of assumed purchase price obligations	—	(1,520)	(548)
Proceeds from net working capital adjustment related to acquisitions	1,939	—	—
Cash paid for acquisitions—net of cash acquired	(173,923)	(81,370)	(45,835)
Net cash used in investing activities	$(179,740)	$(86,983)	$(50,283)
FINANCING ACTIVITIES:
Proceeds from line of credit	104,390	146,338	109,383
Payments on line of credit	(201,980)	(68,747)	(89,383)
Proceeds from term loans	175,000	—	35,333
Repayment of term loans	(49,844)	(1,250)	(71,590)
Payment of contingent consideration and other assumed purchase price obligations	(6,004)	(1,113)	(2,009)
Repayment of capital leases	(2,848)	(1,972)	(1,010)
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs	161,288	—	—
Payments of deferred offering costs	(4,164)		—
Debt issuance and extinguishment cost	(5,217)	(435)	(1,299)
Proceeds from issuance of common stock	408	1,509	30
Issuance of series A-1 and series A-2 preferred stock and warrant, net of issuance costs	173,664	—	118,419
Redemption of the series A-1 preferred stock	(131,821)	—	—
Dividend payment to the series A-2 shareholders	(6,970)	—	—
Collection of notes receivable	—	122	—
Repayment of subordinated debt	—	—	(11,944)
Repurchase of options	—	—	(1,372)
Conversion of convertible preferred stock into cash	—	—	(30,986)
Repurchase of common stock	—	—	(2,722)
Net cash provided by financing activities	$205,902	$74,452	$50,850
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	28,012	4,511	(2,278)
(continued in next page)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Foreign exchange impact on cash balance	(15)	(116)	—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	6,884	2,489	4,767
End of year	$34,881	$6,884	2,489
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$11,947	$5,891	7,924
Cash paid for income tax	$171	$1,205	596
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock deemed dividend—net of return from holders	$24,341	$—	$932
Redemption of preferred stock in common shares	$26,801	$—	$14,963
Accrued purchases of property and equipment	$432	$975	793
Property and equipment purchased under capital leases	$2,113	$4,347	3,116
Accretion of the redeemable series A-1 preferred stock to redeemable value	$17,601	$19,616	3,605
Common stock issued to acquire new businesses	$25,000	$4,047	5,634
Acquisitions unpaid contingent consideration	$54,467	$5,402	4,760
Offering costs included in accounts payable and other accrued liabilities	$—	$1,240	154
Write off of the subordinated debt embedded derivative	$—	$—	2,295
(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 70 offices across the United States, Canada and Australia and over 1,800 employees as of December 31, 2020.

Montrose is an environmental services company serving the recurring environmental needs of a diverse client base, including Fortune 500 companies and Federal, State and local government through the following three segments:

Assessment, Permitting and Response—Through its Assessment, Permitting and Response segment, Montrose provides scientific advisory and consulting services to support environmental assessments, environmental emergency response, and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. The Company’s technical advisory and consulting offerings include regulatory compliance support and planning, environmental, ecosystem and toxicological assessments and support during responses to environmental disruption. Montrose helps clients navigate regulations at the local, state, provincial and federal levels.

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

Remediation and Reuse—Through its Remediation and Reuse segment, Montrose provides clients with engineering, design, implementation and operations and maintenance services, primarily to treat contaminated water, remove contaminants from soil or create biogas from waste. The Company does not own the properties or facilities at which it implements these projects or the underlying liabilities, nor does it own material amounts of the equipment used in projects; instead, the Company assists clients in designing solutions, managing projects and mitigating their environmental risks and liabilities at their locations.

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

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include, but are not limited to, management’s forecasts of future cash flows used as a basis to assess recoverability of goodwill and long-lived assets, the allocation of purchase price to tangible and intangible assets, allowances for doubtful accounts, the estimated useful lives over which property and equipment is depreciated and intangible assets are amortized, the fair value of contingent consideration payables, the fair value of warrants, the fair value of the contingent put option, the fair value of common stock issued, stock-based compensation expense and deferred taxes. These estimates could materially differ from actual results.

Cash—The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company considers cash deposits in banks as cash with original maturities at purchase of three months or less as cash equivalents.

Cash, long-term debt and financial instruments subject the Company to concentrations of credit risk. To minimize the risk of credit loss, these financial instruments are primarily held with large, reputable financial institutions. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk associated with these accounts.

Restricted Cash—Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the Company’s consolidated statements of financial position. The Company’s restricted cash balance is related to deposit funds that serve as a performance guarantee for certain ongoing projects with the Australian government.

Cloud Computing Arrangements—The Company capitalizes certain implementation costs incurred related to cloud computing arrangements that are service contracts. Such costs are amortized on a straight-line basis over the term of the associated hosting arrangement. Any capitalized amounts related to such arrangements are recorded within other assets on the consolidated statements of financial position.

Financial Instruments— Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The inputs to the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.

The Company considers the carrying values of cash, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate fair value for these financial instruments due to the short maturities of these instruments. The Company’s embedded option, contingent put option, warrant options and any acquisition’s contingent consideration are/ were carried at fair value and determined according to the fair value hierarchy above.

The Company’s variable rate borrowings under its Credit Facility (Note 13) is tied to market indices and, thus, approximate fair value. The estimated fair value of the long-term debt under the credit facility is based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities.

Impairment of Long-Lived Assets—Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property and equipment should be assessed. When such events or changes in circumstances are present, the Company estimates the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, the Company recognizes an impairment based on the fair value of such assets. As of December 31, 2020 and 2019, management determined that there was no impairment of long-lived assets.

Acquisitions—The Company first assesses whether the acquisition represents a purchase of assets or a business. If the transaction is a business acquisition, the Company accounts for the acquisition using business combination accounting, which requires that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. The purchase price of acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on estimated fair values, and any excess purchase price over the identifiable assets acquired and liabilities assumed is recorded as goodwill. Goodwill represents the premium the Company pays over the fair value of the net tangible and intangible assets acquired. The Company may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed, which could require certain significant management assumptions and estimates. Transaction costs associated with acquisitions of businesses are expensed as they are incurred.

Goodwill—Goodwill is not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value of the reporting unit may have occurred. The Company performs its goodwill test at the reporting unit level. The goodwill impairment test is performed on October 1 every year.

The annual evaluation for impairment of goodwill does not include a qualitative assessment and proceeds directly to a two-step quantitative test. The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value exceeds its carrying amount, these assets are not considered impaired and the second step of the test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step measures the impairment loss, if any. The second step compares the implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is determined in the same manner as used in determining the fair value of assets recognized in a business combination. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

During 2020, the fair value of the Laboratories reporting unit exceeded its carrying value, as the carrying value of the reporting unit was negative on the date of the impairment test. The fair value also exceeded the carrying value of the total assets of the reporting unit. Management determined that no impairment of goodwill existed as of the testing dates (October 1, 2020 and October 1, 2019). Also, no triggering events or changes in circumstances occurred during the period October 1, 2020 through December 31, 2020 that would warrant retesting goodwill for impairment.

Business Acquisitions Contingent Consideration— Some of the Company’s acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of future performance thresholds. For each transaction, the Company estimates the fair value of contingent consideration payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability. Subsequent changes in the fair value of contingent consideration are recognized as a gain or loss in the consolidated statements of operations. Payments of contingent consideration are reflected in financing activities in the consolidated statements of cash flows to the extent included as part of the initial purchase price, or in operating activities if the payment exceeds the amount included in the initial purchase price.

Embedded Derivatives—Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. During 2017, the Company recorded an embedded derivative related to the issuance of the subordinated debt. The derivative was de-recognized and written off in 2018 with the payoff of the subordinated debt. During 2019, the Company recorded an embedded derivative related to the contingent put option attached to the Redeemable Series A-1 Preferred Stock which was subsequently de-recognized and written off in 2020 with the payoff of the Series A-1 Preferred Stock (Note 16). During 2020, the Company recorded a compound embedded derivative related to the Convertible and Redeemable Series A-2 Preferred Stock (Note 17).

These embedded derivatives were bifurcated, accounted for at its fair value and presented separately on the consolidated statements of financial position. Changes in fair value of the embedded derivatives were recognized as a component of other expense on the Company’s consolidated statements of operations.

Foreign Currency—The Company has operations in the United States, Canada and Australia. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the exchange rate as of the date of the consolidated statement of financial position and equity is translated using historical rates. Adjustments resulting from the translation of the consolidated financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net income loss and instead are accumulated in a separate component of stockholders’ equity (deficit). Foreign exchange transaction gains and losses are included in selling, general and administrative expense on the consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss), as presented on the consolidated statements of convertible preferred stock, redeemable series A-1 preferred stock, convertible and redeemable series A-2 preferred stock and stockholders’ equity (deficit), consists of unrealized gains and losses on foreign currency translation. There were no unrealized gains or losses on foreign currency translation during 2018. Comprehensive loss is not included in the computation of income tax benefit.

Revenue Recognition—Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. The following is considered by the Company in the recognition of revenue under ASC 606:

The Company’s services are performed under two general types of contracts (i) fixed-price and (ii) time-and-materials. Under fixed-price contracts, customers pay an agreed-upon amount for a specified scope of work agreed to in advance of the project. Under time-and-materials contracts, customers pay for the hours worked and resources used based on agreed-upon rates. Certain of the Company’s time-and-materials contracts are subject to maximum contract amounts. The duration of the Company’s contracts ranges from less than one month to over a year, depending on the scope of services provided.

The Company accounts for individual promises in contracts as separate performance obligations if the promises are distinct. The assessment requires judgment. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Certain contracts in the Company’s Measurement and Analysis have multiple performance obligations, most commonly due to the contracts providing for multiple laboratory tests which are individual performance obligations.

For the Measurement and Analysis contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price of each performance obligation. The standalone selling price of each performance obligation is generally determined by the observable price of a service when sold separately.

Fixed fee contracts—On the majority of fixed fee contracts, the Company recognizes revenue, over time, using either the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation (“cost to cost method”), under the time-elapsed basis. The Company determined that the cost to cost method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Under the time-elapsed basis, the arrangement is considered a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e. distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. For a portion of the Company’s laboratory service contracts, revenue is recognized as performance obligations are satisfied over time, with recognition reflecting a series of distinct services using the output method. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.

There are inherent uncertainties in the estimation process for cost to cost contracts, as the estimation of total contract costs is complex, subject to many variables and requires judgment. It is possible that estimates of costs to complete a performance obligation will be revised in the near-term based on actual progress and costs incurred. These uncertainties primarily impact the Company’s contracts in the Remediation and Reuse segment including those contracts associated with Emerging Compounds Treatments Technologies, Inc. which was acquired in August 2020.

Time-and-materials contracts—Time-and-materials contracts contain variable consideration. However, performance obligations qualify for the “Right to Invoice” Practical Expedient. Under this practical expedient, the Company is allowed to recognize revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company has a right to consideration from a customer in an amount that directly corresponds with the value to the customer of the Company’s performance completed to date.

Segment Reporting—Operating segments are components of an enterprise for which discrete financial reporting information is available and evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has identified its Chief Executive Officer as the CODM. The CODM views the Company’s operations and manages the businesses as three operating segments, which are also the Company’s reportable segments: (i) Assessment, Permitting and Response, (ii) Measurement and Analysis, and (iii) Remediation and Reuse. The CODM reviews the operating results of these segments on a regular basis and allocates company resources depending on the needs of each group and the availability of resources.

Cost of Revenues—Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment rental and other outside services, field and lab supplies, vehicle costs and travel-related expenses.

Selling, General and Administrative Expenses—Selling, general and administrative expenses consist of indirect costs, including management and executive compensation, corporate costs related to finance, accounting, human resources, information technology, legal, administrative, safety, professional services, rent and other general expenses.

Offering Costs and Initial Public Offering Expense—The offering costs associated with the IPO mainly consisted of legal, accounting and filing fees. Total IPO offering costs of $4.2 million, were deferred through the date of the IPO, and then capitalized and offset against proceeds received in the IPO. Initial public offering expenses that were determined to be non-capitalizable were expensed as incurred and are shown separately on the Consolidated Statements of Operations and Comprehensive Loss.

Stock-Based Compensation—The Company currently sponsors two stock incentive plans that allow for issuance of employee stock options, restricted stock awards, restricted stock units and other awards. Under one of the plans, there are certain awards that were issued to non-employees in exchange for their services and are accounted for under ASC 505, Equity-Based Payments to Non-Employees. ASC 505 requires that the fair value of the equity instruments issued to a non-employee be measured on the earlier of: (i) the performance commitment date or (ii) the date the services required under the arrangement have been completed. The fair value of the remaining stock-based payment awards is expensed over the vesting period of each tranche on a straight-line basis. Any modification of an award that increases its fair value will require the Company to recognize additional expense. The fair value of stock options under its employee stock incentive plan are estimated as of the grant date using the Black-Scholes option valuation model, which is affected by its estimates of the fair value of common stock, risk-free interest rate, its expected dividend yield, expected term and the expected share price volatility of its common shares over the expected term. No dividend rates are used in the calculation as these are not applicable to the Company.

Forfeitures are recognized as incurred. Employee options are accounted for in accordance with the guidance set forth by ASC 718, Stock Based Compensation.

Fair Value of Common Stock— Prior to the Company’s IPO, due to the absence of an active market for the Company’s common stock, the fair value of the Company’s common stock was estimated based on current available information. This estimate required significant judgment and considered several factors, including valuations of the Company’s common stock prepared by an independent third-party valuation firm. The fair value of the Company’s common stock was estimated primarily using an income approach based on discounted estimated future cash flows. The Company also utilized the market approach as an additional reference point to evaluate the reasonableness of the fair value determined under the income approach. These estimates were highly subjective in nature and involved a large degree of uncertainty. Such estimates of the fair value of the Company’s common stock were used in the measurement of stock-based compensation expense, warrant options, and the purchase price of business acquisitions for which common stock is an element of the purchase price.

Following the IPO by the Company, valuation models, including estimates and assumptions used in such models, are not necessary to estimate the fair value of the Company’s common stock, as shares of the Company’s common stock are traded in the public market and the fair value is determined based on the closing price of the Company’s common stock.

Income Taxes— The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enacted date. A valuation allowance is recorded when it is more-likely-than-not some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers all available positive and negative evidence, including future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies in making such assessment. Should a change in circumstances lead to a change in judgment regarding the utilization of deferred tax assets in future years, the Company will adjust the related valuation allowance in the period such change in circumstances occurs.

A valuation allowance is recorded when it is more-likely-than-not some of the deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers all available positive and negative evidence, including future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies in making such assessment. Should a change in circumstances lead to a change in judgment regarding the utilization of deferred tax assets in future years, the Company will adjust the related valuation allowance in the period such change in circumstances occurs.

For acquired business entities, if the Company identifies changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they relate to new information obtained about facts and circumstances existing as of the acquisition date, those changes are considered a measurement period adjustment and the offset is recorded to goodwill.

The Company records uncertain tax positions on the basis of the two-step process in which (i) it determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions as of December 31, 2020 and 2019. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

3. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. Under the revised guidance, the accounting for awards issued to non-employees will be similar to the accounting for employee awards. The new guidance is effective for fiscal years beginning after December 15, 2019. The standard was adopted as of January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The revised guidance eliminates Step 2 of the current goodwill impairment analysis test, which requires hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance was adopted as of January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements.

   Recently Issued Accounting Pronouncements Not Yet Adopted— In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as LIBOR. ASU 2020-04 was effective upon issuance. The Company may elect to apply the guidance prospectively through December 31, 2022. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends certain guidance to promote consistent application. ASU 2019-12 is effective for the Company’s annual and interim periods beginning on January 1, 2021, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company does not anticipate the adoption of this standard to have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to trade receivables. The new guidance will be effective for the Company’s annual and interim periods beginning after December 15, 2022. The Company does not anticipate the adoption of this standard to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), to improve financial reporting regarding leasing transactions. The ASU primarily affects the accounting by the lessee in that it requires a lessee to recognize lease assets and liabilities, initially measured at the present value of the lease payments, on the balance sheets for those leases classified as operating leases under previous guidance. The new leasing standard is effective for the Company’s annual and interim periods beginning after December 15, 2021. The Company anticipates a material increase in assets and liabilities due to the recognition of the required right-of-use asset and corresponding liability for all significant lease obligations that are currently classified as operating leases.

4. REVENUES AND ACCOUNTS RECEIVABLE

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

Remediation and Reuse Revenues—Remediation and Reuse revenues are generated from operating and maintenance (“O&M”) services (on biogas and waste water treatment facilities), as well as remediation, monitoring and environmental compliance services. Services on the majority of O&M contracts are provided under long-term fixed-fee contracts. Remediation, monitoring and environmental compliance contracts are predominantly fixed-fee and time-and-materials based.

Disaggregation of Revenue—We disaggregate revenue by our operating segments. The Company believes disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue disclosures are provided in Note 20, Segment Information.

Contract Balances—The Company presents contract balances for unbilled receivables (contract assets), as well as customer advances, deposits and deferred revenue (contract liabilities) within contract assets and accounts payable and accrued expenses, respectively, on the consolidated statements of financial position. Amounts are generally billed at periodic intervals (e.g., weekly, bi-weekly or monthly) as work progresses in accordance with agreed-upon contractual terms. The Company utilizes the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component as the period between when the Company transfers services to a customer and when the customer pays for those services is one year or less. Amounts recorded as unbilled receivables are generally for services the Company is not entitled to bill based on the passage of time. Under certain contracts, billing occurs subsequent to revenue recognition, resulting in contract assets. The Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.

The following table presents the Company’s contract balances as of December 31:

	2020	2019
Contract assets	$38,576	$13,605
Contract liabilities	6,114	3,314

Contracts assets acquired through business acquisitions amounted to $6.5 million and $0.7 million as of December 31, 2020 and 2019, respectively. Contract liabilities acquired through business acquisitions amounted to zero and $2.2 million as of December 31, 2020 and 2019, respectively. Revenue recognized during the year ended December 31, 2020, included in the contract liability balance at the beginning of the year was $1.7 million. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior periods during the year ended December 31, 2020 was not material.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on fixed price contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new fixed fee contracts or additions to existing fixed fee contracts and decreases as revenue is recognized on existing fixed fee contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of December 31, 2020 and 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $24.4 million and $13.0 million, respectively. As of December 31, 2020, the Company expected to recognize approximately $23.7 million of this amount as revenue within the next year and $0.7 million the year after.

Accounts Receivable, Net—Accounts receivable, net as of December 31, consisted of the following:

	2020	2019
Accounts receivable, invoiced	$57,228	$46,643
Accounts receivable, other	1,139	611
Allowance for doubtful accounts	(4,265)	(1,327)
Accounts receivable—net	$54,102	$45,927

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable are shown on the face of the consolidated statements of financial position, net of an allowance for doubtful accounts. In determining the allowance for doubtful accounts, the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends. Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19. The COVID-19 pandemic has added uncertainty to the collectability of certain receivables, particularly in industries hard hit by the pandemic. Partially as a result, the Company recorded $4.5 million of bad debt expense for the year ended December 31, 2020. The bad debt adjustment included a $2.1 million reserve for one customer in the Company’s Remediation and Reuse segment in which management concluded to discontinue select service lines as of March 31, 2020 (Note 20). For all periods presented, no customer accounted for more than 10.0% of revenue. The Company has one customer who accounted for 10.2% of our gross accounts receivable as of December 31, 2020. The Company did not have any customers that exceeded 10.0% of our gross accounts receivable as of December 31, 2019. The Company performs ongoing credit evaluations, maintains trade credit insurance on a majority of its customers and based on past collection experience, the Company believes that the receivable balances from these largest customers did not represent a significant credit risk.

	Beginning Balance	Bad Debt Expense	Charged to Allowance	Other(1)	Ending Balance
Year ended December 31, 2020	$1,327	$4,532	$(2,633)	$1,039	$4,265
Year ended December 31, 2019	453	1,246	(546)	175	$1,327

(1)	This amount consists of additions to the allowance due to business acquisitions.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of December 31, consisted of the following:

	2020	2019
Deposits	$708	$605
Prepaid expenses	3,510	1,405
Supplies	2,491	2,368
Offering costs	—	1,240
Prepaid and other current assets	$6,709	$5,618

6. PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost or estimated fair value for assets acquired through business combinations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term, including options that are deemed to be reasonably assured, or the estimated useful life of the improvement.

Property and equipment, net, as of December 31, consisted of the following:

	Estimated Useful Life	2020	2019
Lab and test equipment	7 years	$18,631	$14,810
Vehicles	5 years	13,320	11,073
Equipment	3-7 years	32,177	29,922
Furniture and fixtures	7 years	2,938	1,119
Leasehold improvements	7 years	6,767	5,954
Aircraft	10 years	834	—
Building	39 years	2,975	—
		77,642	62,878
Land		725	—
Construction in progress		219	796
Less accumulated depreciation and amortization		(44,187)	(36,638)
Total property and equipment—net		$34,399	$27,036

Total depreciation expense included on the consolidated statements of operations was $8.4 million, $7.7 million and $7.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

7. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired several businesses during the years ended December 31, 2020, 2019 and 2018. The results of each of those acquired businesses are included in the consolidated financial statements beginning on the respective acquisition dates. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

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

Other purchase price obligations (primarily deferred purchase price liabilities and target working capital liabilities or receivables) are included on the consolidated statements of financial position in accounts payable and other accrued liabilities, other non-current liabilities or accounts receivable-net in the case of working capital deficits. Contingent consideration outstanding from acquisitions are included on the consolidated statements of financial position in business acquisition contingent consideration, current or in business acquisitions contingent consideration, long-term. These obligations are scheduled to be settled if certain performance thresholds are met.
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

Transaction costs related to business combinations totaled $4.3 million, $2.4 million and $1.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. These costs are expensed within selling, general and administrative expense in the accompanying consolidated statements of operations.

The cash payment made to acquire The Center for Toxicology and Environmental Health, L.L.C. (“CTEH”) was funded through the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 17) and the common stock portion of the purchase price was funded through the issuance of 791,139 shares of common stock. Cash payments made to acquire businesses during the year ended December 31, 2019 and 2018, were funded through the Company’s prior senior secured credit facility (Note 13).

2020 Acquisitions

The Center for Toxicology and Environmental Health, L.L.C.—In April 2020, the Company completed the acquisition of CTEH by acquiring 100.0% of its membership interests. CTEH is an environmental consulting company headquartered in Arkansas that specializes in environmental response and toxicology. The transaction qualified as an acquisition of a business and is accounted for as a business combination.

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

The following table summarizes the elements of purchase price of the acquisitions completed during 2020:

	Cash	Common Stock	Other Purchase Price Component Current	Other Purchase Price Component Long Term	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
CTEH	$175,000	$25,000	$(1,939)	$—	$34,451	$10,543	$243,055
All other acquisitions	450	—	50	100	210	—	810
	$175,450	$25,000	$(1,889)	$100	$34,661	$10,543	$243,865

The contingent consideration elements of the purchase price of the acquisitions is related to earn-outs which are based on the expected achievement of revenue or earnings thresholds as of the date of the acquisition and for which the maximum potential amount is limited.

CTEH first year earnout is to be calculated at twelve times CTEH’s 2020 EBITDA (as defined in the purchase agreement) in excess of $18.3 million, with a maximum first year earn-out payment of $50.0 million, which is expected to be fully achieved. The second year earn-out is to be calculated at ten times CTEH’s 2021 EBITDA in excess of actual 2020 EBITDA (with actual 2020 EBITDA subject to a minimum of $18.3 million and a maximum of $22.5 million), with a maximum second year earn-out payment of $30.0 million. The 2020 earn out was initially payable 100.0% in common stock, but as a result of the completion of the Company’s IPO (Note 1), 50.0% of any 2020 earnout payment may be paid in cash  at the Company’s election. The Company expects to pay 50.0% of the 2020 earn-out in cash and 50.0% in shares of common stock. The 2021 earn out, if any, is payable 100.0% in cash.

The purchase price attributable to the acquisitions was allocated as follows:

	CTEH	All Other Acquisitions	Total
Cash	$1,527	$—	$1,527
Accounts receivable	17,059	—	17,059
Other current assets	1,265	—	1,265
Current assets	19,851	—	19,851
Property and equipment	7,042	75	7,117
Customer relationships	56,000	—	56,000
Trade names	4,200	—	4,200
Covenants not to compete	4,000	109	4,109
Proprietary software	14,700	—	14,700
Goodwill	146,983	626	147,609
Total assets	252,776	810	253,586
Current liabilities	9,721	—	9,721
Total liabilities	9,721	—	9,721
Purchase price	$243,055	$810	$243,865

For the acquisitions completed during the year ended December 31, 2020, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s consolidated statement of operations as of December 31, 2020 includes revenue and pre-tax income of $82.4 million and $11.7 million, respectively, related mainly to the CTEH acquisition. CTEH, LEED and AETC are included in the Company’s Assessment, Permitting and Response, Remediation and Reuse and Measurement and Analysis segments, respectively.

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

2019 Acquisitions

Golden Specialty, Inc.— In March 2019, the Company acquired 100.0% of the issued and outstanding capital stock of Golden Specialty, Inc. (“Golden”), an air testing laboratory in Texas. Golden expands the Company’s air measurement and analysis capabilities in the Gulf Coast region.

Target Emission Services Inc.— In April 2019, the Company acquired 100.0% of the issued and outstanding capital stock of Target Emission Services, Inc. (“TES”), an emission detection company in Canada. TES expands the Company’s LDAR business, increasing the geographic footprint in Canada and initiating growth into international markets.

Target Emission Services USA LP—In April 2019, the Company acquired 100.0% of the issued and outstanding capital stock of Target Emission Services USA LP (“TESUS”), an emission detection company in the United States. TESUS expands the Company’s LDAR business throughout the United States.

Air Water & Soil Laboratories, Inc.—In June 2019, the Company acquired 100.0% of the issued and outstanding capital stock of Air Water & Soil Laboratories, Inc. (“AWS”), a provider of air, water, and soil testing in the mid-Atlantic region. AWS expands the Company’s air, water, and soil environmental lab services in the East Coast.

Advanced Environmental Compliance LLC—In July 2019, the Company acquired certain emissions testing assets, employees and customer relationships from Advanced Environmental Compliance LLC (“AEC”). AEC is in the business of providing air quality measurement and analysis services, together with environmental laboratory services. AEC expands the Company’s emissions testing services offering in the West Coast.

LEHDER Environmental Services Ltd.—In July 2019, the Company acquired 100.0% of the issued and outstanding capital stock of LEHDER Environmental Services (“LEHDER”), a provider of air quality management services in Canada. LEHDER expands the Company’s international reach and air quality services capabilities in Canada.

Emerging Compounds Treatments Technologies, Inc.—In August 2019, the Company acquired 100.0% of the issued and outstanding capital stock of Emerging Compounds Treatments Technologies, Inc. (“ECT2”), a provider of novel technologies for removing contaminants/compounds from water and air. ECT2 expands the Company’s water and air treatment capabilities throughout the United States and Australia.

The following table summarizes the elements of purchase price of the 2019 acquisitions:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
ECT2	$54,037	$—	$(220)	$—	$53,817
All other acquisitions	33,248	4,047	1,670	5,401	44,366
	$87,285	$4,047	$1,450	$5,401	$98,183

Contingent consideration elements of the purchase price of the Company’s acquisitions are related to earn-outs which are based on the expected achievement of revenue or earnings thresholds as of the date of the acquisition and for which the maximum potential amount to be earned is generally not limited.

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

For the acquisitions completed during 2019, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s 2019 consolidated statement of operations includes revenue and pre-tax income of $23.2 million and $2.4 million, respectively, related to these acquisitions, of which $11.3 million and $1.2 million of revenue and pre-tax income, respectively, relates to ECT2. The Golden, TES, TESUS, AWS, AEC and LEHDER acquisitions are included in the Company’s Measurement and Analysis segment. The ECT2 acquisition is included in the Company’s Remediation and Reuse segment.

Goodwill associated with the acquisitions of Golden, AEC and ECT2 is deductible for income tax purposes.

2018 Acquisitions

Southern Environmental Sciences, Inc.—Effective January 1, 2018, the Company acquired certain emissions testing assets, employees and customer relationships from Southern Environmental Sciences, Inc. (“SES”). SES provides air quality services that include air permitting, emissions testing and evaluation, industrial hygiene and noise monitoring. SES expands Montrose’s air quality testing presence in the Southeast region of the United States.

First Analytical Laboratories NC, LLC—Effective January 16, 2018, the Company acquired certain emission testing assets, employees and customer relationships from First Analytical Laboratories NC, LLC (“FA”). FA mainly provides inorganic chemicals analyses, with a specialization in trace metal analysis in support of air monitoring, drinking and waste water, manufacturing and other industries. FA expands Montrose’s environmental lab products offering capabilities on the Northeast region of the United States.

Advanced GeoServices Corp.—Effective January 31, 2018, the Company acquired 100.0% of the issued and outstanding capital stock of Advanced GeoServices Corp. (“AGC”). AGC provides environmental and geotechnical, municipal, civil engineering services, including remediation, groundwater, modeling and water and wastewater services. AGC expands Montrose’s remediation capabilities in the Northeast region of the United States.

Streamline Environmental, Inc.—Effective February 1, 2018, the Company acquired 100.0% of the issued and outstanding capital stock of Streamline Environmental, Inc. (“Streamline”). Streamline is a soil and ground water consulting, assessment and remediation business. Streamline expands Montrose’s remediation capabilities in the Southeast region of the United States.

Leymaster Environmental Consulting, LLC—Effective March 31, 2018, the Company acquired 100.0% of the issued and outstanding membership interests of Leymaster Environmental Consulting, LLC (“Leymaster”). Leymaster specializes in environmental services, primarily site assessment and remediation for the real-estate industry. Leymaster expands Montrose’s remediation capabilities in the Southwest region of the United States.

Analytical Environmental Services, Corp.—Effective October 31, 2018, the Company acquired 100.0% of the issued and outstanding capital stock of Analytical Environmental Services, Corp. (“AES”). AES specializes in environmental consulting, planning and permitting. AES is nationally recognized for its capabilities with environmental reports and technical studies that comply with National Environmental Policy Act (“NEPA”) and California Environmental Quality Act (“CEQA”) requirements. AES expands Montrose’s consulting, planning and permitting capabilities, particularly in the Northwest region of the United States.

Environmental Planning Specialists, Inc.—Effective November 30, 2018, the Company acquired 100.0% of the issued and outstanding capital stock of Environmental Planning Specialists, Inc. (“EPS”). EPS primarily provides air quality, environmental compliance, remediation and natural resources consulting. EPS expands Montrose’s consulting, planning and permitting capabilities, particularly in the Southeast region of the United States.

 The following table summarizes the elements of purchase price of the 2018 acquisitions:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
SES	$450	$—	$50	$—	$500
FA	1,096	—	360	372	1,828
AGC	7,400	925	95	871	9,291
Streamline	5,678	631	180	—	6,489
Leymaster	2,465	435	250	434	3,584
AES	21,877	2,028	(16)	1,274	25,163
EPS	9,995	1,615	(71)	—	11,539
Total	$48,961	$5,634	$848	$2,951	$58,394

Supplemental Unaudited Pro-Forma—The unaudited consolidated financial information summarized in the following table gives effect to the 2020, 2019, and 2018 acquisitions assuming they occurred on January 1, 2018. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected as a result of the acquisitions. These unaudited consolidated pro forma operating results include the results from Discontinued Service Lines through the date of discontinuance. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2018, nor does the information project results for any future period.

	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
2020
Revenues	$328,243	$31,253	$359,496
Net (loss) income	(57,949)	10,288	(47,661)
2019
Revenues	233,854	135,565	369,419
Net (loss) income	(23,557)	38,903	15,346
2018
Revenues	188,805	116,873	305,678
Net (loss) income	(16,491)	24,486	7,995

During the first quarter of 2020, the Company determined to reduce the footprint of its environmental lab in Berkeley, California, and to exit its non-specialized municipal water engineering service line and its food waste biogas engineering service line, (together, “the Discontinued Service Lines”). Revenues from Discontinued Service Lines included in revenues in the above table were $3.8 million, $18.4 million and $19.8 million in the years ended December 31, 2020, 2019 and 2018, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill as of December 31, are as follows:

	Assessment, Permitting and Response	Measurements and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2019	$15,173	$68,628	$43,257	$127,058
Goodwill acquired during the year	146,983	426	200	147,609
Balance as of December 31, 2020	$162,156	$69,054	$43,457	$274,667

Goodwill balances as of December 31, 2019 include $0.06 million of foreign currency translation adjustment related to TES and LEHDER acquisitions (Note 7). There was no translation adjustment as of December 31, 2020.

Amounts related to finite-lived intangible assets as of December 31, are as follows:

2020	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	7–15 years	$164,782	$53,446	$111,336
Covenants not to compete	4–5 years	29,942	21,469	8,473
Trade names	1–5 years	16,938	12,849	4,089
Proprietary software and other software licenses	3-5 years	21,007	6,132	14,875
Patent	16 years	17,479	1,398	16,081
Total other intangible assets—net		$250,148	$95,294	$154,854

2019	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	7–15 years	$108,782	$36,700	$72,082
Covenants not to compete	4–5 years	25,832	17,572	8,260
Trade names	1–5 years	12,738	10,230	2,508
Proprietary software	3 years	3,885	1,359	2,526
Patent	16 years	17,479	306	17,173
Total other intangible assets—net		$168,716	$66,167	$102,549

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

During 2019, the Company acquired a custom software platform as part of the TES acquisition (Note 7) to service upstream and midstream oil and gas producers and assist with their LDAR requirements related to government regulations of fugitive and greenhouse gas emissions. These assets are considered proprietary software.

During 2019, as part of ECT2 acquisition (Note 7), the Company acquired a patent for the removal of contaminants in water.

The Company evaluates intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of intangible assets is measured by a comparison of the carrying amount of the intangible asset to the future undiscounted operating cash flows expected to be generated by the asset. As of December 31, 2020 and 2019, there was no impairment of intangible assets subject to amortization.

Amortization expense for the years ended December 31, 2020, 2019, and 2018 was $28.9 million, $20.0 million and $16.3 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

2021	28,157
2022	24,071
2023	20,089
2024	16,951
2025 and thereafter	65,586
Total	$154,854

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following as of December 31:

	2020	2019
Accounts payable	$15,481	$15,034
Accrued expenses	11,469	10,733
Other business acquisitions purchase price obligations	50	—
Contract liabilities	6,114	3,314
Other current liabilities	1,507	504
Total accounts payable and other accrued liabilities	$34,621	$29,585

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following as of December 31:

	2020	2019
Accrued bonuses	$5,416	$3,449
Accrued paid time off	2,067	2,154
Accrued payroll	9,133	4,470
Accrued other	4,565	959
Total accrued payroll and benefits	$21,181	$11,032

11. INCOME TAXES

The following is a geographical breakdown of income before the provision for (loss) income taxes as of December 31:

	2020	2019	2018
Pre-tax (loss) income:
Federal	$(58,140)	$(26,510)	$(21,459)
Foreign	1,042	(168)	—
Total	(57,098)	(26,678)	(21,459)

Income tax expense (benefit) for the years ended December 31, is comprised of the following:

	2020	2019	2018
Current:
Federal	$(38)	$4	$7
State	1,152	289	245
Foreign	490	41	—
Total	1,604	334	252
Deferred:
Federal	(1,184)	(2,323)	(3,639)
State	553	(1,132)	(1,581)
Foreign	(122)	—	—
Total	(753)	(3,455)	(5,220)
Income tax expense (benefit)	$851	$(3,121)	$(4,968)

The Company’s deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

	2020	2019
Deferred tax assets:
Net operating losses	$7,353	$3,850
Allowance for bad debts	1,231	331
Employee related	2,553	1,348
Contingent consideration	3,209	588
Other	170	318
Total deferred tax asset	14,516	6,435
Deferred tax liabilities:
Intangible assets	(2,918)	(4,825)
Property and equipment	(5,598)	(4,589)
Other	(604)	(551)
Total deferred tax liability	(9,120)	(9,965)
Valuation allowance	(8,211)	—
Net deferred tax liability	$(2,815)	$(3,530)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, is as follows:

	2020	2019	2018
Tax completed at federal statutory rate	21.00%	21.00%	21.00%
State tax net of federal benefit	1.32	2.51	4.96
Non- deductible expenses	(1.05)	(1.38)	(0.91)
Equity compensation	(0.59)	(2.41)	(0.83)
Embedded derivatives and warrant options	(7.43)	(8.79)	—
Foreign taxes	(0.77)	(0.15)	—
Change in valuation allowance	(14.30)	—	—
Other	0.34	0.92	(1.03)
Effective income tax rate	(1.48)%	11.70%	23.19%

The Company elected to account for the global intangible low-taxed income inclusion as a period cost.

The Company recorded a valuation allowance against its US, Australia and Sweden net deferred tax assets as realization of such assets is not more likely than not.  The impact of indefinite lived deferred items was considered in recording such valuation allowance. The increase in the Company’s valuation allowance was $8.2 million during the year ended December 31, 2020.

The Company’s policy is to record any penalties or interest related to any unrecognized tax benefits as a component of the income tax provision. As of December 31, 2020, 2019, and 2018, the Company does not have any unrecognized tax benefits.

In December 2017 new federal tax reform legislation was enacted in the United States resulting in significant changes from previous tax law. As a result, the Company previously provided a provisional estimate of the effect of this legislation in its financial statements. In the fourth quarter of 2019, the Company completed its analysis to determine the effect of the legislation and recorded immaterial adjustments as of December 31, 2019.

As of December 31, 2020, federal and state net operating loss carryforwards of approximately $29.5 million and $18.2 million are available to offset future federal and state taxable income, respectively.

Federal net operating loss carryforwards will begin to expire during 2035 while the Company’s state net operating loss carryforwards will begin to expire during various years, dependent on the jurisdiction. Federal net operating losses generated beginning in 2018 are carried forward indefinitely. Therefore, $21.0 million of Federal net operating loss carryforwards will not expire.

The Company is subject to audit by federal and state tax authorities in the ordinary course of business. The Company’s federal income tax returns remain subject to examination for the 2015 through 2020 tax years. The Company files in multiple state jurisdictions which remain subject to examination for the 2015 through 2020 tax years.  The Company is also subject to audit by tax authorities in Canada, Australia, Germany, and Sweden for which returns are subject to examination for various years, dependent on the jurisdiction.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the year ended December 31, 2020. These provisions did not have a material impact on the income tax provision. The Company deferred the employer side social security payments for payroll paid for the portion of 2020 following enactment as permitted by the CARES Act.

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act, 2021 (CAA 2021) which included a number of provisions including, but not limited to the extension of numerous employment tax credits, the extension of the Section 179D deduction, enhanced business meals deductions, and the deductibility of expenses paid with Paycheck Protection Program (PPP) loan funds that are forgiven. Accordingly, the effects of the CAA 2021 have been incorporated into the income tax provision for the year ended December 31, 2020.  These provisions did not have a material impact on the income tax provision.

12. WARRANT OPTIONS

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

In April 2020, in connection with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock, the Company issued a detachable warrant to acquire 1,351,960 shares of common stock at a price of $0.01 per share at any time following the occurrence of a qualifying IPO, a sale of the Company, or a redemption in full of the Series A-2 preferred stock (each, an “Adjustment Event”), with an expiration date of ten years from the instrument’s issuance date. The number of shares underlying the warrant and issuable upon exercise was subject to adjustment based upon the price per share of common stock upon the occurrence of an Adjustment Event to reflect an aggregate value of $30.0 million.

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

Fair value gains/(losses) recorded in other expense on the consolidated statements of operations for warrant options were $9.3 million for the year ended December 31, 2020, $4.1 million for the year ended December 31, 2019, and zero for the year ended December 31, 2018.

13. DEBT

Debt as of December 31, consisted of the following:

	2020	2019
Term Loan Facility	$173,906	$48,750
Revolving Line of Credit	—	97,590
Capital leases	3,088	3,765
Other leases	—	12
Equipment line of credit	3,018	3,124
Less deferred debt issuance costs	(4,108)	(1,052)
Total debt	175,904	152,189
Less current portion of long term debt	(5,583)	(7,143)
Long-term debt, less current portion	$170,321	$145,046

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as discounted against the underlying debt instrument. These costs are amortized to interest expense over the terms of the underlying debt instruments.

Revolving Line of Credit and Term Loan Facility— On April 13, 2020, the Company entered into a Unitranche Credit Agreement (the “New Credit Facility”) providing for a new $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility (with $50.0 million available as of December 31, 2020) and repaid all amounts outstanding under the prior senior secured credit facility. The New Credit Facility matures in April 2025. Up until October 6, 2020, the term loan and the revolver bore interest at LIBOR plus 5.0% with a 1.0% LIBOR floor or the base rate plus 4.0% and LIBOR plus 3.5% or the base rate plus 2.5%, respectively. Effective October 6, 2020, the Company amended the New Credit Facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged. The revolver is also subject to an unused commitment fee of 0.35%. The Term Loan has quarterly repayments that started on September 30, 2020 of $0.5 million, increasing to $1.1 million on September 30, 2021 and further increasing to $1.6 million on September 30, 2022, with the remaining outstanding principal amount due on the maturity date. The Company has the option to borrow incremental term loans up to an aggregate principal amount of $100.0 million subject to satisfaction of certain conditions, including the borrower’s pro forma compliance with the financial covenants under the New Credit Facility. Immediately after giving effect to the incurrence of any such incremental term loans, the unitranche lenders must collectively hold at least 70.0% of all pari passu debt of all lenders under the credit facility. The existing lenders are not obligated to participate in any incremental term loan facility.

The New Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change the Company’s lines of business, enter into transactions with affiliates and other corporate actions. The New Credit Facility also contains financial covenants requiring the Company to remain below a maximum consolidated total leverage ratio of 4.25 times, which steps down to 4.00 times beginning December 31, 2021 and then to 3.75 times beginning December 31, 2022, and a minimum consolidated fixed charge coverage ratio of 1.25 times. The New Credit Facility contains mandatory prepayment features upon a number of events, including with the proceeds of certain asset sales, proceeds from the issuance of any debt and proceeds of the capital contribution amounts contributed to cure a financial covenant default. The New Credit Facility also includes mandatory prepayments of 50.0% of excess cash flow minus voluntary prepayments of the term loan and, solely to the extent accompanied by a permanent reduction in the revolving commitment, the revolver, if the Company’s consolidated total leverage ratio for the year ending December 31, 2020 is greater than or equal to 3.25 times and, for any year thereafter, the amount of any such mandatory prepayment shall be reduced to 25.0% of excess cash flow if the leverage ratio is less than 3.00 times. As of December 31, 2020, the Company’s consolidated total leverage ratio (as defined in the credit agreement) was 2.7 times.

The weighted average interest rate on the New Credit Facility as of December 31, 2020 was 5.8%.

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

The Company’s obligations under the New Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

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

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee	Eurodollar Rate Loans and LIBOR Letter of Credit Fee	Daily Floating Rate Loans	Rate Loans
1	> 3.75 to 1.0	0.50%	4.00%	4.00%	3.00%
2	≤ 3.75 to 1.0 but >3.00 to 1.0	0.50	3.50	3.50	2.50
3	≤ 3.00 to 1.0 but >2.25 to 1.0	0.40	3.00	3.00	2.00
4	≤ 2.25 to 1.0	0.30	2.50	2.50	1.50

As of December 31, 2019, the Company fell within Pricing Tier 2 and the Company was subject to a fixed charge coverage ratio of greater than 1.25 and a consolidated total leverage ratio of lower than 4.00.

The Prior Senior Secured Credit Facility was repaid in full on April 13, 2020 via proceeds from the issuance of the New Credit Facility. The resulting loss on extinguishment amounted to $1.4 million, of which $0.4 million was related to fees paid and $1.0 million related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense-net within the consolidated statement of operations for the year ended December 31, 2020.

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

Capital Lease Obligations—The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are being amortized over the shorter of their related lease terms or their estimated useful lives ranging from four to six years. The gross amount of assets under capital leases as of December 31, 2020 and 2019 were $6.1 million and $6.9 million, respectively. The amortization of assets under capital leases for the years ended December 31, 2020,

2019, and 2018 were $2.2 million, $1.5 million and $0.8 million, respectively and was included in depreciation and amortization on the consolidated statements of operations. As of December 31, 2020, all capital leases (including those purchased through the Company’s equipment line of credit) mature by 2025 as follows:

	Payments	Interest	Principal
2021	$2,652	$350	$2,302
2022	2,172	245	1,927
2023	1,444	112	1,332
2024	496	19	477
2025	69	1	68
Total	$6,833	$727	$6,106

The following is a schedule of the aggregate annual maturities of long-term debt presented on the consolidated statement of financial position, based on the terms of the Credit Facility, operating and capital lease obligations as of December 31, 2020:

2021	$5,583
2022	7,396
2023	7,895
2024	7,040
2025	152,098
Total	$180,012

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, the following financial liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	2020	2019
Business acquisitions contingent consideration, current	$49,902	$8,614
Business acquisitions contingent consideration, long-term	4,565	379
Conversion option	20,886	—
Contingent put option	—	7,100
Warrant option	—	16,878
Total	$75,353	$32,971

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Level 3
	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Contingent Put Option	Warrant Options	Subordinated Debt Embedded Derivative	Total
Balance—at January 1, 2018	$1,345	$—	$—	$—	$—	$2,647	$3,992
Acquisitions	2,951	—	—	—	—	—	2,951
Changes in fair value included in earnings	(158)	—	—	—	—	(352)	(510)
Payment of contingent consideration payable	(1,384)	—	—	—	—	—	(1,384)
Issuance of financial instruments	—	—	—	—	12,818	—	12,818
Write off of financial instruments	—	—	—	—	—	(2,295)	(2,295)
Balance—at December 31, 2018	$2,754	$—	$—	$—	$12,818	$—	$15,572
Acquisitions	5,022	379	—	—	—	—	5,401
Changes in fair value included in earnings	1,392	—	—	7,100	4,060	—	12,552
Payment of contingent consideration payable	(554)	—	—	—	—	—	(554)
Balance—at December 31, 2019	$8,614	$379	$—	$7,100	$16,878	$—	$32,971
Acquisitions	34,661	10,543	—	—	—	—	45,204
Series A-2 compound embedded option	—	—	(9,361)	—	—	—	(9,361)
Issuance of warrant option	—	—	—	—	30,097	—	30,097
Changes in fair value included in earnings	19,119	(6,177)	30,247	(19,240)	9,312	—	33,261
Payment of contingent consideration payable	(12,464)	—	—	—	—	—	(12,464)
Reclass of long term to short term contingent liabilities	180	(180)	—	—	—	—	—
Write off of the contingent put option	—	—	—	12,140	—	—	12,140
Exercise of warrant options	—	—	—	—	(56,287)	—	(56,287)
Foreign currency translation of contingent consideration payment	(208)	—	—	—	—	—	(208)
Balance—at December 31, 2020	$49,902	$4,565	$20,886	$—	$—	$—	$75,353

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Business Acquisitions Contingent Consideration—The fair value of the contingent consideration payable associated with the acquisition of CTEH was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. The fair values of the contingent consideration payables for all other acquisitions were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date.

The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earnout thresholds.

Conversion Option—The fair value of the embedded derivative associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 17) was estimated using a “with-and-without” method. The “with-and-without” methodology considers the value of the security on an as-is basis and then without the embedded conversion premium. The difference between the two scenarios is the implied fair value of the embedded derivative. The unobservable input is the required rate of return on the Series A-2. The considerable quantifiable inputs in the valuation relate to the timing of conversions or redemptions.

Contingent Put Option—The fair value of the contingent put option associated with the issuance of the Redeemable Series A-1 Preferred Stock was estimated using a “with-and-without” method. The “with-and-without”

methodology considers the value of the security on an as-is basis and then without the embedded contingent put option. The difference between the two scenarios is the implied fair value of the embedded derivative, recorded as the contingent put option liability. In this case the Series A-1 was redeemed on the date of value so the value of the “with” scenario is known. The unobservable input is the required rate of return on the Series A-1 through to maturity in the “without” scenario. The contingent put option was redeemed in July 2020 (Note 16).

Warrant Options—The warrant options were exercised on July 30, 2020 (Note 12). As of December 31, 2019, the fair value of the warrant options associated with the issuance of the Redeemable Series A-1 Preferred Stock and the Convertible and Redeemable Series A-2 Preferred Stock was calculated based on the Black-Sholes pricing model using the following assumptions:

Series A-1 Preferred Stock Warrant Option	July 30, 2020	December 31, 2019
Common stock value (per share)	$22.22	$31.60
Expected volatility	44.35%	47.51%
Risk-free interest rate	0.55%	1.92%
Expected life (years)	10	10

Series A-2 Preferred Stock Warrant Option	July 30, 2020	December 31, 2019
Common stock value (per share)	$22.22	n/a
Expected volatility	44.35%	n/a
Risk-free interest rate	0.55%	n/a
Expected life (years)	10	n/a

Subordinated Debt Embedded Derivative—The fair value of the embedded derivative associated with the automatic conversion feature of the Company’s subordinated debt repaid in October 2018 was estimated using a probability weighted expected return method based on the expected proceeds from conversion through an IPO scenario less the value of the debt itself. The unobservable inputs were based on probabilities that the debt would convert upon an IPO at various dates. The considerable quantifiable inputs in the embedded derivative were: (i) the future value of the conversion feature, (ii) the fair value of the debt, (iii) the present value of the total instrument, as well as the present value of the conversion feature plus the fair value of the debt, and (iv) the risk free and discount rate.

The method used to price these liabilities is considered Level 3 due to the subjective nature of the unobservable inputs (common stock value and expected volatility) used to determine the fair value.

15. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office facilities over various terms expiring through 2030. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2024. The following is a schedule of the future minimum lease payments by year under the leases as of December 31:

	Rent	Office Equipment	Total
2021	$5,568	$378	$5,946
2022	4,572	293	4,865
2023	3,043	103	3,146
2024	1,784	28	1,812
2025 and thereafter	4,954	—	4,954
Total	$19,921	$802	$20,723

Total rent expense under operating leases for the years ended December 31, 2020, 2019, and 2018 was $8.7 million, $7.6 million and $6.7 million, respectively.

Other Commitments—The Company has commitments under its loan facilities and capital lease obligations (Note 13).

Contingencies—The Company is subject to purchase price contingencies related to earn-outs associated with certain acquisitions (Note 7 and 14).

Legal—In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters is not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the Company.

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

At issuance the Company determined that the detachable warrant (Note 12) and the contingent put option were required to be accounted for separately. As of July 27, 2020 and December 31, 2019, the contingent put option issued in connection with the Redeemable Series A-1 Preferred Stock had a fair value of $12.1 million and $7.1 million, respectively. The change in value of $19.2 million, $7.1 million and zero was recorded to other expense for the years ended December 31, 2020, 2019, and 2018, respectively.

17. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. Before the Company’s IPO, each share of Convertible and Redeemable Series A-2 Preferred Stock accrued dividends at the rate of 15.0% per annum, with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that were accrued. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $7.0 million during the year ended December 31, 2020.

At issuance, the Company determined that Convertible and Redeemable Series A-2 Preferred Stock and the detachable warrant (Note 12), were required to be accounted for separately.

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

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to ASC 480 - Distinguishing Liabilities from Equity. However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of December 31, 2020, the Company has determined that a change of control is not probable. Additionally, as of December 31, 2020, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of December 31, 2020, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary. The Convertible and Redeemable Series A-2 Preferred Stock had an aggregate liquidation preference of $182.2 million as of December 31, 2020.

The Convertible and Redeemable Series A-2 Preferred Stock contains embedded features that are required to be bifurcated and are subject to separate accounting treatment from the instrument itself. At issuance, these embedded features consisted of (i) a contingent dividend feature associated with the decrease in the dividend rate upon an IPO and (ii) a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. Upon the Company’s IPO, the embedded derivative only consisted of the conversion option. As of December 31, 2020, this conversion embedded feature had a net fair value of $20.9 million. The change in value of $30.2 million for the year ended December 31, 2020 was recorded to other expense.

18. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Capital Stock—The Company was authorized to issue 190,000,000 and 25,000,000 shares of common stock, with a par value of $0.000004 per share as of December 31, 2020 and 2019, respectively.

Warrants—In May 2015, the Company issued warrants to acquire 116,350 shares of Common Stock at a price of approximately $17.19 per share to the placement agent as consideration for backstopping the financing completed in May 2015. There were no changes related to these warrants during 2020 or 2019.

Common Stock Issuances, Cancellations and Repurchases—During the years ended December 31, the Company issued, cancelled and repurchased the following shares of common stock:

	2020		2019		2018
	Shares	Average Price per Share	Shares	Average Price per Share	Shares	Average Price per Share
Common stock issued in connection with initial public offering	11,500,000	$15.00	—	$—	—	$—
Acquisitions	791,139	31.60	150,439	26.90	264,582	20.26
Redemption of series A-1 preferred stock	1,786,739	15.00	—	—	—	—
Exercise of warrant options	2,534,239	0.01	—	—	—	—
Exercise of options	47,600	8.06	27,350	6.16	5,000	6.03
Shares sold	—	—	42,415	31.60	—	—
Restricted shares, net	20,488	24.00	12,132	18.82	184,400	13.64
Cancellation of shares	(117,785)	17.15	—	—	—	—
Repurchase of common shares	—	—	—	—	(277,714)	9.80
Conversion of convertible preferred stock into common stock	—	—	—	—	674,008	22.20
	16,562,420	$13.72	232,336	$24.89	850,276	$30.10

Furthermore, during 2019, certain shares of common stock were repurchased from an investor. This repurchase transaction was accounted for as treasury stock by the Company and recorded as a reduction to additional paid in capital. The treasury stock is carried at cost at the purchase price of $9.80 per share. There are no commitments to repurchase capital stock nor any restrictions imposed by state law related to this transaction. Amounts paid to repurchase these shares were funded through the issuance of the Redeemable Series A-1 Preferred Stock.

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of December 31, 2020, there was $15.3 million of total unrecognized stock compensation expense related to unvested options and restricted stock granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average three year period. The following number of shares were authorized to be issued and available for grant as of December 31:

	2017 Plan
	2020	2019	2018
Shares authorized to be issued	2,945,443	997,785	600,900
Shares available for grant	848,241	137,908	131,113

	2013 Plan
	2020	2019	2018
Shares authorized to be issued	2,047,269	2,058,619	2,154,600
Shares available for grant	—	1,550	79,946

Total stock compensation expense for the Plans was as follows:

	2020
	2017 plan		2013 plan
	Options	Restricted Stock	Options	Total
Cost of revenue	$1,441	$—	$136	$1,577
Selling, general and administrative expense	1,793	1,279	200	3,272
	$3,234	$1,279	$336	$4,849

	2019
	2017 plan		2013 plan
	Options	Restricted Stock	Options	Total
Cost of revenue	$963	$—	$449	$1,412
Selling, general and administrative expense	652	433	1,848	2,933
	$1,615	$433	$2,297	$4,345

	2018
	2017 plan		2013 plan
	Options	Restricted Stock	Options	Total
Cost of revenue	$272	$—	$619	$891
Selling, general and administrative expense	47	1,953	2,903	4,903
	$319	$1,953	$3,522	$5,794

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock—During the years ended December 31, 2020, 2019, and 2018, the Company issued 33,229, 40,000 and 26,400 shares of restricted stock with a fair market value of $31.60, $24.00 and $13.64 per share, respectively, to certain 2017 Plan participants as Director’s compensation. These shares of restricted stock granted during the year ended December 31, 2020 vest one year from the date of grant and the shares of restricted stock granted during the year ended December 31, 2019 vest over three years, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. There were 22,155, 12,132 and 8,775 shares of restricted stock that became fully vested and were released as unrestricted shares of common stock during the years ended December 31, 2020, 2019, and 2018, respectively. There were 1,667 shares of restricted stock that were forfeited during the year ended December 31, 2020. There were no forfeitures of restricted shares during the year ended December 31, 2019. There were an aggregate of 267,173, 239,893, and 212,025, restricted shares outstanding as of December 31, 2020, 2019, and 2018, respectively.

Options—Options issued to all optionees under the 2017 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the Board of Directors) as follows: one half on the second anniversary of date of grant and the remaining half on the fourth anniversary of the date of grant, with the exception of certain annual grants to certain executive officers, which vest annually over a 3-year period. The following summarizes the options activity of the 2017 Plan for the years ended December 31:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options (in Thousands)
Outstanding January 1, 2018	49,875	$14	$7	—	$40
Granted	220,900	21	11	—	—
Forfeited/cancelled	(6,000)	18	—	—	—
Expired	(7,013)	14	—	—	—
Outstanding at December 31, 2018	257,762	$20	$10	—	$1,151
Granted	380,820	27	14	—	—
Forfeited/cancelled	(20,730)	20	—	—	—
Outstanding at December 31, 2019	617,852	$24	$12	7.82	$4,696
Granted	1,243,027	22	12	—	—
Forfeited/cancelled	(17,225)	22	—	—	—
Expired	(2,500)	18	—	—	—
Exercised	(925)	14	—	—	7,918
Outstanding at December 31, 2020	1,840,229	$23	$12	9.09	$15,598
Exercisable at December 31, 2020	147,833	21	—	7.57	1,538
Options vested and expected to vest	1,840,229	$23	$—	9.09	$15,598

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation for the years ended December 31:

	2020	2019	2018
Common stock value (per share)	$21.81	$26.97	$20.65
Expected volatility	46.59%	48.13%	48.69%
Risk- free interest rate	0.65%	2.06%	2.88%
Expected life (years)	7	7	7
Forfeiture rate	None	None	None
Dividend rate	None	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan for the years ended December 31, 2020 and 2019:

		Weighted-	Weighted	Weighted	Aggregate
	Options to	Average	Average	Average	Intrinsic Value
	Purchase	Exercise	Grant Date	Remaining	of In-The- Money
	Common	Price per	Fair Value	Contract Life	Options
	Stock	Share	per Share	(in Years)	(in Thousands)
Outstanding January 1, 2018	2,066,000	$6	$1	7.83	$16,534
Forfeited/cancelled	(43,225)	7	—	—	—
Expired	(117,371)	6	—	—	—
Exercised	(5,000)	6	—	—	60
Outstanding at December 31, 2018	1,900,404	$6	$1	7.30	$33,290
Forfeited/cancelled	(10,635)	8	—	—	—
Expired	(6,950)	8	—	—	—
Exercised	(27,350)	6	—	—	—
Outstanding at December 31, 2019	1,855,469	$6	$1	6.40	$46,617
Forfeited/cancelled	(7,500)	10	—	—	—
Expired	(11,300)	6	—	—	—
Exercised	(48,800)	8	—	—	908
Outstanding at December 31, 2020	1,787,869	$6	$1	5.40	$43,867
Exercisable at December 31, 2020	1,768,794	6	—	5.39	43,482
Options vested and expected to vest	1,787,869	$6	$—	5.40	$43,867

Total shares outstanding from exercised options were 249,200 shares and 201,600 shares as of December 31, 2020 and 2019.

Common Stock Reserved for Future Issuances—At December 31, 2020, 2019, and 2018, the Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	2020	2019	2018
Warrants	116,350	650,590	650,590
Montrose 2013 Stock Incentive Plan	2,047,269	2,058,619	2,154,600
Montrose 2017 Stock Incentive Plan	2,945,443	997,785	600,900
Common stock reserved for future issuance	5,109,062	3,706,994	3,406,090

19. NET LOSS PER SHARE

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. During the year ended December 31, 2019, up until the warrant options were exercised (Note 12), shares issuable in connection with the warrant options were considered outstanding common shares for purposes of calculating net loss per share since they did not contain any conditions that must be satisfied for the holder to exercise the warrant. Potentially dilutive shares are comprised of restricted stock and shares of common stock underlying stock options outstanding under the Plans and warrants (other than warrant options) to purchase common stock. During the years ended December 31, 2020, 2019, and 2018, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive of basic and diluted net loss per share attributable to common stockholders of the Company for the years ended December 31, 2020, 2019, and 2018:

In thousands, except for net loss per share	2020	2019	2018
Net loss	$(57,949)	$(23,557)	$(16,491)
Convertible preferred stock deemed dividend, net of return from holders	—	—	(932)
Accretion of redeemable series A-1 preferred stock	(17,601)	(19,616)	(3,605)
Redeemable series A-1 preferred stock deemed dividend	(24,341)	—	—
Convertible and redeemable series A-2 preferred stock dividend	(6,970)	—	—
Net loss attributable to common stockholders – basic and diluted	(106,861)	(43,173)	(21,028)
Weighted-average common shares outstanding – basic and diluted	16,479	8,789	7,533
Net loss per share attributable to common stockholders – basic and diluted	$(6.48)	$(4.91)	$(2.79)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Stock options	2,237,910	2,048,738	1,321,890
Restricted stock	187,989	153,352	112,637
Warrants	116,350	116,350	108,267

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

Segment Adjusted EBITDA is the primary measure of operating performance for all three operating segments. Segment Adjusted EBITDA is the calculated Company’s Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”), adjusted to exclude certain transactions such as stock-based compensation, acquisition costs and fair value changes in financial instruments, amongst others. The CODM does not review segment assets as a measure of segment performance.

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

Segment revenues and Adjusted EBITDA for the years ended December 31, 2020, 2019, and 2018 consisted of the following:

	2020		2019		2018
	Segment Revenues	Segment Adjusted EBITDA	Segment Revenues	Segment Adjusted EBITDA	Segment Revenues	Segment Adjusted EBITDA
Assessment, Permitting and Response	$98,521	$24,208	$21,071	$7,572	$3,663	$1,339
Measurement and Analysis	151,557	39,386	135,531	27,828	117,373	20,779
Remediation and Reuse	78,165	8,938	77,252	9,736	67,769	11,400
Total Operating Segments	328,243	72,532	233,854	45,136	188,805	33,518
Corporate and Other	—	(18,056)	—	(13,641)	—	(11,701)
Total	$328,243	$54,476	$233,854	$31,495	$188,805	$21,817

Presented below is a reconciliation of the Company’s segment measure to loss before benefit from income taxes for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Total	$54,476	$31,495	$21,817
Interest expense, net	(13,819)	(6,755)	(11,085)
Income tax (expense) benefit	(851)	3,121	4,968
Depreciation and amortization	(37,274)	(27,705)	(23,915)
Stock-based compensation	(4,849)	(4,345)	(5,794)
Start-up losses and investment in new services	(2,182)	(1,874)	(999)
Acquisition costs	(4,344)	(3,474)	(1,595)
Fair value changes in embedded derivatives	(11,007)	(11,160)	352
Fair value changes in warrant options	(9,312)	—	—
Fair value changes in business acquisitions contingent consideration	(12,942)	(1,392)	158
Short term purchase accounting fair value adjustment to deferred revenue	(243)	(858)	—
Initial public offering expense and secondary offering costs	(7,657)	(610)	—
Discontinued services (i)	(5,662)	—	—
Expenses related to financing transactions	(378)	—	(398)
Other expenses	(1,905)	—	—
Net loss	$(57,949)	$(23,557)	$(16,491)

(i)

During the first quarter of 2020, the Company determined to reduce the footprint of its environmental lab in Berkeley, California, and to exit its non-specialized municipal water engineering service line and its food waste biogas engineering service line. As a part of discontinuing service lines, the Company made the decision to book an additional bad debt reserve related to the uncertainty around the ability to collect on receivables related to these service lines (Note 4). It was determined that the discontinuation of these service lines did not represent a strategic shift that had (or will have) a major effect on the Company’s operations and financial results therefore did not meet the requirements to be classified as discontinued operations.

21. RELATED-PARTY TRANSACTIONS

The Company engages a related party to provide Quality of Earnings reports on acquisition targets. The Company paid this related party approximately $0.1 million, $0.5 million and $0.4 million during the years ended December 31, 2020, 2019, and 2018, respectively for its services. This expense is included within selling, general and administrative on the consolidated statements of operations. As of December 31, 2020 and 2019, the Company had no significant unpaid invoices to this related party, which would be included in accounts payable and other accrued liabilities on the consolidated statements of financial position. The related party used by the Company is partially owned through investment vehicles controlled by certain members of the Company’s Board of Directors. The Company ceased using the services of this related party during 2020.

During the year ended December 31, 2020, the holder of the Redeemable Series A-1 Preferred Stock and Convertible and Redeemable A-2 Preferred Stock became a common stockholder in the Company. On the redemption date of the Redeemable Series A-1 Preferred Stock (Note 16), the Company issued 1,786,739 shares of common stock as dividend payment. Additionally, this related party exercised its warrant options (Note 12), becoming the holder of 2,534,239 additional common shares.

During the year ended December 31, 2019, the Company received payment for the notes receivable outstanding from stockholders amounting to $0.1 million.

22. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan. As of December 31, 2020, 2019, and 2018, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch up contribution allowed by law. Up to May 22, 2020, the Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 4.0% of the participant’s compensation. Subsequent to May 22, 2020, the Company temporarily ceased making employer contributions. Employer contributions for years ended December 31, 2020, 2019, and 2018 were $1.2 million, $2.6 million and $2.1 million, respectively, and are included within selling, general, and administrative expenses on the consolidated statements of operations.

23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each full quarterly period for the years ended December 31, 2020 and 2019:

	Quarter Ended
(in thousands, except per share data)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$108,741	$84,705	$73,766	$61,031	$67,876	$57,623	$57,401	$50,954
Cost of revenues	73,377	51,828	45,889	44,398	47,735	39,804	39,349	37,095
Selling, general and administrative expense	20,736	18,064	19,318	20,520	13,751	12,636	12,129	10,593
Initial public offering expense	—	6,378	—	530	504	20	73	13
Fair value changes in business acquisitions contingent consideration	(4,445)	13,404	3,983	—	2,062	256	(926)	—
Depreciation and amortization expense	10,190	9,740	9,784	7,560	7,443	7,412	6,401	6,449
Income (loss) from operations	8,883	(14,709)	(5,208)	(11,977)	(3,619)	(2,505)	375	(3,196)
Other (expense) income
Other (expense) income, net	(2,734)	(9,637)	21,933	(29,830)	(7,339)	(2,460)	(1,228)	49
Interest expense, net	(2,923)	(3,043)	(5,260)	(2,593)	(2,165)	(2,130)	(1,181)	(1,279)
Income (loss) before benefit from income taxes	3,226	(27,389)	11,465	(44,400)	(13,123)	(7,095)	(2,034)	(4,426)
Income tax expense (benefit)	2,414	3,348	(1,759)	(3,152)	(1,813)	(412)	(1,712)	816
Net income (loss)	$812	$(30,737)	$13,224	$(41,248)	$(11,310)	$(6,683)	$(322)	$(5,242)
Net (loss) income per share attributable to common stockholders—Basic	$(0.13)	$(2.99)	$0.71	$(5.24)	$(1.89)	$(1.34)	$(0.59)	$(1.13)
Net (loss) income per share attributable to common stockholders—Diluted	$(0.13)	$(2.99)	$0.40	$(5.24)	$(1.89)	$(1.34)	$(0.59)	$(1.13)

Net (loss) income per basic and diluted shares are computed independently for each of the quarters presented, based on basic and diluted shares outstanding per quarter, and therefore, it may not sum to the value for the full year.

24. SUBSEQUENT EVENTS

Business Acquisition—In January 2021, the Company completed the business acquisition of MSE Group (“MSE”) by acquiring 100.0% of their membership interest. MSE is a provider of environmental assessment, compliance, engineering, and design services primarily to the U.S. federal government. MSE is based in Orlando, FL with additional offices in Tampa, Orlando, Jacksonville, San Antonio, TX, and Wilmington, NC, and satellite locations nationwide. The transaction qualified as an acquisition of a business and will be accounted for as a business combination. The following table summarizes the elements of the purchase price of MSE:

	Cash (1)	Common Stock (2)	Other Purchase Price Component (3)	Total Purchase Price
MSE	$6,272	$2,271	$12,014	$20,557

(1)	The cash portion of the MSE purchase price was funded through cash on hand.

(2)	The common stock component was paid through the issuance of 71,740 shares of common stock.

(3)

The other purchase price components consist of a target working capital amount, purchase price true ups and contingent consideration.  The contingent consideration element of the purchase price is related to earn-outs which are based on the expected achievement of revenue or earnings thresholds as of the date of the acquisition and for which the maximum potential amount is limited.

The Company has not yet completed the initial purchase price allocation for this acquisition, including obtaining all of the information required for the valuation of the acquired intangible assets, goodwill, assets and liabilities assumed, due to the timing of the close of the transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report and Registered Public Accounting Firm Attestation Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below and as set forth under “Information About Our Executive Officers” in Item 1. “Business” the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020. This information will appear in the proxy statement under the headings “The Board of Directors and its Committees – Nominees,” “The Board of Directors and its Committees – Continuing Directors,” “Other Matters – Delinquent Section 16(a) Reports,” “The Board of Directors and its Committees – Committee Charters” and “The Board of Directors and its Committees – Audit Committee.”

Code of Business Conduct and Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

We have adopted a Code of Ethics which applies to our chief executive officer, chief financial officer, chief accounting officer and all our other employees, and which can be found through our investor relations website, investors.montrose-env.com. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Annual Report on Form 10-K or any of our other SEC filings.

In the event the Company makes any amendment to, or grants any waiver from, a provision of the Code of Business Conduct and Ethics that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC or NYSE rules, the Company will disclose such amendment or waiver and reasons therefore on its website at investors.montrose-env.com within the time period required by such rules.

Item 11. Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020. This information will appear in the proxy statement under the headings “Executive Compensation” and “The Board of Directors and its Committees – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020. This information will appear in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020, with respect to the Company’s existing equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (column (a))		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (column (b))	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (column (c))
Equity compensation plans approved by security holders (1)	3,628,098	(2)	$14.74	848,241	(3)

(1)	Includes the Company’s 2013 Amended and Restated Stock Option Plan and the Company’s 2017 Amended and Restated Stock Incentive Plan.

(2)	Excludes unvested restricted stock awards issued under the Company’s 2017 Amended and Restated Stock Incentive Plan.
(3)

Pursuant to the terms of the 2017 Amended and Restated Stock Incentive Plan, the number of shares of common stock authorized for issuance under the plan will automatically increase on January 1 of each year beginning in 2021 and ending with a final increase on January 1, 2027, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The amount referenced excludes such adjustment as of January 1, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020. This information will appear in the proxy statement under the headings “Certain Relationships and Related Party Transactions” and “The Board of Directors and its Committees – Director Independence.”

Item 14. Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020. This information will appear in the proxy statement under the heading “Audit Committee Matters.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List the following documents filed as a part of the report:
(1)

The list of consolidated financial statements and related notes, together with the report of Deloitte & Touche LLP, appear in Part II, Item 8. “Financial Statements and Supplementary Data” and are hereby incorporated by reference.

(2)	Financial statement schedules have been omitted because they are not applicable, not material or the required information is otherwise included.
(3)	The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit No.	Description of Exhibit

2.1

Membership Interest Purchase Agreement among CTEH Holdings, LLC, Montrose Planning & Permitting, LLC, Montrose Environmental Group, Inc., The Center for Toxicology and Environmental Health, L.L.C. and the Seller Indemnifying members dated March 28, 2020. (a)

3.1	Amended and Restated Certificate of Incorporation. (b)

3.2	Certificate of Designation of Cumulative Series A-2 Preferred Stock. (a)

3.3	Amended and Restated Bylaws. (b)

4.1

Third Amended and Restated Investor Rights Agreement dated April 13, 2020 by and among Montrose Environmental Group, Inc., OCM Montrose Holdings, L.P., OCM Montrose II Holdings, L.P. and the common stockholders party thereto. (a)

4.2*	Description of Registrant’s Securities.

10.1#	Form of Indemnification Agreement entered into with Directors and Executive Officers. (a)

10.2

Credit Agreement dated as of April 13, 2020 by and among Montrose Environmental Group, Inc., as the parent borrower, 1203524 B.C. Ltd., as the Canadian borrower, certain subsidiaries of the parent borrower, as the guarantors, Capital One, National Association, as administrative agent, revolver agent, swing line lender and L/C issuer, and the lenders party thereto. (a)

10.3#	Offer Letter by and between Montrose Environmental Group, Inc. and Vijay Manthripragada, dated July 13, 2015. (a)

10.4#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Vijay Manthripragada, dated June 23, 2016. (a)

10.5#	Offer Letter by and between Montrose Environmental Group, Inc. and Allan Dicks, dated August 8, 2016.(a)

10.6#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Allan Dicks, dated August 8, 2016. (a)

10.7#	Offer Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated October 14, 2014. (a)

10.8#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated June 23, 2016. (a)

10.9#	Amendment to the Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated September 14, 2017. (a)

10.10#	Offer Letter by and between Montrose Environmental Group, Inc. and Joshua M. LeMaire, dated July 2, 2015. (a)

10.11#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Joshua M. LeMaire, dated June 23, 2016. (a)

10.12#	Offer Letter by and between Montrose Environmental Group, Inc. and Jose M. Revuelta, dated March 4, 2014. (a)

10.13#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Jose M. Revuelta, dated June 23, 2016. (a)

10.14#	Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan.(a)

10.15#	Amendment No. 1 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.16#	Amendment No. 2 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.17#	Amendment No. 3 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.18#	Amendment No. 4 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.19#	Amendment No. 5 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.20#	Amendment No. 6 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.21#	Amendment No. 7 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.22#	Amendment No. 8 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.23#	Form of Option Award Agreement under the Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.24#	Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (b)

10.25#	Form of Grant Notice and Standard Terms and Conditions for Stock Options under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (a)

10.26#	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (a)

10.27#	Form of Confidential Information, Non-Solicitation and Non-Compete Agreement (California). (a)

10.28#	Form of Confidential Information, Non-Solicitation and Non-Compete Agreement (Ohio). (a)

10.29#	Montrose Environmental Group, Inc. Executive Severance Policy. (a)

10.30	Letter Amendment, dated October 6, 2020 to Credit Agreement by and among Montrose Environmental Group, Inc., Unitranche Loan Transaction LLC and Capital One, National Association. (c)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Denotes management compensatory plan or arrangement.
*	Filed herewith.
(a)	Previously filed on June 29, 2020 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-239542) and incorporated herein by reference.
(b)	Previously filed on July 14, 2020 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-239542) and incorporated herein by reference.
(c)	Previously filed on October 7, 2020 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montrose Environmental Group, Inc.

Date: March 24, 2021	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Vijay Manthripragada	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2021
Vijay Manthripragada

/s/ Allan Dicks	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 24, 2021
Allan Dicks

/s/ J. Miguel Fernandez de Castro	Director	March 24, 2021
J. Miguel Fernandez de Castro

/s/ Peter M. Graham	Director	March 24, 2021
Peter M. Graham

/s/ Peter Jonna	Director	March 24, 2021
Peter Jonna

/s/ Robin Newmark	Director	March 24, 2021
Robin Newmark

/s/ Richard E. Perlman	Chairman of the Board; Director	March 24, 2021
Richard E. Perlman

/s/ J. Thomas Presby	Director	March 24, 2021
J. Thomas Presby

/s/ James K. Price	Director	March 24, 2021
James K. Price