Form 10-Q
period 2021-03-31
Montrose Environmental Group, Inc.
filed 2021-05-12
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 26,055,727 shares of common stock, $0.000004 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Financial Position	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	2
	Unaudited Condensed Consolidated Statements of Redeemable Series A-1 Preferred Stock, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ (Deficit) Equity	3
	Unaudited Condensed Consolidated Statements of Cash Flows	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
Signatures		44

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and restricted cash	$10,641	$34,881
Accounts receivable—net	65,771	54,102
Contract assets	61,636	38,576
Prepaid and other current assets	8,830	6,709
Total current assets	146,878	134,268
NON-CURRENT ASSETS:
Property and equipment—net	34,941	34,399
Goodwill	282,199	274,667
Other intangible assets—net	157,315	154,854
Other assets	3,896	4,538
TOTAL ASSETS	$625,229	$602,726
LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$52,431	$34,877
Accrued payroll and benefits	22,564	21,181
Business acquisitions contingent consideration, current	50,364	49,902
Current portion of long-term debt	6,214	5,583
Total current liabilities	131,573	111,543
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	16,971	4,565
Other non-current liabilities	2,514	2,523
Deferred tax liabilities—net	2,591	2,815
Conversion option	21,488	20,886
Long-term debt—net of deferred financing fees	169,425	170,321
Total liabilities	344,562	312,653
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 at March 31, 2021 and December 31, 2020; aggregate liquidation preference of $182.2 million at March 31, 2021 and December 31, 2020	152,928	152,928
STOCKHOLDERS’ EQUITY:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at March 31, 2021 and December 31, 2020; issued and outstanding shares: 25,438,857 and 24,932,527 at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	261,588	259,427
Accumulated deficit	(133,949)	(122,353)
Accumulated other comprehensive income	100	71
Total stockholders’ equity	127,739	137,145
TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$625,229	$602,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
REVENUES	$133,817	$61,031
COST OF REVENUES (exclusive of depreciation and amortization shown below)	95,316	44,398
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	25,000	20,519
INITIAL PUBLIC OFFERING EXPENSE	—	531
FAIR VALUE CHANGES IN BUSINESS ACQUISITIONS CONTINGENT CONSIDERATION	11,064	—
DEPRECIATION AND AMORTIZATION	10,769	7,560
LOSS FROM OPERATIONS	(8,332)	(11,977)
OTHER EXPENSE
Other expense	(574)	(29,830)
Interest expense—net	(2,688)	(2,593)
Total other expenses—net	(3,262)	(32,423)
LOSS BEFORE EXPENSE (BENEFIT) FROM INCOME TAXES	(11,594)	(44,400)
INCOME TAXES EXPENSE (BENEFIT)	2	(3,152)
NET LOSS	$(11,596)	$(41,248)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	29	(3)
COMPREHENSIVE LOSS	(11,567)	(41,251)
ACCRETION OF REDEEMABLE SERIES A-1 PREFERRED STOCK	—	(5,415)
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(4,100)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(15,696)	(46,663)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— BASIC AND DILUTED	25,117	8,904
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— BASIC AND DILUTED	$(0.62)	$(5.24)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

									Accumulated	Total
	Redeemable Series A-1		Convertible and Redeemable						Other	Stockholders'
	Preferred Stock		Series A-2 Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Loss) Income	Equity
BALANCE—December 31, 2019	12,000	$128,822	—	$—	8,370,107	$—	$38,153	$(64,404)	$(40)	$(26,291)
Net loss	—	—	—	—	—	—	—	(41,248)	—	(41,248)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	5,415	—	—	—	—	(5,415)	—	—	(5,415)
Stock-based compensation	—	—	—	—	—	—	1,150	—	—	1,150
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	37	37
BALANCE—March 31, 2020	12,000	$134,237	—	$—	8,370,107	$—	$33,888	$(105,652)	$(3)	$(71,767)

BALANCE—December 31, 2020	—	$—	17,500	$152,928	24,932,527	$—	$259,427	$(122,353)	$71	$137,145
Net loss	—	—	—	—	—	—	—	(11,596)	—	(11,596)
Stock-based compensation	—	—	—	—	—	—	1,805	—	—	1,805
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	—	—	506,330	—	4,456	—	—	4,456
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	29	29
BALANCE—March 31, 2021	—	$—	17,500	$152,928	25,438,857	$—	$261,588	$(133,949)	$100	$127,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(11,596)	$(41,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	508	6,333
Depreciation and amortization	10,769	7,560
Stock-based compensation expense	1,805	1,150
Fair value changes in embedded derivatives	602	29,627
Fair value changes in business acquisitions contingent consideration	11,064	—
Deferred income taxes	2	(3,152)
Other	50	(180)
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	(29,029)	(319)
Prepaid expenses and other current assets	787	(683)
Accounts payable and other accrued liabilities	3,183	(5,005)
Accrued payroll and benefits	(2,058)	(2,458)
Other assets	—	(603)
Net cash used in operating activities	(13,913)	(8,978)
INVESTING ACTIVITIES:
Purchases of property and equipment	(922)	(1,558)
Proprietary software development and other software costs	(204)	(102)
Cash paid for acquisitions—net of cash acquired	(6,272)	—
Net cash used in investing activities	(7,398)	(1,660)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	50,453
Payments on line of credit	—	(37,275)
Repayment of term loan	(547)	(1,250)
Payment of contingent consideration and other purchase price obligations	—	(4,703)
Repayment of capital leases	(625)	(685)
Payments of deferred offering costs	—	(1,175)
Debt issuance costs	—	(127)
Proceeds from issuance of common stock for exercised stock options	2,185	—
Dividend payment to the Series A-2 shareholders	(4,100)	—
Net cash (used in) provided by financing activities	(3,087)	5,238
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(24,398)	(5,400)
Foreign exchange impact on cash balance	158	36
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	34,881	6,884
End of period	$10,641	$1,520
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$2,500	$1,745
Cash paid for income tax	$305	$64
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$594	$613
Property and equipment purchased under capital leases	$670	$1,493
Accretion of the redeemable series A-1 preferred stock to redeemable value	$—	$5,415
Common stock issued to acquire new businesses	$2,271	$—
Acquisitions unpaid contingent consideration	$67,335	$4,082
Offering costs included in accounts payable and other accrued liabilities	$—	$49

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 70 offices across the United States, Canada and Australia and over 2,000 employees as of March 31, 2021.

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

Basis of Presentation—The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2020. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All intercompany transactions, accounts and profits, have been eliminated in the unaudited condensed consolidated financial statements.

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Accounting Standard Codification (“ASC”) 740 and clarifies and amends certain guidance to promote consistent application. The standard was adopted as of January 1, 2021 and did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. Under the revised guidance, the accounting for awards issued to non-employees will be similar to the accounting for employee awards. The new guidance is effective for fiscal years beginning after December 15, 2019. The standard was adopted as of January 1, 2020 and did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The revised guidance eliminates Step 2 of the current goodwill impairment analysis test, which requires hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance was adopted as of January 1, 2020 and did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted—In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the unaudited condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as LIBOR. ASU 2020-04 was effective upon issuance. The Company may elect to apply the guidance prospectively through December 31, 2022. The Company is currently evaluating the impact of the adoption of the standard on the unaudited condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to trade receivables. The new guidance will be effective for the Company’s annual and interim periods beginning after December 15, 2022. The Company does not anticipate the adoption of this standard to have a material impact on the unaudited condensed consolidated financial statements.

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

Contract Balances—The Company presents contract balances for unbilled receivables (contract assets), as well as customer advances, deposits and deferred revenue (contract liabilities) within contract assets and accounts payable and accrued expenses, respectively, on the unaudited condensed consolidated statements of financial position. Amounts are generally billed at periodic intervals (e.g., weekly, bi-weekly or monthly) as work progresses in accordance with agreed-upon contractual terms. The Company utilizes the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component as the period between when the Company transfers services to a customer and when the customer pays for those services is one year or less. Amounts recorded as unbilled receivables are generally for services the Company is not entitled to bill based on the passage of time. Under certain contracts, billing occurs subsequent to revenue recognition, resulting in contract assets. The Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.

The following table presents the Company’s contract balances:

	March 31,	December 31,
	2021	2020
Contract assets	$61,636	$38,576
Contract liabilities	6,476	6,114

Contract assets acquired through business acquisitions amounted to $0.5 million and $6.5 million as of March 31, 2021 and December 31, 2020, respectively. Contract liabilities acquired through business acquisitions amounted to $0.5 million and zero as of March 31, 2021 and December 31, 2020, respectively. Revenue recognized during the three months ended March 31, 2021, included in the contract liabilities balance at the beginning of the year was $1.2 million. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior periods during the three months ended March 31, 2021 was not material.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of March 31, 2021 and December 31, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $25.4 million and $24.4 million, respectively. As of March 31, 2021, the Company expected to recognize approximately $22.3 million of this amount as revenue within the next year and $3.1 million the year after.

Accounts Receivable, Net—Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2021	2020
Accounts receivable, invoiced	$64,314	$57,228
Accounts receivable, other	5,766	1,139
Allowance for doubtful accounts	(4,309)	(4,265)
Accounts receivable—net	$65,771	$54,102

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable are shown on the face of the unaudited condensed consolidated statements of financial position, net of an allowance for doubtful accounts. In determining the allowance for doubtful accounts, the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends. During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19. The COVID-19 pandemic has added uncertainty to the collectability of certain receivables, particularly in industries hard hit by the pandemic. As a result, the Company recorded a $6.3 million bad debt reserve during the first quarter of 2020. The bad debt adjustment included a $5.5 million reserve for one customer in the Company’s Remediation and Reuse segment in which management concluded to discontinue select service lines as of March 31, 2020 (Note 19).

As of March 31, 2021 and December 31, 2020, the Company had one customer who accounted for 15.9% and 10.2%, respectively, of our gross accounts receivable. For the three months ended March 31, 2021, the Company had three customers who accounted for 16.3%, 12.7% and 10.2% of revenue. The Company did not have any customers that exceeded 10.0% of revenue as of March 31, 2020. The Company performs ongoing credit evaluations, and accordingly, believes that the balances from these largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense	Charged to Allowance	Other(1)	Ending Balance
Three months ended March 31, 2021	$4,265	$508	$(473)	$9	$4,309
Year ended December 31, 2020	1,327	4,532	(2,633)	1,039	4,265

____________________

(1)	This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	March 31,	December 31,
	2021	2020
Deposits	$796	$708
Prepaid expenses	5,613	3,510
Supplies	2,421	2,491
Prepaid and other current assets	$8,830	$6,709

5. PROPERTY AND EQUIPMENT, NET

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

Property and equipment, net, consisted of the following:

	Estimated	March 31,	December 31,
	Useful Life	2021	2020
Lab and test equipment	7 years	$19,017	$18,631
Vehicles	5 years	14,047	13,320
Equipment	3–7 years	33,263	32,177
Furniture and fixtures	7 years	3,023	2,938
Leasehold improvements	7 years	6,884	6,767
Aircraft	10 years	834	834
Building	39 years	2,975	2,975
		80,043	77,642
Land		725	725
Construction in progress		489	219
Less accumulated depreciation		(46,316)	(44,187)
Total property and equipment— net		$34,941	$34,399

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $2.2 million and $2.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

6. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired one business during the three months ended March 31, 2021 and several businesses during the year ended December 31, 2020. The results of each of those acquired businesses are included in the unaudited condensed consolidated financial statements beginning on the acquisition date. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

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

Other purchase price obligations (primarily deferred purchase price liabilities and target working capital liabilities or receivables) are included on the unaudited condensed consolidated statements of financial position in accounts payable and other accrued liabilities, other non-current liabilities or accounts receivable-net in the case of working capital deficits. Contingent consideration outstanding from acquisitions are included on the unaudited condensed consolidated statements of financial position in business acquisition contingent consideration, current or in business acquisitions contingent consideration, long-term. These obligations are scheduled to be settled if certain performance thresholds are met.

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

Transaction costs related to business combinations totaled $0.2 million and $1.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Acquisitions Completed During the Three Months Ended March 31, 2021

MSE Group—In January 2021, the Company completed the acquisition of MSE Group (“MSE”) by acquiring 100.0% of its membership interests. MSE is a provider of environmental assessment, compliance, engineering, and design services primarily to the U.S. federal government. MSE is based in Orlando, FL with additional offices in Tampa, Orlando, Jacksonville, San Antonio, TX, and Wilmington, NC, and satellite locations nationwide. The upfront cash payment made to acquire MSE was funded through cash on hand and the common stock portion of the purchase price was funded through the issuance of 71,740 shares of common stock.

The following table summarizes the elements of the purchase price of MSE:

	Cash	Common Stock	Other Purchase Price Components Current	Other Purchase Price Components Long Term	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
MSE	$9,082	$2,271	$10,146	$—	$—	$1,804	$23,303

The other purchase price components of the MSE purchase price consist of a target working capital amount, a 338 election tax liability, 2020 and 2021 purchase price true ups and contingent consideration. The 2020 and 2021 purchase price true up elements are based on MSE’s actual 2020 and 2021 results.  The contingent consideration element is related to earn-outs which are based on the expected achievement of revenue or earnings thresholds as of the date of the acquisition and for which the maximum potential amount is limited. The Company paid the target working capital amount and the 2020 purchase price true up in April 2021 (Note 22). The Company may be required to make up to $6.2 million in aggregate true up and earn-out payments in 2022 and 2023.

The preliminary purchase price attributable to the MSE acquisition was allocated as follows:

MSE
Cash	$2,810
Accounts receivable	3,068
Other current assets	31
Current assets	5,909
Property and equipment	513
Customer relationships	8,720
Trade names	521
Covenants not to compete	922
Goodwill	7,532
Total assets	24,117
Current liabilities	(814)
Total liabilities	(814)
Purchase price	$23,303

MSE results of operations have been combined with those of the Company since the date of acquisition. The Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2021 includes revenue and pre-tax loss of $4.0 million and $0.3 million, respectively. MSE is included in the Company’s Remediation and Reuse segment.

The weighted average useful lives for the acquired customer relationships and related backlog for the MSE acquisition are 7 years and 2 years, respectively. The weighted average useful lives for the acquired tradenames and covenants not to compete for the MSE acquisition are 2 years and 5 years, respectively.

Goodwill associated with the MSE acquisition is deductible for income tax purposes.

The Company has not yet completed the initial purchase price allocation for this acquisition due to the timing of the close of the transaction.

Acquisitions Completed During the Year Ended December 31, 2020

The Center for Toxicology and Environmental Health, L.L.C.—In April 2020, the Company completed the acquisition of The Center for Toxicology and Environmental Health, L.L.C. (“CTEH”) by acquiring 100.0% of its membership interests. CTEH is an environmental consulting company headquartered in Arkansas that specializes in environmental response and toxicology. The cash payment made to acquire CTEH was funded through the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 16) and the common stock portion of the purchase price was funded through the issuance of 791,139 shares of common stock.

Leed Environmental Inc.— In September 2020, the Company acquired certain testing assets, and operations from Leed Environmental Inc. (“LEED”). LEED provides environmental project management and coordination services. LEED expands the Company’s remediation capabilities in the Northeast region of the United States. The cash payment made to acquire LEED was funded via cash on hand.

American Environmental Testing Co.— In September 2020, the Company acquired certain assets and operations of American Environmental Testing Co. (“AETC”), a stack testing company in Utah. AETC expands the Company’s air measurement and analysis capabilities in the West Coast region. The cash payment made to acquire AETC was funded via cash on hand.

The following table summarizes the elements of purchase price of the acquisitions completed during the year ended December 31, 2020:

	Cash	Common Stock	Other Purchase Price Components Current	Other Purchase Price Components Long Term	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
CTEH	$175,000	$25,000	$(1,939)	$—	$34,451	$10,543	$243,055
All other acquisitions	450	—	50	100	210	—	810
Total	$175,450	$25,000	$(1,889)	$100	$34,661	$10,543	$243,865

The contingent consideration elements of the purchase price of the acquisitions is related to earn-outs which are based on the expected achievement of revenue or earnings thresholds as of the date of the acquisition and for which the maximum potential amount is limited.

The CTEH first year earn-out was calculated at twelve times CTEH’s 2020 EBITDA (as defined in the purchase agreement) in excess of $18.3 million, with a maximum first year earn-out payment of $50.0 million, which was fully achieved. The second year earn-out is to be calculated at ten times CTEH’s 2021 EBITDA in excess of actual 2020 EBITDA (with actual 2020 EBITDA subject to a minimum of $18.3 million and a maximum of $22.5 million), with a maximum second year earn-out payment of $30.0 million. The 2020 earn-out was initially payable 100.0% in common stock, but as a result of the completion of the Company’s IPO (Note 1), 50.0% was payable in cash. In April 2021, the 2020 earn-out payment was made with 50.0% paid in cash and the remaining 50.0% paid in common stock of the Company (Note 22). The 2021 earn-out, if any, is payable 100.0% in cash.

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

Supplemental Unaudited Pro-Forma—The unaudited condensed consolidated financial information summarized in the following table gives effect to the 2021 and the 2020 acquisitions discussed above assuming they occurred on January 1, 2020. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2020, nor does the information purport to reflect results for any future period.

	For the Three Months Ended March 31,
	2021			2020
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$133,817	$—	$133,817	$61,031	$36,197	$97,228
Net (loss) income	(11,596)	—	(11,596)	(41,248)	11,352	(29,896)

During the first quarter of 2020, the Company determined to reduce the footprint of its environmental lab in Berkeley, California, and to exit its non-specialized municipal water engineering service line and its food waste biogas engineering service line, (together, “the Discontinued Service Lines”). Revenues from Discontinued Service Lines included in revenues in the above table for the three months ended March 31, 2021 and March 31, 2020 were zero and $2.5 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2020	$162,156	$69,054	$43,457	$274,667
Goodwill acquired during the period	—	—	7,532	7,532
Balance as of March 31, 2021	$162,156	$69,054	$50,989	$282,199

Amounts related to finite-lived intangible assets are as follows:

March 31, 2021	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2–15 years	$173,502	$58,294	$115,208
Covenants not to compete	4–5 years	30,864	22,471	8,393
Trade names	1–5 years	17,459	13,445	4,014
Proprietary software	3–5 years	21,260	7,368	13,892
Patent	16 years	17,479	1,671	15,808
Total other intangible assets —net		$260,564	$103,249	$157,315

December 31, 2020	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	7–15 years	$164,782	$53,446	$111,336
Covenants not to compete	4–5 years	29,942	21,469	8,473
Trade names	1–5 years	16,938	12,849	4,089
Proprietary software	3–5 years	21,007	6,132	14,875
Patent	16 years	17,479	1,398	16,081
Total other intangible assets —net		$250,148	$95,294	$154,854

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. Amortization expense was $8.6 million and $5.6 million for the three months ended of March 31, 2021 and March 31, 2020, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2021 (remaining)	$22,667
2022	26,545
2023	21,276
2024	18,096
2025	11,854
2026 and thereafter	56,877
Total	$157,315

8. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Accounts payable	$15,470	$15,481
Accrued expenses	19,555	11,469
Other business acquisitions purchase price obligations	9,511	50
Contract liabilities	6,476	6,114
Other current liabilities	1,229	1,507
Income tax payable	190	256
Total accounts payable and other accrued liabilities	$52,431	$34,877

9. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued bonuses	$1,800	$5,416
Accrued paid time off	2,355	2,067
Accrued payroll	13,273	9,133
Accrued other	5,136	4,565
Total accrued payroll and benefits	$22,564	$21,181

10. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was (0.12%) and 7.11% for the three months ended March 31, 2021 and March 31, 2020, respectively. Income tax expense recorded by the Company during the three months ended March 31, 2021 was not material. The Company recorded an income tax benefit of $3.2 million during the three months ended March 31, 2020. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance, state and foreign income tax provisions and Global Intangible Low Taxed Income (“GILTI”).

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of March 31, 2021, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of March 31, 2021. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

11. WARRANT OPTIONS

In October 2018, in connection with the issuance of the Redeemable Series A-1 Preferred Stock, the Company issued a detachable warrant to acquire 534,240 shares of common stock at a price of $0.01 per share at any given time during a period of ten years beginning on the instrument’s issuance date.

For the three months ended March 31, 2020, fair value gains/(losses) recorded in other expense on the unaudited condensed consolidated statements of operations related to the Redeemable Series A-1 warrant were not material.

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

On July 30, 2020, the Redeemable Series A-1 Preferred Stock and the Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full resulting in the issuance of an aggregate of 2,534,239 shares of common stock to the holder for an exercise price of $0.01 per share.

12. DEBT

Debt consisted of the following:

	March 31,	December 31,
	2021	2020
Term loan facility	$173,359	$173,906
Capital leases	3,348	3,088
Equipment line of credit	2,803	3,018
Less deferred debt issuance costs	(3,871)	(4,108)
Total debt	175,639	175,904
Less current portion of long-term debt	(6,214)	(5,583)
Long-term debt, less current portion	$169,425	$170,321

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as discounted against the underlying debt instrument. These costs are amortized to interest expense over the terms of the underlying debt instruments.

Revolving Line of Credit and Term Loan Facility—On April 13, 2020, the Company entered into a Unitranche Credit Agreement (the “2020 Credit Facility”) providing for a new $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility and repaid all amounts outstanding under the prior senior secured credit facility. The 2020 Credit Facility matures in April 2025. Up until October 6, 2020, the term loan and the revolver bore interest at LIBOR plus 5.0% with a 1.0% LIBOR floor or the base rate plus 4.0% and LIBOR plus 3.5% or the base rate plus 2.5%, respectively. Effective October 6, 2020, the Company amended the 2020 Credit Facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged. The revolver is also subject to an unused commitment fee of 0.35%. The Term Loan has quarterly repayments that started on September 30, 2020 of $0.5 million, increasing to $1.1 million on September 30, 2021 and further increasing to $1.6 million on September 30, 2022, with the remaining outstanding principal amount due on the maturity date. The Company has the option to borrow incremental term loans up to an aggregate principal amount of $100.0 million subject to satisfaction of certain conditions, including the borrower’s pro forma compliance with the financial covenants under the 2020 Credit Facility. Immediately after giving effect to the incurrence of any such incremental term loans, the lenders must collectively hold at least 70.0% of all pari passu debt of all lenders under the credit facility. The existing lenders are not obligated to participate in any incremental term loan facility.

The 2020 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and make other payments in respect of capital stock, make certain investments, sell assets, change the Company’s lines of business, enter into transactions with affiliates and other corporate actions. The 2020 Credit Facility also contains financial covenants requiring the Company to remain below a maximum consolidated total leverage ratio of 4.25 times, which steps down to 4.00 times beginning December 31, 2021 and then to 3.75 times beginning December 31, 2022, and a minimum consolidated fixed charge coverage ratio of 1.25 times. The 2020 Credit Facility contains mandatory prepayment features upon a number of events, including with the proceeds of certain asset sales, proceeds from the issuance of any debt and proceeds of the capital contribution amounts contributed to cure a financial covenant default. The 2020 Credit Facility also includes mandatory prepayments of 50.0% of excess cash flow minus voluntary prepayments of the term loan and, solely to the extent accompanied by a permanent reduction in the revolving commitment, the revolver, if the Company’s consolidated total leverage ratio for the year ending December 31, 2020 is greater than or equal to 3.25 times and, for any year thereafter, the amount of any such mandatory prepayment shall be reduced to 25.0% of excess cash flow if the leverage ratio is less than 3.00 times. As of March 31, 2021 and December 31, 2020, the Company’s consolidated total leverage ratio (as defined in the credit agreement) was 3.1 times and 2.7 times, respectively.

The weighted average interest rate on the 2020 Credit Facility as of March 31, 2021 was 5.5%.

The 2020 Credit Facility contains a number of customary events of default related to, among other things, the non-payment of principal, interest or fees, violations of covenants, inaccuracy of representations or warranties, certain bankruptcy events, default in payment under or the acceleration of other indebtedness and certain change of control events. In the event of a default, subject to varying cure periods and rights for certain events of default, the required lenders may, at their option, declare the commitments to fund the credit facility to be terminated.

The Company’s obligations under the 2020 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

Prior Senior Secured Credit Facility—The Company’s Prior Senior Secured Credit Facility (the “Prior Senior Credit Facility”), which was paid in full in April 2020 via proceeds from the issuance of the 2020 Credit Facility, consisted of a $50.0 million term loan and a $130.0 million revolving credit facility.

Borrowings under the Prior Senior Credit Facility bore interest at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) Lender A’s prime rate and (c) Eurodollar Rate, which is based on LIBOR, (using a one-month period plus 1.0%), plus the applicable margin, as the Company elects. The applicable margin means a percentage per annum determined in accordance with the following table:

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

Capital Lease Obligations—The assets and liabilities under capital lease agreements are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are being amortized over the shorter of their related lease terms or their estimated useful lives ranging from three to seven years. The gross amount of assets under capital leases as of March 31, 2021 and December 31, 2020 was $6.2 million and $6.1 million, respectively. The amortization of assets under capital leases was $0.6 million and $0.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively, and was included in depreciation and amortization on the unaudited condensed consolidated statements of operations. All capital leases (including those purchased through the Company’s equipment line of credit) mature by 2025 as follows:

March 31,	Payments	Interest	Principal
2022	$2,727	$341	$2,386
2023	2,203	227	1,976
2024	1,403	98	1,305
2025	507	23	484
Total	$6,840	$689	$6,151

The following is a schedule of the aggregate annual maturities of long-term debt presented on the unaudited condensed consolidated statement of financial position, based on the terms of the 2020 Credit Facility, capital lease obligations and equipment line of credit:

March 31,
2022	$6,214
2023	7,992
2024	7,868
2025	7,047
2026	150,389
Total	$179,510

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	March 31,	December 31,
	2021	2020
Business acquisitions contingent consideration, current	$50,364	$49,902
Business acquisitions contingent consideration, long-term	16,971	4,565
Conversion option	21,488	20,886
Total	$88,823	$75,353

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Contingent Put Option	Warrant Option	Total
Balance—at January 1, 2020	$8,614	$379	$—	$7,100	$16,878	$32,971
Changes in fair value included in earnings	—	—	—	29,627	(1)	29,626
Payment of contingent consideration payable	(4,703)	—	—	—	—	(4,703)
Foreign currency translation of contingent consideration payment	(208)	—	—	—	—	(208)
Balance—at March 31, 2020	$3,703	$379	$—	$36,727	$16,877	$57,686

Balance—at January 1, 2021	$49,902	$4,565	$20,886	$—	$—	$75,353
Acquisitions	—	1,804	—	—	—	1,804
Changes in fair value included in earnings	462	10,602	602	—	—	11,666
Balance—at March 31, 2021	$50,364	$16,971	$21,488	$—	$—	$88,823

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Business Acquisitions Contingent Consideration—The fair value of the contingent consideration payable associated with the acquisition of CTEH and MSE was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. The fair values of the contingent consideration payables for the other acquisitions were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date.

The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earn-out thresholds.

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

Warrant Option—The warrant option was exercised on July 30, 2020 (Note 11). The fair value of the warrant option associated with the issuance of the Redeemable Series A-1 Preferred Stock was calculated based on the Black-Sholes pricing model using the following assumptions:

March 31,
2020
Common stock value (per share)	$31.60
Expected volatility	35.93%
Risk-free interest rate	0.70%
Expected life (years)	10

The method used to price this liability is considered Level 3 due to the subjective nature of the unobservable inputs (common stock value and expected volatility) used to determine the fair value.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases office facilities over various terms expiring through 2030. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2025. The following is a schedule of the future minimum lease payments by year under the leases:

March 31,	Rent	Office Equipment	Total
2022	$7,105	$371	$7,476
2023	5,115	268	5,383
2024	3,598	90	3,688
2025	1,757	22	1,779
2026 and thereafter	4,896	—	4,896
Total	$22,471	$751	$23,222

Total rent expense under operating leases was $2.5 million and $2.1million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Other Commitments—The Company has commitments under the 2020 Credit Facility, its equipment line of credit and its capital lease obligations (Note 12).

Contingencies—The Company is subject to purchase price contingencies related to earn-outs associated with certain acquisitions (Note 6).

Legal—In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters is not expected to have a material effect on the unaudited condensed consolidated results of operations, financial position or cash flows of the Company.

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

The Redeemable Series A-1 Preferred Stock contained restrictive covenants. Prior to its redemption, the Company was subject to a consolidated total leverage ratio (including the outstanding principal and accrued dividend on the Redeemable Series A-1 Preferred Stock) limit of less than 10.0 times as of the end of any fiscal quarter ending until maturity.

Before redemption, the Redeemable Series A-1 Preferred Stock accrued dividends quarterly at an annual rate of 15.0% with respect to dividends that were paid in cash and at an annual rate of 14.2% with respect to dividends that were accrued.

At issuance the Company determined that the detachable warrant (Note 11) and the contingent put option were required to be accounted for separately. The contingent put option change in value of $29.6 million for the three months ended March 31, 2020 was recorded to other expense.

16. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. Before the Company’s IPO, each share of Convertible and Redeemable Series A-2 Preferred Stock accrued dividends at the rate of 15.0% per annum, with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that were accrued. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $4.1 million during the three months ended March 31, 2021.

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

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of March 31, 2021, the Company has determined that a change of control is not probable. Additionally, as of March 31, 2021, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of March 31, 2021, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary. The Convertible and Redeemable Series A-2 Preferred Stock had an aggregate liquidation preference of $182.2 million as of March 31, 2021.

The Convertible and Redeemable Series A-2 Preferred Stock contains embedded features that are required to be bifurcated and are subject to separate accounting treatment from the instrument itself. At issuance, these embedded features consisted of (i) a contingent dividend feature associated with the decrease in the dividend rate upon an IPO and (ii) a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. Upon the Company’s IPO, the embedded derivative only consisted of the conversion option. As of March 31, 2021, this conversion embedded feature had a net fair value of $21.5 million. The change in value of $0.6 million for the three months ended March 31, 2021 was recorded to other expense.

17. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of March 31, 2021 and December 31, 2020.

Warrants—In May 2015, the Company issued warrants to acquire 116,350 shares of Common Stock at a price of approximately $17.19 per share to the placement agent as consideration for backstopping the financing completed in May 2015. These warrants were exercised in full as a cashless transaction during the three months ended March 31, 2021. As a result of this cashless transaction, the resulting number of shares issued was 67,713 shares.

Common Stock Issuances—The Company issued the following shares of common stock:

	Three Months Ended March,
	2021		2020
	Shares	Average Price per Share	Shares	Average Price per Share
Acquisitions	71,740	$31.65	—	$—
Exercise of warrants	67,713	17.19	—	—
Exercise of options	330,060	6.62	—	—
Restricted shares, net	36,817	29.88	—	—
Total	506,330	$13.27	—	$—

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of March 31, 2021 and March 31, 2020, there was $18.8 million and $7.2 million, respectively, of total unrecognized stock compensation expense related to unvested options and restricted stock granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average three year period. The following number of shares were authorized to be issued and available for grant:

	March 31, 2021
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	3,944,750	2,047,269	5,992,019
Shares available for grant	1,618,996	—	1,618,996

	March 31, 2020
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	1,057,785	2,058,619	3,116,404
Shares available for grant	8,217	4,775	12,992

Total stock compensation expense for the Plans was as follows:

	Three Months Ended March 31,
	2021				2020
	2017 plan		2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$606	$—	$10	$616	$355	$—	$70	$425
Selling, general and administrative expense	1,004	182	3	1,189	287	370	68	725
Total	$1,610	$182	$13	$1,805	$642	$370	$138	$1,150

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock—During the three months ended March 31, 2021 and March 31, 2020, the Company issued 14,532 and 33,229 shares of restricted stock with a fair market value of $30.96 and $31.60 per share, respectively, to certain 2017 Plan participants as Director’s compensation. These shares of restricted stock granted in the three months ended March 31, 2021 and March 31, 2020 vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. There were 36,817 and zero shares of restricted stock that became fully vested and were released as unrestricted shares of common stock during the three months ended March 31, 2021 and March 31, 2020, respectively. There were no forfeitures of restricted shares during the three months ended March 31, 2021 and March 31, 2020. There were an aggregate of 281,705 and 273,122 restricted shares outstanding as of March 31, 2021 and March 31, 2020, respectively.

Options—Options issued to all optionees under the 2017 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the Board of Directors) as follows: one half on the second anniversary of date of grant and the remaining half on the fourth anniversary of the date of grant, with the exception of certain annual grants to certain executive officers, which vest annually over a 3-year and 1-year period. The following summarizes the options activity of the 2017 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding at January 1, 2020	617,852	$24	$12	7.82	$4,696
Granted	158,062	32	12	—	—
Forfeited/ cancelled	(2,000)	32	—	—	—
Outstanding at March 31, 2020	773,914	26	12	8.50	4,693

Outstanding at January 1, 2021	1,840,229	23	12	9.09	15,598
Granted	224,270	38	20	—	—
Forfeited/ cancelled	(10,000)	26	—	—	—
Expired	(1,250)	18	—	—	—
Exercised	(17,188)	16	—	—	519
Outstanding at March 31, 2021	2,036,061	24	13	8.97	52,317
Exercisable at March 31, 2021	218,379	24	—	7.79	5,702
Options vested and expected to vest	2,036,061	24	—	8.97	52,317

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation:

	March 31,	March 31,
	2021	2020
Common stock value (per share)	$ 37.61	$ 31.60
Expected volatility	58.01%	31.87%
Risk-free interest rate	0.71%	1.78%
Expected life (years)	5.5-7.0	7.0
Forfeiture rate	None	None
Dividend rate	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding at January 1, 2020	1,855,469	$6	$1	6.14	46,617
Expired	(725)	6	—	—	—
Outstanding at March 31, 2020	1,854,744	6	1	6.14	46,521

Outstanding at January 1, 2021	1,787,869	6	—	5.40	43,867
Exercised	(311,872)	6	—	—	12,321
Outstanding at March 31, 2021	1,475,997	6	—	5.14	64,492
Exercisable at March 31, 2021	1,456,922	6	—	5.13	63,740
Options vested and expected to vest	1,475,997	6	—	5.14	64,492

Total shares outstanding from exercised options were 579,260 shares and 201,600 shares as of March 31, 2021 and March 31, 2020, respectively.

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	March 31,
	2021	2020
Warrants	—	650,590
Montrose 2013 Stock Incentive Plan	2,047,269	2,058,619
Montrose 2017 Stock Incentive Plan	3,944,750	1,057,785
Common stock reserved for future issuance	5,992,019	3,766,994

18. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period. The Redeemable Series A-1 Preferred Stock, which was outstanding prior to its redemption on July 27, 2020, and the Convertible and Redeemable Series A-2 Preferred Stock are considered a participating security during the applicable period. Net losses are not allocated to the Redeemable Series A-1 Preferred stockholders nor the Convertible and Redeemable Series A-2 stockholders, as they were not contractually obligated to share in the Company’s losses.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. During the three months ended March 31, 2020, shares issuable in connection with the warrant options (Note 11) were considered outstanding common shares for purposes of calculating net loss per share since they did not contain any conditions that must be satisfied for the holder to exercise the warrant. Potentially dilutive shares are comprised of restricted stock and shares of common stock underlying stock options outstanding under the Plans and warrants (other than warrant options) to purchase common stock. During the three months ended March 31, 2021 and March 31, 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
(In thousands, except for net loss per share)	2021	2020
Net loss	$(11,596)	$(41,248)
Accretion of redeemable series A-1 preferred stock	—	(5,415)
Convertible and redeemable series A-2 preferred stock dividend	(4,100)	—
Net loss attributable to common stockholders – basic and diluted	(15,696)	(46,663)
Weighted-average common shares outstanding – basic and diluted	25,117	8,904
Net loss per share attributable to common stockholders – basic and diluted	$(0.62)	$(5.24)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	March 31,
	2021	2020
Stock options	3,293,679	2,095,909
Restricted stock	26,201	19,059
Warrants	—	116,350

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

Segment revenues and Adjusted EBITDA consisted of the following:

	Three Months Ended March 31,
	2021		2020
		Segment		Segment
	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$75,262	$15,804	$4,530	$1,442
Measurement and Analysis	33,440	4,860	36,440	7,379
Remediation and Reuse	25,115	2,481	20,061	2,107
Total Operating Segments	133,817	23,145	61,031	10,928
Corporate and Other	—	(6,345)	—	(5,375)
Total	$133,817	$16,800	$61,031	$5,553

Presented below is a reconciliation of the Company’s segment measure to loss before (expense) benefit from income taxes:

	For the Three Months Ended March 31,
	2021	2020
Total	$16,800	$5,553
Interest expense, net	(2,688)	(2,593)
Income tax (expense) benefit	(2)	3,152
Depreciation and amortization	(10,769)	(7,560)
Stock-based compensation	(1,805)	(1,150)
Start-up losses and investment in new services	(968)	(379)
Acquisition costs	(237)	(1,307)
Fair value changes in financial instruments	(602)	(29,626)
Fair value changes in business acquisitions contingent consideration	(11,064)	—
Short term purchase accounting fair value adjustment to deferred revenue	—	(243)
Initial public offering expense	—	(531)
Discontinued services (i)	—	(6,417)
Expenses related to financing transactions	(50)	—
Other losses or expenses	(211)	(147)
Net loss	$(11,596)	$(41,248)

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

20. RELATED-PARTY TRANSACTIONS

The Company engaged a related party to provide Quality of Earnings reports on acquisition targets. The Company paid this related party approximately zero and $0.1 million during the three months ended March 31, 2021 and March 31, 2020, respectively for its services. This expense is included within selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, the Company had no significant unpaid invoices to this related party, which would be/are included in accounts payable and other accrued liabilities on the unaudited condensed consolidated statements of financial position. The related party used by the Company is partially owned through investment vehicles controlled by certain members of the Company’s Board of Directors. The Company ceased using the services of this related party during 2020.

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

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of March 31, 2021 and December 31, 2020, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch up contribution allowed by law. Prior to May 22, 2020, the Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 4.0% of the participant’s compensation. Beginning on May 22, 2020, the Company temporarily ceased making employer contributions. Employer contributions were reinstated beginning on April 23, 2021. Employer contributions under the 401(k) Savings Plan for the three months ended March 31, 2021 and March 31, 2020 were zero and $0.8 million, respectively, and are included within selling, general, and administrative expenses on the unaudited condensed consolidated statements of operations.

22. SUBSEQUENT EVENTS

Business Acquisitions—On April 1, 2021, the Company issued 539,607 shares of common stock valued at a price per share of $46.33 and paid in cash $25.0 million as additional consideration for the acquisition of CTEH pursuant to the 2020 earn-out provision of the transaction agreement.

On April 1, 2021, the Company issued 24,200 shares of common stock valued at a price per share of $44.81 and paid in cash $8.0 million as additional consideration for the acquisition of MSE pursuant to the purchase price true up and working capital surplus provision of the transaction agreement.

Debt—Effective April 27, 2021, the Company entered into a new Senior Secured Credit Agreement providing for a new $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving line of credit (the “2021 Credit Facility”), and used a portion of the proceeds from the 2021 Credit Facility to repay all amounts outstanding under the 2020 Credit Facility (Note 12). The 2021 revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. The company has the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

The 2021 Credit Facility term loan must be repaid in quarterly installments and shall amortize at the following annualized rates beginning with the quarter ended December 31, 2021 with the remaining balance due and payable in full upon the five-year anniversary from the closing date:

	Amortization Table
	Year 1	Year 2	Year 3	Year 4	Year 5
Term Loan	5.0%	5.0%	7.5%	7.5%	10.0%

The 2021 Credit Facility term loan and the revolver bear interest subject to the Company’s leverage ratio and LIBOR as follows:

Pricing Tier	Net Leverage Ratio	Senior Credit Facilities		Commitment Fee	Letter of Credit Fee
		LIBOR	Base Rate
1	≥ 3.75x to 1.0	2.50%	1.50%	0.25%	2.50%
2	<3.75x to 1.0 but ≥ 3.25 to 1.0	2.25	1.25	0.23	2.25
3	<3.25 to 1.0 but ≥ 2.50 to 1.0	2.00	1.00	0.20	2.00
4	<2.50 to 1.0 but ≥ 1.75 to 1.0	1.75	0.75	0.15	1.75
5	<1.75 to 1.0	1.50	0.50	0.15	1.50

Additionally, the Company may receive an interest rate adjustment of up to 0.05% under the 2021 Credit Facility based on the Company’s performance against certain defined sustainability and environmental, social and governance related objectives.

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, as well as financial covenants requiring the Company to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending September 30, 2023 and then to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 24, 2021, or the 2020 Form 10-K. Further, many of these factors are, and may continue to be, amplified by the COVID-19 pandemic.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three months ended March 31, 2021 and 2020 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC.

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

These operating segments have been structured and organized to align with how we view and manage the business with the full lifecycle of our clients’ targeted environmental concerns and needs in mind. Within each segment, we cover similar service offerings, regulatory frameworks, internal operating structures and client types. Corporate activities not directly related to segment performance, including general corporate expenses, interest and taxes, are reported separately. For more information on each of our operating segments, see Item 1. “Business” in the 2020 Form 10-K.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on our business, including the impact on our customers, employees and suppliers. While COVID-19 did not have a material adverse effect on our reported results, we did experience some changes to our business operations. The changes were primarily composed of client postponement of on-site environmental compliance testing, delays in project start dates particularly within our Remediation and Reuse segment, and postponement or reformatting of scientific presentations and sales visits. We have also had small numbers of employees either exposed to or contract COVID-19 outside of the workplace. Exposed employees have been asked to quarantine per company protocols. To date, COVID-19 related quarantines have not had a material adverse effect on our reported results. We believe these COVID-19 impacts are temporary and accordingly, in the second quarter of 2020 we instituted temporary cost mitigation measures such as reducing non-billable time for a subset of our impacted workforce. We have now ended some of these cost containment measures. Some of these cost mitigation measures were reversed at the beginning of 2021, with the remaining measures expected to be fully reversed in the second quarter of 2021. Our businesses exposed to commercial food waste and non-specialized municipal water engineering projects also saw more significant disruptions and, as a result, in the first quarter of 2020 we exited those service lines as described further below. On the other hand, we have seen benefits from COVID-19 given client demand for CTEH’s toxicology and response services, which represented a meaningful revenue stream in the three months ended March 31, 2021, and that, once the pandemic subsides, we may not be able to replace in future periods. Although many parts of our business saw some impact from COVID-19, in the aggregate, our overall business benefitted from COVID-19 during the three months ended March 31, 2021, primarily as a result of COVID-19 response work performed by CTEH.

COVID-19 has had an impact on our historical seasonality trends given the various government stay at home or business closure orders staring in the second quarter of 2020. We have not experienced a significant slowdown in cash collections, and as a result cash flow from operations has not been materially adversely impacted. In addition, in the second quarter of 2021 we entered into a 2021 Credit Facility, replacing our 2020 Credit Facility, and as a result, increased borrowing capacity. We expect our sources of liquidity to be sufficient for our operating needs for the next twelve months. See “—Liquidity and Capital Resources.”

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three months ended March 31, 2021:

		Revenues	Percentage
	Acquisitions	Attributable	of
(revenues in thousands)	Completed	to Acquisitions	Revenues
Three months ended March 31, 2021	1	$3,981	2.97%

We did not acquire any companies during the three months ended March 31, 2020.

Revenues from acquired companies exclude intercompany revenues from revenue synergies realized between business lines within operating segments, as these are eliminated at the consolidated segment and Company level. We expect our revenue growth to continue to be driven in significant part by acquisitions.

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of earn-out related contingent consideration related to acquisitions could be significant. The amount of each for the three months ended March 31, was:

	Three Months Ended March 31,
(in thousands)	2021	2020
Amortization expense	$8,595	$5,609
Acquisition-related costs	237	1,307
Fair value changes in business acquisitions contingent consideration	11,064	—

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made a $50.0 million earn-out payment in April 2021 (50.0% of which was paid in the form of shares of our common stock) and may pay up to $30.0 million in earn-out payments in 2022 in connection with our CTEH acquisition. In connection with our most recent acquisition, MSE, we may make up to $6.2 million in aggregate purchase price true up and earn-out payments in 2022 and 2023. See Note 6 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Organic Growth

We have grown organically and expect to continue to do so. We define organic growth as the change in revenues excluding revenues from acquisitions for the first twelve months following the date of acquisition and excluding revenues from businesses disposed of or discontinued. As a result of the significance of the CTEH acquisition to Montrose, and the potential annual volatility in CTEH’s revenues, we may also disclose organic growth combined with the annual organic revenue growth of CTEH, but excluding CTEH’s revenues from projects contributing more than $4.0 million of revenue. We expect to continue to disclose organic revenue growth with and without CTEH on an annual basis. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in conjunction with revenue growth calculated in accordance with GAAP. We have grown organically and expect to continue to do so.

Discontinued Service Lines

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations. During the first quarter of 2020, as part of this evaluation, we determined to scale back operations of our environmental lab in Berkeley, California, and to exit our non-specialized municipal water engineering service line and our food-waste biogas engineering service line, collectively, the Discontinued Service Lines. The factors underlying these decisions were accelerated and amplified by the COVID-19 pandemic, which for example, has made the collection of commercial food waste used in biodigesters less consistent and delayed the approval or initiation of certain projects dependent on municipal or state funding. As a part of discontinuing these service lines, a process which was completed in the second quarter of 2020, we eliminated select personnel and, in the first quarter of 2020, booked an additional bad debt reserve related to the increased uncertainty around the ability to collect on receivables related to these service lines. Revenues from our non-specialized municipal water engineering service line and our food-waste biogas engineering, which are included in the results of our Remediation and Reuse segment, were zero and $1.0 million in the three months ended March 31, 2021 and March 31, 2020, respectively. Revenues from our Berkeley lab, which are included in the results of our Measurement and Analysis segment, were zero and $1.5 million in the three months ended March 31, 2021 and March 31, 2020, respectively. We no longer generate any revenues from the Discontinued Service Lines.

Revenue Mix

Our segments generate different levels of profitability and, accordingly, shifts in the mix of revenues between segments can impact our consolidated reported net income, operating margin, Adjusted EBITDA and Adjusted EBITDA margin from quarter to quarter and year to year. Inter-company revenues between business lines within segments have been eliminated. See Note 19 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 “Financial Statements.”

Financing Costs

Financing costs, relating primarily to interest expense on our debt, continue to be a significant component of our results of operations. For the three months ended March 31, 2021 and March 31, 2020, we incurred interest expense of $2.7 million and $2.6 million, respectively.

On April 13, 2020, we entered into a new Credit Agreement providing for a $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility, the 2020 Credit Facility, and used the proceeds therefrom to repay in full all amounts outstanding under our prior senior secured credit facility. We incurred debt extinguishment costs of $1.4 million in connection with this refinancing transaction. Effective October 6, 2020, the Company amended its 2020 Credit Facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged.

On April 27, 2021, we entered into a new Credit Agreement, the 2021 Credit Facility, and repaid all amounts outstanding under the 2020 Credit Facility. The 2021 Credit Facility consists of a $175.0 million term loan and a $125.0 million revolving credit facility. The interest rate on the 2021 Credit Facility varies depending on leverage, with a minimum of LIBOR plus 1.5% and a maximum of LIBOR plus 2.5%.

As a result of the lower interest rates under the 2021 Credit Facility, we expect interest expense to be lower for the remainder of 2021 as compared to 2020 periods despite higher outstanding debt balances. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

See Notes 12 and 22 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 “Financial Statements” and “Liquidity and Capital Resources.”

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

Seasonality

Because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results. In addition, our operating results experience some quarterly variability. Excluding the impact of revenues and earnings from new acquisitions, and the temporary impact of COVID, we typically generate slightly lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. Historically, quarterly variability has been driven by weather patterns, which generally impact our field-based teams’ ability to operate in the winter months. As we continue to grow and expand into new geographies and service lines, quarterly variability may deviate from historical trends.

Earnings Volatility

The acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster, and more recently, the benefit from COVID related work. We expect lower demand for COVID-19 related response services by CTEH after the second quarter of 2021. As a result, we may experience revenues and earnings in a quarter or year that are not indicative of future results.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	For the Three Months Ended March 31,
(in thousands, except per share and percentage data)	2021	2020
Statements of operations data:
Revenues	$133,817	$61,031
Cost of revenues (exclusive of depreciation and amortization)	95,316	44,398
Selling, general and administrative expenses	25,000	20,519
Initial public offering expense	—	531
Fair value changes in business acquisitions contingent consideration	11,064	—
Depreciation and amortization	10,769	7,560
Loss from operations	$(8,332)	$(11,977)
Other expense	(574)	(29,830)
Interest expense, net	(2,688)	(2,593)
Loss before income taxes	(11,594)	(44,400)
Income tax expense (benefit)	2	(3,152)
Net loss	$(11,596)	$(41,248)
Accretion of Series A-1 redeemable preferred stock	—	(5,415)
Series A-2 dividend payment	(4,100)	—
Net loss attributable to common stockholders	$(15,696)	$(46,663)
Weighted average number of shares (basic and diluted)	25,117	8,904
Loss per share	$(0.62)	$(5.24)
Other financial data:
Operating margin(1)	(6.2)%	(19.6)%
Adjusted EBITDA(2)	$16,800	$5,553
Adjusted EBITDA margin(2)	12.6%	9.1%

(1)	Operating margin represents loss from operations as a percentage of revenues.
(2)	Non-GAAP measure. See “—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the three months ended March 31, 2021, we had revenues of $133.8 million, an increase of $72.8 million, or 119.3% over the three months ended March 31, 2020. Excluding revenues from Discontinued Service Lines of zero and $2.5 million in the three months ended March 31, 2021 and March 31, 2020, respectively, revenues increased $75.3 million or 128.7%. The $75.3 million increase in revenues was driven by acquisitions, which contributed $74.5 million during the three months ended March 31, 2021, and organic growth. All segments continue to be impacted by COVID-19 in 2021 compared to Q1 2020 which was mostly prior to the onset of the pandemic. COVID-19 related project delays and other impacts were offset by COVID-19 response work in our Assessment, Permitting and Response segment from the CTEH acquisition. Revenue by segment and as a percentage of total revenues was as follows:

	Three Months Ended March 31,
	2021		2020
(revenue in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$75,262	56.2%	$4,530	7.4%
Measurement and Analysis	33,440	25.0	36,440	59.7
Remediation and Reuse	25,115	18.8	20,061	32.9

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

For the three months ended March 31, 2021, cost of revenues was $95.3 million or 71.2% of revenues, and was comprised of direct labor of $36.1 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $41.0 million, field supplies, testing supplies and equipment rental of $11.1 million, project-related travel expenses of $5.1 million and other direct costs of $2.0 million. For the three months ended March 31, 2020, cost of revenues was $44.4 million or 72.7% of revenues, and was comprised of direct labor of $27.4 million, outside services (including construction, laboratory, shipping and freight and other outside services) of $9.3 million, field supplies, testing supplies and equipment rental of $4.3 million, project-related travel expenses of $1.6 million and other direct costs of $1.8 million.

For the three months ended March 31, 2021, cost of revenues as a percentage of revenue fell 1.5% from the three months ended March 31, 2020, as a result of lower labor as a percentage of revenue. This decline was primarily attributable to a shift in roles and responsibilities of certain employees from providing direct field support to providing more specialized, multi-location overhead support functions (such as accounting, HR and management) as result of acquisitions and growth in our business. These changes in employee roles resulted in a decrease in labor costs recorded as cost of revenues and a corresponding increase in labor costs recorded as selling, general and administrative expenses in the current quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the three months ended March 31, 2021, selling, general and administrative expenses were $25.0 million, an increase of $4.5 million or 21.8% versus the three months ended March 31, 2020, of which $6.3 million was from selling, general and administrative expenses pertaining to companies we acquired subsequent to the first quarter of 2020, an increase in public company related costs of $1.0 million, as well as the impact of the shift of employee roles and responsibilities as described above, and an increase in investments in corporate infrastructure (primarily sales and marketing, finance, administrative, IT, legal and human resources). These increases were partially offset by a decrease in bad debt of $5.8 million, primarily related to the 2020 Discontinued Service Lines and a decrease in acquisition related costs of $1.1 million.

For the three months ended March 31, 2021, selling, general and administrative expense was comprised of indirect labor of $13.9 million, facilities costs of $3.5 million, stock-based compensation of $1.2 million, acquisition-related costs of $0.2 million, bad debt expense of $0.5 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $5.7 million.

For the three months ended March 31, 2020, selling, general and administrative expenses were $20.5 million, and were comprised of indirect labor of $5.9 million, facilities costs of $2.9 million, stock-based compensation of $0.7 million, acquisition-related costs of $1.3 million, bad debt expense of $6.3 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $3.4 million.

Initial Public Offering Expense

Initial public offering expense for the three months ended March 31, 2021 and March 31, 2020, was zero and $0.5 million, respectively, and represented expenses incurred to prepare for the initial public offering.

Fair Value Changes in Business Acquisitions Contingent Consideration

For the three months ended March 31, 2021, fair value changes in business acquisitions contingent consideration were $11.1 million versus zero for the three months ended March 31, 2020. The increase was primarily driven by fair value adjustments to contingent consideration associated with CTEH’s earn-out. See Note 6 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2021, was $10.8 million and was comprised of amortization of finite lived intangibles of $8.6 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $2.2 million. Depreciation and amortization expense for the three months ended March 31, 2020, was $7.6 million and was comprised of amortization of finite lived intangibles of $5.6 million and depreciation of property and equipment of $2.0 million. The increase in both depreciation and amortization for the three months ended March 31, 2021 versus the three months ended March 31, 2020, was primarily a result of acquisitions.

Other Expense

Other expense for the three months ended March 31, 2021 of $0.6 million was driven by fair value adjustments related to the Series A-2 preferred stock conversion option. Other expense of $29.8 million for the three months ended March 31, 2020 was driven primarily by fair value adjustments related to the Series A-1 preferred stock contingent put option.  See Notes 15 and 16 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the three months ended March 31, 2021, was $2.7 million, compared to $2.6 million for the three months ended March 31, 2020. The increase in interest expense was driven by higher outstanding debt, partially offset by lower average interest rates under the 2020 Credit Facility. See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Taxes Expense (Benefit)

Income tax expense was not material during the three months ended March 31, 2021, compared to an income tax benefit of $3.2 million for the three months ended March 31, 2020.

Segment Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021			2020
(in thousands)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$75,262	$15,804	21.0%	$4,530	$1,442	31.8%
Measurement and Analysis	33,440	4,860	14.5	36,440	7,379	20.2
Remediation and Reuse	25,115	2,481	9.9	20,061	2,107	10.5
Total Operating Segments	$133,817	$23,145	17.3%	$61,031	$10,928	17.9%
Corporate and Other		(6,345)	n/a		(5,375)	n/a

(1)

For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

(2)	Represents Segment Adjusted EBITDA as a percentage of revenues.

Revenues

Assessment, Permitting and Response segment revenues for the three months ended March 31, 2021 were $75.3 million, compared to $4.5 million for the three months ended March 31, 2020. The increase was driven by the acquisition of CTEH in the second quarter of 2020, which expanded our product portfolio and our scientific and technical advisory services footprint. CTEH benefited from COVID-19 related response work performed in the quarter ended March 31, 2021.

Measurement and Analysis segment revenues for the three months ended March 31, 2021 were $33.4 million, a decrease of $3.0 million or 8.2% compared to revenues for the three months ended March 31, 2020 of $36.4 million. The decrease was partially driven by a decline in revenues from Discontinued Service Lines. Revenues from Discontinued Service Lines in the Measurement and Analysis segment were zero and $1.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Excluding revenues from Discontinued Service Lines, revenues decreased $1.5 million or 4.3%, driven by expected seasonality, the negative impact of COVID in the current year, as well as the timing of projects in the current year versus the prior year.

Remediation and Reuse segment revenues for the three months ended March 31, 2021 were $25.1 million, an increase of $5.0 million or 25.2% compared to revenues for the three months ended March 31, 2020 of $20.1 million. Revenues from Discontinued Service Lines were $1.0 million for the three months ended March 31, 2020. Excluding revenues from Discontinued Service Lines, revenues increased $6.0 million or 31.4%. This $6.0 million increase was primarily driven by $4.0 million from the acquisition of MSE, which closed on January 4, 2021, and organic growth.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $15.8 million for the three months ended March 31, 2021, compared to $1.4 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and March 31, 2020, Segment Adjusted EBITDA margin was 21.0% and 31.8%, respectively. The increase in Segment Adjusted EBITDA was primarily a result of the acquisition of CTEH in the second quarter of 2020. The decline in Segment Adjusted EBITDA margin is as a result of lower margin COVID response work performed by CTEH.

Measurement and Analysis Segment Adjusted EBITDA for the three months ended March 31, 2021 was $4.9 million, a decrease of $2.5 million compared to Segment Adjusted EBITDA for the three months ended March 31, 2020 of $7.4 million. For the three months ended March 31, 2021 Segment Adjusted EBITDA margin was 14.5% compared to 20.2% for the three months ended March 31, 2020. The decline in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily a result of lower revenues due to COVID-19 and business mix.

Remediation and Reuse Segment Adjusted EBITDA for the three months ended March 31, 2021 was $2.5 million, an increase of $0.4 million compared to Segment Adjusted EBITDA for the three months ended March 31, 2020 of $2.1 million. For the three months ended March 31, 2021 Segment Adjusted EBITDA margin was 9.9% compared to 10.5% in the three months ended March 31, 2020. The increase in Segment Adjusted EBITDA was primarily a result of higher revenues. The slight decline in Segment Adjusted EBITDA margin was a result of business mix and continued investment in the segment.

Corporate and other costs were $6.3 million for the three months ended March 31, 2021 compared to $5.4 million for the three months ended March 31, 2020. The cost increase was driven by public company related costs, higher recruiting costs and higher IT security and infrastructure investments, partially offset by a decrease in bad debt expense of $0.3 million.

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

Our principal sources of liquidity have been borrowings under our current and prior credit facilities, other borrowing arrangements, proceeds from the issuance of preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, other prior secured and unsecured borrowings and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, the CTEH acquisition agreement includes an earn-out provision that provides for the payment of contingent consideration based on CTEH’s 2020 and 2021 results in an aggregate amount not to exceed $80.0 million, with each payment equal to a specified multiple of CTEH’s EBITDA for the relevant year in excess of specified targets. Earn-out payments in respect of fiscal years 2020 and 2021 are capped at $50.0 million and $30.0 million, respectively. We made a $50.0 million earn-out payment, 50.0% in cash and 50.0% in shares of common stock, in April 2021. Any payment in respect of 2021 will be payable in cash. See Note 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

We expect to continue to finance our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the next twelve months. See “—COVID-19” above for a discussion of the impact of the pandemic on our liquidity.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Consolidated Statement of Cash Flows Data:
Net cash used in operating activities	$(13,913)	$(8,978)
Net cash used in investing activities	(7,398)	(1,660)
Net cash (used in) provided by financing activities	(3,087)	5,238
Change in cash, cash equivalents and restricted cash	$(24,398)	$(5,400)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the three months ended March 31, 2021, net cash used in operating activities was $13.9 million, a decrease of $4.9 million, when compared to net cash used in operating activities of $9.0 million for the three months ended March 31, 2020. This decrease in cash flows from operating activities in the three months ended March 31, 2021 primarily reflects an increase in change in working capital of $18.6 million driven by revenue growth, higher interest payments of $0.8 million, as well as higher taxes paid of $0.2 million, partially offset by higher earnings before non-cash items, including bad debt, depreciation and amortization, stock-based compensation expense and fair value adjustments of $12.7 million, lower acquisition related costs of $1.1 million, lower cloud computing costs of $0.6 million (related to the implementation of new ERP and CRM (Customer Relationship Management) systems) and lower non-capitalizable IPO costs of $0.5 million, when compared to the prior year.

Working capital increased by $27.1 million in the three months ended March 31, 2021, primarily due to an increase in accounts receivable and contract assets of $29.0 million (as a result of significantly higher revenues in the quarter ended March 31, 2021 when compared to the quarter ended December 31, 2020), offset by an increase in accounts payable and accrued payroll and benefits of $1.1 million, as compared to an increase in working capital of $8.5 million in the three months ended March 31, 2020, which was driven by a decrease in accounts payable and accrued payroll and benefits of $7.5 million.

Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $7.4 million, primarily driven by cash paid for the acquisition of MSE, net of cash acquired, of $6.3 million, as well as purchases of property and equipment for cash consideration of $1.1 million.

For the three months ended March 31, 2020, net cash used in investing activities was $1.7 million, primarily driven by purchases of property and equipment for cash consideration of $1.6 million.

Financing Activities

For the three months ended March 31, 2021, net cash used in financing activities was $3.1 million. Cash used in financing activities was driven by the payment of the quarterly dividend on the Series A-2 preferred stock of $4.1 million, the repayment of capital leases of $0.6 million, and term loan amortization payments of $0.5 million related to our 2020 credit facility, partially offset by proceeds received from the exercise of stock options of $2.2 million.

For the three months ended March 31, 2020, net cash provided by financing activities was $5.2 million. Cash provided by financing activities was driven by a $13.2 million increase in net borrowings under our credit facility, partially offset by the payment of acquisition-related contingent consideration of $4.7 million, an amortization payment of $1.3 million related to our term loan under our prior senior secured credit facility, the repayment of capital leases of $0.7 million, and the payment of debt issuance costs of $0.1 million.

Credit Facilities

2021 Credit Facility

On April 27, 2021, we entered into a new Senior Secured Credit Agreement (the “2021 Credit Facility”) providing for a new $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving credit facility, and used a portion of the proceeds to repay all amounts outstanding under the 2020 Credit Facility. The 2021 revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. We have the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

The 2021 Credit Facility term loan must be repaid in quarterly installments and shall amortize at the following annualized rates beginning with the quarter ended December 31, 2021 with the remaining balance due and payable in full upon the five-year anniversary from the closing date:

	Amortization Table
	Year 1	Year 2	Year 3	Year 4	Year 5
Term Loan	5.0%	5.0%	7.5%	7.5%	10.0%

The 2021 Credit Facility term loan and the revolver bear interest subject to the Company’s leverage ratio and LIBOR as follows:

Pricing Tier	Consolidated Leverage Ratio	Senior Credit Facilities LIBOR	Senior Credit Facilities Base Rate	Commitment Fee	Letter of Credit Fee
1	≥ 3.75 to 1.0	2.50%	1.50%	0.25%	2.50%
2	< 3.75 to 1.0 but ≥ 3.25 to 1.0	2.25	1.25	0.23	2.25
3	<3.25 to 1.0 but ≥ 2.50 to 1.0	2.00	1.00	0.20	2.00
4	<2.50 to 1.0 but ≥ 1.75 to 1.0	1.75	0.75	0.15	1.75
5	<1.75 to 1.0	1.50	0.50	0.15	1.50

Additionally, we may receive an interest rate adjustment of up to 0.05% under the 2021 Credit Facility based on our performance against certain defined sustainability and environmental, social and governance related objectives.

Our obligations under the 2021 Credit Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The 2021 Credit Facility includes a number of covenants imposing certain restrictions on our business, including, among other things, restrictions on our ability to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and repurchase or make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions. The 2021 Credit Facility also includes financial covenants requiring us to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the quarter ending December 31, 2022 through and including the quarter ending September 30, 2023 and then to 3.75 times beginning with the quarter ending December 31, 2023 (provided that, subject to certain requirements, the maximum net leverage ratio may be increased by 0.50:1.00, not to exceed 4.25:1.00, for a period of four consecutive fiscal quarters in connection with certain permitted acquisitions), and a minimum fixed charge coverage ratio of 1.25 times.

The 2021 Credit Facility contains a mandatory prepayment feature upon a number of events, including with the proceeds of certain asset sales and proceeds from the issuance of any debt.

See Note 22 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

2020 Credit Facility

On April 13, 2020, we entered into a Unitranche Credit Agreement (the “2020 Credit Facility”) providing for $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility, and used a portion of the proceeds from the 2020 Credit Facility to repay all amounts outstanding under the Prior Senior Secured Credit Facility. The 2020 Credit Facility would have matured on the earliest of (a) April 13, 2025 and (b) so long as our Series A-2 preferred stock had not been redeemed in full or otherwise not converted into common stock of Montrose, the date that was 180 days before the Series A-2 preferred equity mandatory redemption date, unless prior to such date, the Series A-2 preferred equity mandatory redemption date had been extended to a date not earlier than one hundred eighty (180) days after April 13, 2025.

Initially, the term loan bore interest at a rate of LIBOR plus 5.0% (subject to a 1.0% LIBOR floor) or the base rate plus 4.0%. Effective October 6, 2020, we amended the 2020 credit facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver bore interest at a rate of LIBOR plus 3.5% or the base rate plus 2.5%. The revolver was also subject to an unused commitment fee of 0.35%.

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

The 2020 Credit Facility also contained financial covenants requiring us to remain below a maximum consolidated total leverage ratio of 4.25 times, which stepped down to 4.00 times beginning December 31, 2021 and then to 3.75 times beginning December 31, 2022, and a minimum consolidated fixed charge coverage ratio of 1.25 times. As of March 31, 2021, the Company’s leverage ratio, which included the impact of contingent consideration payable in cash, was 3.1 times. The weighted average interest rate on the 2020 Credit Facility as of March 31, 2021 was 5.5%. We were in compliance with all applicable covenants under the 2020 Credit Facility as of March 31, 2021.

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Prior Credit Facility

Our Prior Senior Secured Credit Facility most recently amended and restated in July 2019 (the “Prior Credit Facility”) consisted of a $50.0 million term loan and a $130.0 million revolving credit facility.

Borrowings under the Prior Credit Facility bore interest at either (i) LIBOR plus the applicable margin or (ii) a base rate (equal to the highest of (a) the federal funds rate plus 0.5%, (b) Bank of America, N.A.’s prime rate and (c) the Eurocurrency Rate, which is based on LIBOR, (using a one-month period plus 1.0%), plus the applicable margin, as we elected). The applicable margin meant a percentage per annum determined in accordance with the following table:

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee	Eurodollar Rate Loans and LIBOR Letter of Credit Fee	Daily Floating Rate Loans	Rate Loans
1	> 3.75 to 1.0	0.50%	4.00%	4.00%	3.00%
2	≤ 3.75 to 1.0 but > 3.00 to 1.0	0.50	3.50	3.50	2.50
3	≤ 3.00 to 1.0 but > 2.25 to 1.0	0.40	3.00	3.00	2.00
4	< 2.25 to 1.0	0.30	2.50	2.50	1.50

The weighted average interest rate on the Prior Credit Facility as of March 31, 2020 was 4.95%. All amounts outstanding under the Prior Senior Secured Credit Facility were repaid on April 13, 2020.

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Series A-1 Preferred Stock

On October 19, 2018, we issued 12,000 shares of our Series A-1 preferred stock. The Series A-1 preferred stock accrued dividends quarterly at an annual rate of 15.0% with respect to any dividends paid in cash and at an annual rate of 14.2%, compounded quarterly with respect to dividends that are accrued. In the event of a redemption, a holder was guaranteed a minimum of either two or three years of dividends depending on the nature of the redemption. As of March 31, 2020, we were subject to a maximum consolidated total leverage ratio, including the outstanding principal and accrued dividend on the Series A-1 preferred stock, of 10.0 times as of the end of any fiscal quarter until maturity. We were in compliance with the covenants as of March 31, 2020.

On July 27, 2020, we redeemed in full the Series A-1 preferred stock, including the guaranteed minimum two-year dividend. We used $131.8 million of the IPO proceeds and 1,786,739 shares of common stock to redeem all outstanding shares of the redeemable Series A-1 preferred stock.

See Note 15 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Series A-2 Preferred Stock

On April 13, 2020, we issued 17,500 shares of the Series A-2 preferred stock with a par value of $0.0001 per share and a warrant to purchase common stock, in exchange for $175.0 million. Prior to the completion of the IPO, each share of Series A-2 preferred stock accrued dividends at the rate of 15.0% per annum with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that accrued and compounded, resulting in an annual dividend rate of 15.0%, and 9.0% per annum after the IPO. Following the completion of the IPO, the Series A-2 preferred stock does not mature or have a cash repayment obligation; however, it is redeemable at our option. The Series A-2 preferred stock becomes convertible into our common stock beginning on the four-year anniversary of the Series A-2 preferred stock issuance. Upon the four-year anniversary of the issuance, holders of Series A-2 preferred stock may convert up to $60.0 million of such shares into our common stock at a conversion rate discounted to 85.0% of the volume weighted average trading value, with the permitted amount of Series A-2 preferred stock to be converted increasing at each subsequent anniversary of the issuance until the sixth anniversary, after which all of the Series A-2 preferred stock may be converted at the holder’s option. Following the completion of the IPO and redemption of the Series A-1 preferred stock on July 27, 2020 with a portion of the proceeds therefrom and newly issued shares of common stock, the Series A-2 preferred stock dividend rate changed to 9.0% per annum with required quarterly cash payments. If permitted under our existing debt facilities, we must pay the Series A-2 preferred stock dividend in cash each quarter.

With respect to any redemption of any share of the Series A-2 preferred stock prior to April 13, 2023, we are subject to a make whole penalty in which the holder is guaranteed at least three years of dividend payments on the redeemed amount.

See Note 16 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Off-Balance Sheet Arrangements

During the period presented, we did not have, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our 2020 Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to those critical accounting policies as disclosed therein.

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

NON-GAAP Financial Information

In addition to our results under GAAP, we also present in this Quarterly report on Form 10-Q other supplemental financial measures of financial performance that are not required by, or presented in accordance with, GAAP, including Adjusted EBITDA and Adjusted EBITDA margin. We calculate Adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for the impact of certain other items, including stock-based compensation expense and acquisition-related costs, as set forth in greater detail in the table below. Adjusted EBITDA margin represents Adjusted EBITDA as a percentage of revenues for a given period.

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

The following is a reconciliation of our net loss to Adjusted EBITDA:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Net loss	$(11,596)	$(41,248)
Interest expense	2,688	2,593
Income tax expense (benefit)	2	(3,152)
Depreciation and amortization	10,769	7,560
EBITDA	$1,863	$(34,247)
Stock-based compensation (1)	1,805	1,150
Start-up losses and investment in new services (2)	968	379
Acquisition costs (3)	237	1,307
Fair value changes in financial instruments (4)	602	29,626
Expenses related to financing transactions (5)	50	—
Fair value changes in business acquisitions contingent consideration (6)	11,064	—
Short term purchase accounting fair value adjustment to deferred revenue (7)	—	243
IPO expense (8)	—	531
Discontinued service lines and closing of Berkley lab (9)	—	6,417
Other losses and expenses(10)	211	147
Adjusted EBITDA	$16,800	$5,553

(1)	Represents non-cash stock-based compensation expenses related to option awards issued to employees and restricted stock grants issued to directors.
(2)

Represent start-up losses related to losses incurred on (i) the expansion of lab testing methods and lab capacity, including into new geographies, (ii) expansion of our Remediation and Consulting services and (iii) expansion into Europe in advance of projects driven by new regulations.

(3)	Includes financial and tax diligence, consulting, legal, valuation, accounting and travel costs and acquisition-related incentives related to our acquisition activity.
(4)	Amounts relate to the change in fair value of the embedded derivatives and warrant option attached to the Series A-1 preferred stock and the Series A-2 preferred stock.
(5)	Amounts represent non-capitalizable expenses associated with refinancing and amending our debt facilities.
(6)

Reflects the difference between the expected settlement value of acquisition related earn-out payments at the time of the closing of acquisitions and the expected (or actual) value of earn-outs at the end of the relevant period.

(7)	Purchase accounting fair value adjustment to deferred revenue represents the impact of the fair value adjustment to the carrying value of deferred revenue as of the date of acquisition of ECT2.
(8)	Represents expenses incurred by us to prepare for our initial public offering, as well as costs from IPO-related bonuses.
(9)	Represents losses from the Discontinued Service Lines and the Berkeley lab.
(10)	Represents non-operational charges incurred as a result of lease abandonments and non-capitalizable costs related to the implementation of a new ERP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of March 31, 2021, a 1.0% increase in interest rates above the 1.0% LIBOR floor on the term loan would increase annual income (loss) before income taxes by approximately $1.7 million. Due to the 1.0% LIBOR floor under the terms of the term loan, and the LIBOR rate of 0.1% in effect on the revolver at March 31, 2021, any decrease in LIBOR rates would have had a de minimis benefit to annual income (loss) before income taxes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from the risk factors disclosed in our 2020 Form 10-K. The risks described in our 2020 Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks facing we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On January 1, 2021, we issued an aggregate of 71,740 shares of common stock as consideration for the acquisition of MSE. The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

On February 18, 2021, we issued 49,154 shares of common stock in connection with the exercise in full of warrants to purchase 87,250 shares of common stock at an exercise price of $17.19 per share of common stock. The warrants were exercised on a cashless basis with a share of common stock valued at $39.37 per share, the closing price on the date of exercise. The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

On March 1, 2021, we issued 18,559 shares of common stock in connection with the exercise in full of warrants to purchase 29,100 shares of common stock at an exercise price of $17.19 per share of common stock. The warrants were exercised on a cashless basis with a share of common stock valued at $47.46 per share, the closing price on the date of exercise. The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

On April 1, 2021, we issued 539,607 and 24,230 shares of common stock as additional consideration for (i) the acquisition of CTEH pursuant to the earn-out provision of the transaction agreement, and (ii) the acquisition of MSE pursuant to the purchase price true up provision of the transaction agreement, respectively. These issuances of common shares were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

Use of Proceeds

In connection with our initial public offering, we filed a Registration Statement on Form S-1 (File No. 333-239542) on June 29, 2020. The SEC declared the registration statement effective on July 22, 2020. The balance of the IPO proceeds which were unused as of December 31, 2020 were used to partially fund the acquisition of MSE in January 2021 ($6.3 million) and to fund operating needs during the three months ended March 31, 2021 ($12.9 million).

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

Montrose Environmental Group, Inc.

Date: May 12, 2021	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer