Form 10-Q
period 2021-06-30
Montrose Environmental Group, Inc.
filed 2021-08-11
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-39394

Montrose Environmental Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-4195044
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5120 Northshore Drive, North Little Rock, Arkansas	72118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 900-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000004 per share	MEG	The New York Stock Exchange

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

As of August 6, 2021, the registrant had 26,199,377 shares of common stock, $0.000004 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Financial Position	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	2
	Unaudited Condensed Consolidated Statements of Redeemable Series A-1 Preferred Stock, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ (Deficit) Equity	3
	Unaudited Condensed Consolidated Statements of Cash Flows	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
Signatures		54

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and restricted cash	$40,189	$34,881
Accounts receivable—net	72,351	54,102
Contract assets	55,033	38,576
Prepaid and other current assets	7,706	6,709
Total current assets	175,279	134,268
NON-CURRENT ASSETS:
Property and equipment—net	29,552	34,399
Operating lease right-of-use asset—net	25,823	—
Finance lease right-of-use asset—net	7,439	—
Goodwill	287,293	274,667
Other intangible assets—net	152,740	154,854
Other assets	3,390	4,538
TOTAL ASSETS	$681,516	$602,726
LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$40,995	$34,877
Accrued payroll and benefits	19,279	21,181
Business acquisitions contingent consideration, current	30,152	49,902
Current portion of operating lease liabilities	7,268	—
Current portion of finance lease liabilities	2,966	—
Current portion of long-term debt	6,563	5,583
Total current liabilities	107,223	111,543
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	1,000	4,565
Other non-current liabilities	2,505	2,523
Deferred tax liabilities—net	2,431	2,815
Conversion option	22,006	20,886
Operating lease liability—net of current portion	18,643	—
Finance lease liability—net of current portion	4,785	—
Long-term debt—net of deferred financing fees	230,934	170,321
Total liabilities	389,527	312,653
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 at June 30, 2021 and December 31, 2020; aggregate liquidation preference of $182.2 million at June 30, 2021 and December 31, 2020	152,928	152,928
STOCKHOLDERS’ EQUITY:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at June 30, 2021 and December 31, 2020; issued and outstanding shares: 26,108,188 and 24,932,527 at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	287,365	259,427
Accumulated deficit	(148,432)	(122,353)
Accumulated other comprehensive income	128	71
Total stockholders’ equity	139,061	137,145
TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$681,516	$602,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES	$136,224	$73,766	$270,041	$134,797
COST OF REVENUES (exclusive of depreciation and amortization shown below)	92,104	45,889	187,420	90,287
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	27,366	19,318	52,366	39,837
INITIAL PUBLIC OFFERING EXPENSE	—	—	—	531
FAIR VALUE CHANGES IN BUSINESS ACQUISITIONS CONTINGENT CONSIDERATION	12,971	3,983	24,035	3,983
DEPRECIATION AND AMORTIZATION	10,905	9,784	21,674	17,344
(LOSS) FROM OPERATIONS	(7,122)	(5,208)	(15,454)	(17,185)
OTHER (EXPENSE) INCOME
Other (expense) income	(819)	21,933	(1,393)	(7,897)
Interest expense—net	(6,798)	(5,260)	(9,486)	(7,853)
Total other (expenses) income—net	(7,617)	16,673	(10,879)	(15,750)
LOSS BEFORE (BENEFIT) EXPENSE FROM INCOME TAXES	(14,739)	11,465	(26,333)	(32,935)
INCOME TAXES BENEFIT	(256)	(1,759)	(254)	(4,911)
NET (LOSS) INCOME	$(14,483)	$13,224	$(26,079)	$(28,024)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	28	(90)	57	(53)
COMPREHENSIVE (LOSS) INCOME	(14,455)	13,134	(26,022)	(28,077)
ACCRETION OF REDEEMABLE SERIES A-1 PREFERRED STOCK	—	(5,644)	—	(11,059)
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(4,100)	—	(8,200)	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	(18,583)	7,580	(34,279)	(39,083)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— BASIC	26,056	10,649	25,586	9,718
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— BASIC	$(0.71)	$0.71	$(1.34)	$(4.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— DILUTED	26,056	19,139	25,586	9,718
NET (LOSS) INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— DILUTED	$(0.71)	$0.40	$(1.34)	$(4.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

									Accumulated	Total
	Redeemable Series A-1		Convertible and Redeemable						Other	Stockholders'
	Preferred Stock		Series A-2 Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Loss) Income	Equity
BALANCE—December 31, 2019	12,000	$128,822	—	$—	8,370,107	$—	$38,153	$(64,404)	$(40)	$(26,291)
Net loss	—	—	—	—	—	—	—	(41,248)	—	(41,248)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	5,415	—	—	—	—	(5,415)	—	—	(5,415)
Stock-based compensation	—	—	—	—	—	—	1,150	—	—	1,150
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	37	37
BALANCE—March 31, 2020	12,000	$134,237	—	$—	8,370,107	$—	$33,888	$(105,652)	$(3)	$(71,767)
Net income	—	—	—	—	—	—	—	13,224	—	13,224
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	5,644	—	—	—	—	(5,644)	—	—	(5,644)
Issuance of the convertible and redeemable series A-2 preferred stock	—	—	17,500	152,928	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,140	—	—	1,140
Common stock issued	—	—	—	—	794,639	—	25,021	—	—	25,021
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(90)	(90)
BALANCE—June 30, 2020	12,000	139,881	17,500	$152,928	9,164,746	$—	$54,405	$(92,428)	$(93)	$(38,116)

BALANCE—December 31, 2020	—	$—	17,500	$152,928	24,932,527	$—	$259,427	$(122,353)	$71	$137,145
Net loss	—	—	—	—	—	—	—	(11,596)	—	(11,596)
Stock-based compensation	—	—	—	—	—	—	1,805	—	—	1,805
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	—	—	506,330	—	4,456	—	—	4,456
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	29	29
BALANCE—March 30, 2021	—	$—	17,500	$152,928	25,438,857	$—	$261,588	$(133,949)	$100	$127,739
Net loss	—	—	—	—	—	—	—	(14,483)	—	(14,483)
Stock-based compensation	—	—	—	—	—	—	2,417	—	—	2,417
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	—	—	669,331	—	27,460	—	—	27,460
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	28	28
BALANCE—June 30, 2021	—	$—	17,500	$152,928	26,108,188	$—	$287,365	$(148,432)	$128	$139,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(26,079)	$(28,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	590	6,263
Depreciation and amortization	21,674	17,344
Amortization of right-of-use asset	4,025	—
Stock-based compensation expense	4,222	2,290
Fair value changes in embedded derivatives	1,120	7,781
Fair value changes in business acquisitions contingent consideration	24,035	3,983
Deferred income taxes	(254)	(4,911)
Other	(87)	983
Debt extinguishment costs	4,052	—
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	(31,009)	7,427
Prepaid expenses and other current assets	1,316	(789)
Accounts payable and other accrued liabilities	1,788	(8,296)
Accrued payroll and benefits	(2,846)	1,886
Payment of contingent consideration and other assumed purchase price obligations	(15,549)	(6,175)
Other assets	(107)	(1,346)
Change in operating leases	(3,937)	—
Net cash used in operating activities	(17,046)	(1,584)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,354)	(3,160)
Proprietary software development and other software costs	(208)	(155)
Purchase price true ups	(8,377)	—
Proceeds from net working capital adjustment related to acquisitions	—	2,819
Cash paid for acquisitions—net of cash acquired	(14,876)	(173,473)
Net cash used in investing activities	(25,815)	(173,969)
FINANCING ACTIVITIES:
Proceeds from line of credit	105,000	104,390
Payments on line of credit	(40,000)	(176,980)
Proceeds from term loans	175,000	175,000
Repayment of term loan	(173,905)	(48,750)
Payment of contingent consideration and other purchase price obligations	(9,605)	(6,005)
Repayment of finance leases	(1,143)	(1,249)
Payments of deferred offering costs	—	(1,462)
Prepayment premium on credit facility	—	(351)
Debt issuance costs	(2,590)	(4,866)
Proceeds from issuance of common stock for exercised stock options	3,086	21
Issuance of convertible and redeemable Series A-2 preferred stock and warrant	—	173,664
Dividend payment to the Series A-2 shareholders	(8,200)	—
Net cash provided by financing activities	47,643	213,412
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,782	37,859
Foreign exchange impact on cash balance	526	71
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	34,881	6,884
End of period	$40,189	$44,814
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$3,397	$6,539
Cash paid for income tax	$305	$72
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$907	$814
Property and equipment purchased under finance leases	$1,766	$1,704
Accretion of the redeemable series A-1 preferred stock to redeemable value	$—	$11,059
Common stock issued to acquire new businesses	$2,746	$25,000
Acquisitions unpaid contingent consideration	$31,152	$44,994
Offering costs included in accounts payable and other accrued liabilities	$—	$941
Acquisitions contingent consideration paid in shares	$25,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 70 offices across the United States, Canada and Australia and over 2,000 employees as of June 30, 2021.

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

Measurement and Analysis—Through its Measurement and Analysis segment, Montrose’s teams test and analyze air, water and soil to determine concentrations of contaminants, including emerging contaminants such as PFAS, as well as determine the toxicological impact of contaminants on flora, fauna and human health. Montrose’s offerings include source and ambient air testing and monitoring, leak detection and repair (“LDAR”) and advanced analytical laboratory services such as air, storm water, wastewater and drinking water analysis.

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

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements—The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and therefore intends to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. The Company has elected to use this extended transition period under the JOBS Act. The effective dates shown below reflect the election to use the extended transition period. However, as June 30, 2021, the end of the

Company’s second fiscal quarter, the market value of the Company’s common stock held by non-affiliates exceeded $700.0 million and, as a result, the Company will no longer qualify as an emerging growth company at the end of the fiscal year ended December 31, 2021.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to improve financial reporting regarding leasing transactions. In June 2021, with an effective adoption date of January 1, 2021, the Company adopted ASU No. 2016-02, using the modified retrospective transition approach with a cumulative effect adjustment to the income statement as of the date of adoption (Note 6). As a result of electing the modified retrospective approach, the Company is not required to restate comparative periods for the effects of ASC 842. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability, regardless of lease classification. The Company elected the package of practical expedients, which allows it not to have to reassess previous conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less and elected the practical expedient to not separate lease and non-lease components for all of its leases. As of adoption date, the Company recognized operating lease right-of-use assets, current operating lease liabilities and operating lease liabilities, net of current portion of $24.6 million, $7.3 million and $17.3 million, respectively. The Company recognized finance lease right-of-use assets, current finance lease liabilities and finance lease liabilities, net of current portion of $7.2 million, $2.9 million and $4.6 million, respectively.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to trade receivables. The new guidance will be effective for the Company’s annual and interim periods beginning after December 15,

2022. The Company does not anticipate that the adoption of this standard will have a material impact on the unaudited condensed consolidated financial statements.

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

Disaggregation of Revenue—The Company disaggregates revenue by its operating segments. The Company believes disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue disclosures are provided in Note 20.

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

The following table presents the Company’s contract balances:

	June 30,	December 31,
	2021	2020
Contract assets	$55,033	$38,576
Contract liabilities	7,292	6,114

Contract assets acquired through business acquisitions amounted to $0.4 million and $6.5 million as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities acquired through business acquisitions amounted to $0.5 million and zero as of June 30, 2021 and December 31, 2020, respectively. Revenue recognized during the three and six months ended June 30, 2021, included in the contract liabilities balance at the beginning of the year was $1.3 million and $2.5 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior periods during the three and six months ended June 30, 2021 was not material.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of June 30, 2021, and December 31, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $33.7 million and $24.4 million, respectively. As of June 30, 2021, the Company expected to recognize approximately $27.0 million of this amount as revenue within the next year and $6.7 million the year after.

Accounts Receivable, Net—Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2021	2020
Accounts receivable, invoiced	$74,668	$57,228
Accounts receivable, other	1,906	1,139
Allowance for doubtful accounts	(4,223)	(4,265)
Accounts receivable—net	$72,351	$54,102

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable are shown on the face of the unaudited condensed consolidated statements of financial position, net of an allowance for doubtful accounts. In determining the allowance for doubtful accounts, the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends. During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19. The COVID-19 pandemic has added uncertainty to the collectability of certain receivables, particularly in industries hard hit by the pandemic. As a result, the Company recorded a $6.3 million bad debt reserve during the first quarter of 2020. The bad debt adjustment included a $5.5 million reserve for one customer in the Company’s Remediation and Reuse segment in which management concluded to discontinue select service lines as of June 30, 2020 (Note 20).

As of June 30, 2021 and December 31, 2020, the Company had one customer who accounted for 13.0% and 10.2%, respectively, of our gross accounts receivable. During the three and six months ended June 30, 2021, the Company had three customers who accounted for 14.1%, 14.1% and 10.2% and 13.4%, 13.2% and 11.9% of revenue, respectively. The Company did not have any customers that exceeded 10.0% of revenue during the three or six months ended June 30, 2020. The Company performs ongoing credit evaluations, and accordingly, believes that the balances from these largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense	Charged to Allowance	Other(1)	Ending Balance
Six months ended June 30, 2021	$4,265	$590	$(1,056)	$424	$4,223
Year ended December 31, 2020	1,327	4,532	(2,633)	1,039	4,265

____________________

(1)	This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	June 30,	December 31,
	2021	2020
Deposits	$791	$708
Prepaid expenses	4,568	3,510
Supplies	2,347	2,491
Prepaid and other current assets	$7,706	$6,709

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

Property and equipment, net, consisted of the following:

	Estimated	June 30,	December 31,
	Useful Life	2021	2020
Lab and test equipment	7 years	$17,401	$18,631
Vehicles	5 years	5,059	13,320
Equipment	3-7 years	33,315	32,177
Furniture and fixtures	7 years	2,998	2,938
Leasehold improvements	7 years	6,824	6,767
Aircraft	10 years	834	834
Building	39 years	2,975	2,975
		69,406	77,642
Land		725	725
Construction in progress		1,292	219
Less accumulated depreciation		(41,871)	(44,187)
Total property and equipment— net		$29,552	$34,399

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $2.5 million and $4.7 million for the three and six months ended June 30, 2021, respectively, and $2.0 million and $4.0 million for the three and six months ended June 30, 2020, respectively.

Total property and equipment, net as of December 31, 2020 included $7.2 million related to financed assets, which, following the adoption of ASC 842, are presented as part of finance lease liabilities and excluded from property and equipment, net on the face of the condensed consolidated balance sheet as of June 30, 2021.

6. LEASES

Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company has finance leases for its vehicle and equipment leases and operating leases for its real estate space and office equipment leases. The Company’s operating and finance leases generally have original lease terms between 1 year and 15 years, and in some instances include one or more options to renew. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company currently considers some of its renewal options to be reasonably certain to be exercised. Some leases also include early termination options, which can be exercised under specific conditions. The Company does not have material residual value guarantees or restrictive covenants associated with its leases.

In June 2021, with an effective adoption date of January 1, 2021, the Company adopted ASU 2016-02 using the modified retrospective approach, which permits application of this new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under ASC 840.

Finance and operating lease assets represent the right to use an underlying asset for the lease term, and finance and operating lease liabilities represent the obligation to make lease payments arising from the lease.

The Company calculates the present value of its finance and operating leases using an estimated incremental borrowing rate (“IBR”), which requires judgment. For real estate operating leases, the Company estimates the IBR based on prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease. For all other leases, the Company estimates the IBR based on the stated interest rate on the contract. Since many of the inputs used to calculate the rate implicit in the leases are not readily determinable from the lessee’s perspective, the Company will not use the implicit interest rate.

Certain leases contain variable payments, these payments are expensed as incurred and not included in the Company’s operating lease right-of-use assets and operating lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes, and insurance and are excluded from the present value of the Company’s lease obligations.

As of the adoption date, the Company recognized operating lease right-of-use assets, current operating lease liabilities and operating lease liabilities, net of current portion of $24.6 million, $7.3 million and $17.3 million, respectively. As of the adoption date, the Company recognized finance lease right-of-use assets, current finance lease liabilities and finance lease liabilities, net of current portion of $7.2 million, $2.9 million and $4.6 million, respectively.

As part of this adoption, the Company elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. The Company also elected to combine lease and non-lease components on all new or modified operating leases into a single lease component for all classes of assets.

Total rent expense under operating leases was $2.1 million and $4.2 million for the three and six months ended June 30, 2020, respectively.

The components of lease expense were as follows:

		Three Months Ended	Six Months Ended
	Statement of Operations Location	June 30, 2021	June 30, 2021
Operating lease cost
Lease cost	Selling, general and administrative expense	$2,236	$4,336
Variable lease cost	Selling, general and administrative expense	114	215
Total operating lease cost		2,350	4,551

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	848	1,643
Interest on lease liabilities	Interest expense—net	103	199
Total finance lease cost		951	1,842
Total lease cost		$3,301	$6,393

Supplemental cash flows information related to leases was as follows:

Six Months Ended
June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$4,249
Operating cash flows used in finance leases	199
Financing cash flows used in finance leases	1,632

Lease liabilities arising from new ROU assets
Operating leases	5,305
Finance leases	1,928

Weighted average remaining lease terms and weighted average discount rates were:

	June 30, 2021
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.11	2.95
Weighted average discount rate	2.57%	5.10%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	June 30, 2021
	Operating Leases	Finance Leases
Remainder of 2021	$4,300	$1,724
2022	6,865	2,986
2023	4,851	2,126
2024	3,344	1,116
2025 and thereafter	8,356	381
Total undiscounted future minimum lease payments	27,716	8,333
Less imputed interest	(1,805)	(582)
Total discounted future minimum lease payments	$25,911	$7,751

A schedule of the future minimum rental commitments under the Company’s capital lease agreements and non-cancelable operating lease agreements with an initial or remaining term in excess of one year as of December 31, 2020, in accordance with ASC 840, the predecessor to ASC 842, were as follows:

	December 31, 2020
	Operating Leases	Finance Leases
2021	$5,946	$2,652
2022	4,865	2,172
2023	3,146	1,444
2024	1,812	496
2025 and thereafter	4,954	69
Total	$20,723	$6,833

7. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired two business during the six months ended June 30, 2021 and several businesses during the year ended December 31, 2020. The results of each of those acquired businesses are included in the unaudited condensed consolidated financial statements beginning on the acquisition date. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

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

Transaction costs related to business combinations totaled $0.5 million and $0.7 million for the three and six months ended June 30, 2021, respectively and $2.5 million and $3.8 million for the three and six months ended June 30, 2020, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Acquisitions Completed During the Six Months Ended June 30, 2021

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

Vista Analytical Laboratory, Inc. (“Vista”)—In June 2021, the Company completed the acquisition of Vista Analytical Laboratory, Inc. (“Vista”) by acquiring 100.0% of its membership interests. Vista provides specialty analytical services related to Per- and polyfluoroalkyl substances (“PFAS”) and other semi-volatile organic compounds. Vista is based in Dorado Hills, CA. The upfront cash payment made to acquire Vista was funded through cash on hand and the common stock portion of the purchase price was funded through the issuance of 9,322 shares of common stock.

The following table summarizes the elements of the purchase price of the acquisitions completed during the six months ended June 30, 2021:

	Cash	Common Stock	Other Purchase Price Components Current	Other Purchase Price Components Long Term	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
MSE	$9,082	$2,271	$10,146	$—	$—	$1,804	$23,303
Vista	9,025	475	—	—	—	1,000	10,500

The other purchase price components of the MSE purchase price consist of a target working capital amount, a 338 election tax liability, 2020 and 2021 purchase price true ups and contingent consideration. The 2020 and 2021 purchase price true up elements are based on MSE’s actual 2020 and 2021 results.  The other purchase price components of the Vista purchase price consist of a target working capital amount.

The contingent consideration elements of the acquisitions are related to earn-outs which are based on the expected achievement of revenue or earnings thresholds as of the date of the acquisition and for which the maximum potential amount is limited.

The Company may be required to make up to $7.2 million in aggregate true up and earn-out payments in 2022 and 2023 in connection with these two acquisitions. The Company paid the MSE target working capital amount and the 2020 purchase price true up in April 2021.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	MSE	Vista	Total
Cash	$2,810	$420	$3,230
Accounts receivable	2,987	1,035	4,022
Other current assets	31	344	375
Current assets	5,828	1,799	7,627
Property and equipment	513	976	1,489
Customer relationships	8,720	1,656	10,376
Trade names	521	1,284	1,805
Covenants not to compete	922	240	1,162
Goodwill	7,613	5,014	12,627
Total assets	24,117	10,969	35,086
Current liabilities	(814)	(469)	(1,283)
Total liabilities	(814)	(469)	(1,283)
Purchase price	$23,303	$10,500	$33,803

For the acquisitions completed during the six months ended June 30, 2021, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021 includes revenue of $3.9 million and $7.8 million, respectively, and pre-tax (loss) income of $0.1 million and $(0.2) million, respectively. MSE and Vista are included in the Company’s Remediation and Reuse and Measurement and Analysis segment, respectively.

The weighted average useful lives for the acquired customer relationships and related backlog for MSE are 7 years and 2 years, respectively. The weighted average useful lives for the acquired tradenames and covenants not to compete for MSE acquisition are 2 years and 5 years, respectively.

Goodwill associated with the MSE and Vista acquisitions is deductible for income tax purposes.

The Company has not yet completed the initial purchase price allocation for the acquisition of Vista due to the timing of the close of the transaction.

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

The contingent consideration elements of the purchase price of the acquisitions are related to earn-outs which are based on the expected achievement of revenue or earnings thresholds as of the date of the acquisition and for which the maximum potential amount is limited.

The CTEH first year earn-out was calculated at twelve times CTEH’s 2020 EBITDA (as defined in the purchase agreement) in excess of $18.3 million, with a maximum first year earn-out payment of $50.0 million, which was fully achieved. The second year earn-out is to be calculated at ten times CTEH’s 2021 EBITDA in excess of actual 2020 EBITDA (with actual 2020 EBITDA subject to a minimum of $18.3 million and a maximum of $22.5 million), with a maximum second year earn-out payment of $30.0 million. The 2020 earn-out was initially payable 100.0% in common stock, but as a result of the completion of the Company’s IPO (Note 1), 50.0% was payable in cash. In April 2021, the 2020 earn-out payment was made with 50.0% paid in cash and the remaining 50.0% paid in common stock of the Company (Notes 14 and 18). The 2021 earn-out, if any, is payable 100.0% in cash.

The purchase price attributable to the acquisitions was allocated as follows:

	CTEH	Other 2020 Acquisitions	Total
Cash	$1,527	$—	$1,527
Accounts receivable	17,059	—	17,059
Other current assets	1,265	—	1,265
Current assets	19,851	—	19,851
Property and equipment	7,042	75	7,117
Customer relationships	56,000	—	56,000
Trade names	4,200	—	4,200
Covenants not to compete	4,000	109	4,109
Proprietary software	14,700	—	14,700
Goodwill	146,983	626	147,609
Total assets	252,776	810	253,586
Current liabilities	9,721	—	9,721
Total liabilities	9,721	—	9,721
Purchase price	$243,055	$810	$243,865

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

	For the Three Months Ended June 30,
	2021			2020
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$136,224	$1,178	$137,402	$73,766	$5,569	$79,335
Net (loss) income	(14,483)	219	(14,264)	13,224	841	14,065
	For the Six Months Ended June 30,
	2021			2020
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$270,041	$2,381	$272,422	$134,797	$43,326	$178,123
Net (loss) income	(26,079)	166	(25,913)	(28,024)	12,247	(15,777)

During the first quarter of 2020, the Company determined to reduce the footprint of its environmental lab in Berkeley, California, and to exit its non-specialized municipal water engineering service line and its food waste biogas engineering service line, (together, “the Discontinued Service Lines”). Revenues from Discontinued Service Lines included in revenues in the above table was zero for the three and six months ended June 30, 2021 and $1.3 million and $3.8 million for the three and six months ended June 30, 2020, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2020	$162,156	$69,054	$43,457	$274,667
Goodwill acquired during the period	—	5,013	7,613	12,626
Balance as of June 30, 2021	$162,156	$74,067	$51,070	$287,293

Amounts related to finite-lived intangible assets are as follows:

June 30, 2021	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$175,158	$63,157	$112,001
Covenants not to compete	4-5 years	31,104	23,403	7,701
Trade names	1-5 years	18,743	13,920	4,823
Proprietary software	3-5 years	21,272	8,592	12,680
Patent	16 years	17,479	1,944	15,535
Total other intangible assets —net		$263,756	$111,016	$152,740

December 31, 2020	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	7-15 years	$164,782	$53,446	$111,336
Covenants not to compete	4-5 years	29,942	21,469	8,473
Trade names	1-5 years	16,938	12,849	4,089
Proprietary software	3-5 years	21,007	6,132	14,875
Patent	16 years	17,479	1,398	16,081
Total other intangible assets —net		$250,148	$95,294	$154,854

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. Amortization expense was $8.4 million and $17.0 million for the three and six months ended June 30, 2021, respectively, and $7.8 million and $13.3 million for the three and six months ended June 30, 2020, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2021 (remaining)	$15,433
2022	27,472
2023	21,831
2024	18,381
2025	12,138
2026 and thereafter	57,485
Total	$152,740

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Accounts payable	$18,097	$15,481
Accrued expenses	14,302	11,469
Other business acquisitions purchase price obligations	50	50
Contract liabilities	7,292	6,114
Other current liabilities	1,254	1,507
Income tax payable	—	256
Total accounts payable and other accrued liabilities	$40,995	$34,877

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued bonuses	$4,768	$5,416
Accrued paid time off	2,296	2,067
Accrued payroll	7,307	9,133
Accrued other	4,908	4,565
Total accrued payroll and benefits	$19,279	$21,181

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was 1.8% and 1.0% for the three and six months ended June 30, 2021, respectively, and (15.3%) and 14.9% for the three and six months ended June 30, 2020, respectively. Income tax expense recorded by the Company during the three and six months ended June 30, 2021 was not material. The Company recorded an income tax benefit of $1.8 million and $4.9 million during the three and six months ended June 30, 2020, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance, state and foreign income tax provisions and Global Intangible Low Taxed Income (“GILTI”).

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of June 30, 2021, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of June 30, 2021. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

12. WARRANT OPTIONS

In October 2018, in connection with the issuance of the Redeemable Series A-1 Preferred Stock, the Company issued a detachable warrant to acquire 534,240 shares of common stock at a price of $0.01 per share at any given time during a period of ten years beginning on the instrument’s issuance date.

For the three and six months ended June 30, 2020, fair value gains/(losses) recorded in other expense on the unaudited condensed consolidated statements of operations related to the Redeemable Series A-1 warrant were not material.

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

13. DEBT

Debt consisted of the following:

	June 30,	December 31,
	2021	2020
Term loan facility	$175,000	$173,906
Revolving Line of Credit	65,000	—
Capital leases	—	3,088
Equipment line of credit	—	3,018
Less deferred debt issuance costs	(2,503)	(4,108)
Total debt	237,497	175,904
Less current portion of long-term debt	(6,563)	(5,583)
Long-term debt, less current portion	$230,934	$170,321

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as discounted against the underlying debt instrument. These costs are amortized to interest expense over the terms of the underlying debt instruments.

2021 Credit Facility—On April 27, 2021, the Company entered into a new Senior Secured Credit Agreement providing for a new $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving line of credit (the “2021 Credit Facility”), and used a portion of the proceeds from the 2021 Credit Facility to repay all amounts outstanding under the 2020 Credit Facility (as defined below). The 2021 revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. The Company has the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

The 2021 Credit Facility term loan must be repaid in quarterly installments and shall amortize at the following annualized rates beginning with the quarter ended December 31, 2021 with the remaining balance due and payable in full on April 27, 2026:

	Amortization Table
	Year 1	Year 2	Year 3	Year 4	Year 5
Term Loan	5.0%	5.0%	7.5%	7.5%	10.0%

The 2021 Credit Facility term loan and the revolver bear interest subject to the Company’s leverage ratio and LIBOR as follows:

Pricing Tier	Net Leverage Ratio	2021 Credit Facility		Commitment Fee	Letter of Credit Fee
		LIBOR	Base Rate
1	≥ 3.75x to 1.0	2.50%	1.50%	0.25%	2.50%
2	<3.75x to 1.0 but ≥ 3.25 to 1.0	2.25	1.25	0.23	2.25
3	<3.25 to 1.0 but ≥ 2.50 to 1.0	2.00	1.00	0.20	2.00
4	<2.50 to 1.0 but ≥ 1.75 to 1.0	1.75	0.75	0.15	1.75
5	<1.75 to 1.0	1.50	0.50	0.15	1.50

Additionally, the Company may receive an interest rate adjustment of up to 0.05% under the 2021 Credit Facility based on the Company’s performance against certain defined sustainability and environmental, social and governance related objectives.

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants requiring the Company to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending September 30, 2023 and then to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. As of June 30, 2021, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 3.1 times.

The 2021 Credit Facility requires customary mandatory prepayments of the term loan and revolver and cash collateralization of letters of credit, subject to customary exceptions, including 100% of the proceeds of debt not permitted by the 2021 Credit Facility, 100% of the proceeds of certain dispositions, subject to customary reinvestment rights, where applicable, and 100% of insurance or condemnation proceeds, subject to customary reinvestment rights, where applicable. The 2021 Credit Facility also includes customary events of default and related acceleration and termination rights.

The weighted average interest rate on the 2021 Credit Facility as of June 30, 2021 was 2.1%.

The Company’s obligations under the 2021 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

2020 Credit Facility—On April 13, 2020, the Company entered into a Unitranche Credit Agreement (the “2020 Credit Facility”), which was paid in full in April 2021 via proceeds from the issuance of the 2021 Credit Facility, which consisted of a $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility. The 2020 Credit Facility maturity date was April 2025. Up until October 6, 2020, the term loan and the revolver bore interest at LIBOR plus 5.0% with a 1.0% LIBOR floor or the base rate plus 4.0% and LIBOR plus 3.5% or the base rate plus 2.5%, respectively. Effective October 6, 2020, the Company amended the 2020 Credit Facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged. The revolver was also subject to an unused commitment fee of 0.35%. The Term Loan had quarterly repayments that started on September 30, 2020 of $0.5 million, increasing to $1.1 million on September 30, 2021 and further increasing to $1.6 million on September 30, 2022, with the remaining outstanding principal amount due on the maturity date.

The 2020 Credit Facility contained financial covenants requiring the Company to remain below a maximum consolidated total leverage ratio of 4.25 times, which would have stepped down to 4.00 times beginning December 31, 2021 and then to 3.75 times beginning December 31, 2022, and a minimum consolidated fixed charge coverage ratio of 1.25 times. As of December 31, 2020, the Company’s consolidated total leverage ratio (as defined in the 2020 Credit Facility) was 2.7 times.

The resulting loss on extinguishment upon repayment of the 2020 Credit Facility amounted to $4.1 million, of which $1.0 million was related to fees paid and $3.1 related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense-net within the condensed consolidated statement of operations for the three and six months ended June 30, 2021.

Prior Senior Secured Credit Facility—The Company’s Senior Secured Credit Facility prior to the 2020 Credit Facility (the “Prior Senior Credit Facility”), which was paid in full in April 2020 via proceeds from the issuance of the 2020 Credit Facility, consisted of a $50.0 million term loan and a $130.0 million revolving credit facility.

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

The following is a schedule of the aggregate annual maturities of long-term debt presented on the unaudited condensed consolidated statement of financial position, based on the terms of the 2021 Credit Facility and equipment line of credit:

June 30,
2022	$71,563
2023	9,844
2024	13,125
2025	14,219
2026	131,249
Total	$240,000

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	June 30,	December 31,
	2021	2020
Business acquisitions contingent consideration, current	$30,152	$49,902
Business acquisitions contingent consideration, long-term	1,000	4,565
Conversion option	22,006	20,886
Total	$53,158	$75,353

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Compound Embedded Option	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Contingent Put Option	Warrant Options	Total Liabilities
Balance—at January 1, 2020	$—	$8,614	$379	$—	$7,100	$16,878	$32,971
Series A-2 compound embedded option	9,361	—	—	—	—	—	(9,361)
Issuance of warrant option	—	—	—	—	—	30,099	30,099
Acquisitions	—	34,451	10,543	—	—	—	44,994
Changes in fair value included in earnings	(756)	5,608	(1,625)	—	7,025	1	11,765
Payment of contingent consideration payable	—	(12,250)	—	—	—	—	(12,250)
Foreign currency translation of contingent consideration payment	—	(208)	—	—	—	—	(208)
Reclass of long term to short term contingent liabilities		180	(180)				—
Balance—at June 30, 2020	$8,605	$36,395	$9,117	$—	$14,125	$46,978	$98,010
	.
Balance—at January 1, 2021	$—	$49,902	$4,565	$20,886	$—	$—	$75,353
Acquisitions	—	—	2,804	—	—	—	2,804
Changes in fair value included in earnings	—	13,774	10,261	1,120	—	—	25,155
Payment of contingent consideration payable	—	(50,154)	—	—	—	—	(50,154)
Reclass of long term to short term contingent liabilities		16,630	(16,630)				—
Balance—at June 30, 2021	$—	$30,152	$1,000	$22,006	$—	$—	$53,158

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Compound Embedded Option—Prior to the Company’s IPO, the fair value of the compound embedded option associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 17) was estimated using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the embedded derivative feature. The difference between the entire instrument with the embedded derivative feature compared to the instrument without the embedded derivative feature is the fair value of the derivative. The unobservable inputs were based on a 100.0% probability of an IPO event and IPO date. The considerable quantifiable inputs in the compound embedded option were: (i) the future value of the compound embedded option, (ii) the fair value of the Convertible and Redeemable Series A-2 Preferred Stock, (iii) the present value of the total instrument, as well as the present value of the compound embedded feature plus the fair value of the instrument, and (iv) the risk free, discount rates, conversion date and maximum conversion amounts.

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

Conversion Option—Upon the Company’s IPO, the fair value of the conversion option associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 17) was estimated using a “with-and-without” method. The “with-and-without” methodology considers the value of the security on an as-is basis and then without the embedded conversion premium. The difference between the two scenarios is the implied fair value of the embedded derivative. The unobservable input is the required rate of return on the Series A-2. The considerable quantifiable inputs in the valuation relate to the timing of conversions or redemptions.

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

Warrant Options—The warrant options were exercised on July 30, 2020 (Note 12). The fair value of the warrant option associated with the issuance of the Redeemable Series A-1 Preferred Stock was calculated based on the Black-Sholes pricing model using the following assumptions:

June 30,
2020
Common stock value (per share)	$31.60
Expected volatility	43.64%
Risk-free interest rate	0.66%
Expected life (years)	10

As of June 30, 2020, the fair value of the warrant option associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 17) was calculated based on a Monte Carlo simulation analysis with assumptions for (i) stock price, (ii) volatility based on the median historical volatility of publicly listed comparable companies’ stock price returns, (iii) risk-free rates based on U.S. treasury yields and (iv) dividend yield.

The method used to price these liabilities is considered Level 3 due to the subjective nature of the unobservable inputs (common stock value and expected volatility) used to determine the fair value.

15. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2030. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2026 (Note 6).

Other Commitments—The Company has commitments under the 2021 Credit Facility, its equipment line of credit and its lease obligations (Note 13 and 6).

Contingencies—The Company is subject to purchase price contingencies related to earn-outs associated with certain acquisitions (Note 7).

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

At issuance the Company determined that the detachable warrant (Note 12) and the contingent put option were required to be accounted for separately. The contingent put option change in value of $(22.6) million and $7.0 million for the three and six months ended June 30, 2020 was recorded to other expense.

17. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. Before the Company’s IPO, each share of Convertible and Redeemable Series A-2 Preferred Stock accrued dividends at the rate of 15.0% per annum, with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that were accrued. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $4.1 million and $8.2 million during the three and six months ended June 30, 2021, respectively.

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

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of June 30, 2021, the Company has determined that a change of control is not probable. Additionally, as of June 30, 2021, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of June 30, 2021, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary. The Convertible and Redeemable Series A-2 Preferred Stock had an aggregate liquidation preference of $182.2 million as of June 30, 2021.

The Convertible and Redeemable Series A-2 Preferred Stock contains embedded features that are required to be bifurcated and are subject to separate accounting treatment from the instrument itself. At issuance, these embedded features consisted of (i) a contingent dividend feature associated with the decrease in the dividend rate upon an IPO and (ii) a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. Upon the Company’s IPO, the embedded derivative only consisted of the conversion option. As of June 30, 2021, this conversion embedded feature had a net fair value of $22.0 million. The change in value of $0.5 million and $1.1 million for the three and six months ended June 30, 2021 was recorded to other expense. The Convertible and Redeemable Series A-2 Preferred Stock was not convertible into common stock until completion of the IPO in July 2020.

18. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of June 30, 2021 and December 31, 2020.

Warrants—In May 2015, the Company issued warrants to acquire 116,350 shares of Common Stock at a price of approximately $17.19 per share to the placement agent as consideration for backstopping the financing completed in May 2015. These warrants were exercised in full as a cashless transaction during the first quarter of 2021. As a result of this cashless transaction, the resulting number of shares issued was 67,713 shares.

Common Stock Issuances—The Company issued the following shares of common stock:

	Three Months Ended June 30,
	2021			2020
	Shares	Average Price per Share	Total Consideration (in thousands)	Shares	Average Price per Share	Total Consideration (in thousands)
Acquisitions	9,322	$50.95	$475	791,139	$31.60	$25,000
Exercise of options	94,090	9.58	901	3,500	6.03	21
Restricted shares, net	2,112	56.31	—	—	—	—
Payment of earn-out liability	539,607	46.33	25,000	—	—	—
Payment of purchase price true up	24,200	44.81	1,084	—	—	—
Total	669,331	$41.20	$27,460	794,639	$31.49	$25,021

	Six Months Ended June 30,
	2021			2020
	Shares	Average Price per Share	Total Consideration (in thousands)	Shares	Average Price per Share	Total Consideration (in thousands)
Acquisitions	81,062	$33.88	$2,746	791,139	$31.60	$25,000
Exercise of warrants	67,713	17.19	—	—	—	—
Exercise of options	424,150	7.28	3,086	3,500	6.03	21
Restricted shares, net	38,929	31.31	—	—	—	—
Payment of earn-out liability	539,607	46.33	25,000	—	—	—
Payment of purchase price true up	24,200	44.81	1,084	—	—	—
Total	1,175,661	$29.17	$31,916	794,639	$31.49	$25,021

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of June 30, 2021 and June 30, 2020, there was $16.4 million and $6.5 million, respectively, of total unrecognized stock compensation expense related to unvested options and restricted stock granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average three year period. The following number of shares were authorized to be issued and available for grant:

	June 30, 2021
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	3,944,750	2,047,269	5,992,019
Shares available for grant	1,609,687	—	1,609,687

	June 30, 2020
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	1,066,160	2,050,244	3,116,404
Shares available for grant	20,817	—	20,817

Total stock compensation expense for the Plans was as follows:

	Three Months Ended June 30,
	2021				2020
	2017 plan		2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$290	$—	$—	$290	$342	$—	$61	$403
Selling, general and administrative expense	1,790	330	6	2,126	299	370	68	737
Total	$2,080	$330	$6	$2,416	$641	$370	$129	$1,140

	Six Months Ended June 30,
	2021				2020
	2017 plan		2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$896	$—	$10	$906	$697	$—	$131	$828
Selling, general and administrative expense	2,794	512	9	3,315	586	740	136	1,462
Total	$3,690	$512	$19	$4,221	$1,283	$740	$267	$2,290

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock—The Company issues restricted stock to certain 2017 Plan participants as Director’s compensation. These shares of restricted stock granted in the three and six months ended June 30, 2021 and June 30, 2020 vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. Restricted stock activity was as follows:

	Three Months Ended June 30,
	2021			2020
	Shares	Average Price per Share	Total (in thousands)	Shares	Average Price per Share	Total (in thousands)
Shares granted	4,534	$56.31	$255	—	$—	$—

	Six Months Ended June 30,
	2021			2020
	Shares	Average Price per Share	Total (in thousands)	Shares	Average Price per Share	Total (in thousands)
Shares granted	19,066	$36.99	$705	33,229	$31.60	$1,050

          There were no forfeitures of restricted shares during the six months ended June 30, 2021 and June 30, 2020.

There were 2,112 and 38,929 shares of restricted stock that became fully vested and were released as unrestricted shares of common stock during the three and six months ended June 30, 2021, respectively. No restricted shares vested and were released as unrestricted shares of common stock during the three or six months ended June 30, 2020. There was an aggregate of 286,239 and 273,122 restricted shares outstanding as of June 30, 2021 and June 30, 2020, respectively.

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

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding at January 1, 2020	617,852	$24	$12	7.82	$4,696
Granted	160,712	32	12	—	—
Forfeited/ cancelled	(5,500)	20	—	—	—
Outstanding at June 30, 2020	773,064	26	12	8.03	4,651

Outstanding at January 1, 2021	1,840,229	23	12	9.09	15,598
Granted	232,470	38	21	—	—
Forfeited/ cancelled	(13,425)	27	—	—	—
Expired	(1,250)	18	—	—	—
Exercised	(33,918)	20	—	—	1,014
Outstanding at June 30, 2021	2,024,106	25	13	8.74	58,785
Exercisable at June 30, 2021	293,299	25	—	7.65	8,396
Options vested and expected to vest	2,024,106	25	—	8.74	58,785

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation:

	June 30,	June 30,
	2021	2020
Common stock value (per share)	$38.23	$ 31.60
Expected volatility	58.22%	45.26%
Risk-free interest rate	0.73%	0.49%
Expected life (years)	5.5-7.0	7.0
Forfeiture rate	None	None
Dividend rate	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding at January 1, 2020	1,855,469	$6	$1	6.40	46,617
Forfeited/ cancelled	(1,250)	6
Expired	(8,550)	6	—	—	—
Exercised	(3,500)	6
Outstanding at June 30, 2020	1,842,169	6	1	5.91	46,276

Outstanding at January 1, 2021	1,787,869	6	1	5.40	43,867
Exercised	(389,232)	6	—	—	15,922
Outstanding at June 30, 2021	1,398,637	6	1	4.88	65,982
Exercisable at June 30, 2021	1,390,812	6	—	4.88	65,651
Options vested and expected to vest	1,398,637	6	—	4.88	65,982

Total shares outstanding from exercised options were 673,350 shares and 205,100 shares as of June 30, 2021 and June 30, 2020, respectively.

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	June 30,
	2021	2020
Warrants	—	2,002,550
Montrose 2013 Stock Incentive Plan	2,047,269	2,050,244
Montrose 2017 Stock Incentive Plan	3,944,750	1,066,160
Common stock reserved for future issuance	5,992,019	5,118,954

19. NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding during each period. The Redeemable Series A-1 Preferred Stock, which was outstanding prior to its redemption on July 27, 2020, and the Convertible and Redeemable Series A-2 Preferred Stock are considered a participating security during the applicable period. Net losses are not allocated to the Redeemable Series A-1 Preferred stockholders nor the Convertible and Redeemable Series A-2 stockholders, as they were not contractually obligated to share in the Company’s losses.

Diluted net (loss) income per share is computed by dividing net loss (income) attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. During the three and six months ended June 30, 2020, shares issuable in connection with the warrant options (Note 12) were considered outstanding common shares for purposes of calculating net (loss) income per share since they did not contain any conditions that must be satisfied for the holder to exercise the warrant. Potentially dilutive shares are comprised of restricted stock and shares of common stock underlying stock options outstanding under the Plans and warrants (other than warrant options) to purchase common stock. During the three and six months ended June 30, 2021 and the six months ended June 30, 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net (loss) income per share attributable to common stockholders of the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for net loss per share)	2021	2020	2021	2020
Net (loss) income	$(14,483)	$13,224	$(26,079)	$(28,024)
Accretion of redeemable series A-1 preferred stock	—	(5,644)	—	(11,059)
Convertible and redeemable series A-2 preferred stock dividend	(4,100)	—	(8,200)	—
Net (loss) income attributable to common stockholders –basic and diluted	(18,583)	7,580	(34,279)	(39,083)
Weighted-average common shares outstanding – basic	26,056	10,649	25,586	9,718
Net (loss) income per share attributable to common stockholders –basic	-0.71	$0.71	$(1.34)	$(4.02)
Weighted-average common shares outstanding – diluted	26,056	19,139	25,586	9,718
Net (loss) income per share attributable to common stockholders –diluted	$(0.71)	$0.40	$(1.34)	$(4.02)

The following equity shares were excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because their effect would have been anti-dilutive:

	June 30,
	2021	2020
Stock options	1,737,307	2,685,439
Restricted stock	28,623	24,362
Warrants	—	116,350

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

Segment revenues and Adjusted EBITDA consisted of the following:

	Three Months Ended June 30,
	2021		2020
		Segment		Segment
	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$70,705	$14,856	$18,631	$4,989
Measurement and Analysis	39,117	9,491	37,036	11,615
Remediation and Reuse	26,402	4,309	18,099	2,375
Total Operating Segments	136,224	28,656	73,766	18,979
Corporate and Other	—	(7,693)	—	(5,084)
Total	$136,224	$20,963	$73,766	$13,895

	Six Months Ended June 30,
	2021		2020
		Segment		Segment
	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$145,967	$30,660	$23,161	$6,431
Measurement and Analysis	72,557	14,351	73,476	19,176
Remediation and Reuse	51,517	6,790	38,160	4,481
Total Operating Segments	270,041	51,801	134,797	30,088
Corporate and Other	—	(14,039)	—	(10,640)
Total	$270,041	$37,762	$134,797	$19,448

Presented below is a reconciliation of the Company’s segment measure to (loss) income before (expense) benefit from income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Total	$20,963	$13,895	$37,762	$19,448
Interest expense, net	(6,798)	(5,260)	(9,486)	(7,853)
Income tax (expense) benefit	256	1,759	254	4,911
Depreciation and amortization	(10,905)	(9,784)	(21,674)	(17,344)
Stock-based compensation	(2,417)	(1,140)	(4,222)	(2,290)
Start-up losses and investment in new services	(1,123)	(296)	(2,090)	(675)
Acquisition costs	(506)	(2,454)	(743)	(3,761)
Fair value changes in financial instruments	(518)	21,842	(1,120)	(7,783)
Fair value changes in business acquisitions contingent consideration	(12,971)	(3,983)	(24,035)	(3,983)
Short term purchase accounting fair value adjustment to deferred revenue	—	—	—	(243)
Initial public offering expense	—	—	—	(531)
Discontinued services (i)	—	(1,078)	—	(7,496)
Expenses related to financing transactions	—	(277)	(50)	(277)
Other losses or expenses	(464)	—	(675)	(147)
Net (loss) income	$(14,483)	$13,224	$(26,079)	$(28,024)

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
21. RELATED-PARTY TRANSACTIONS

The Company engaged a related party to provide Quality of Earnings reports on acquisition targets. The Company paid this related party zero during the three and six months ended June 30, 2021 and zero and $0.1 million during the three and six months ended June 30, 2020, respectively for its services. This expense is included within selling, general and administrative expense on the unaudited condensed consolidated statements of operations. As of June 30, 2021, and December 31, 2020, the Company had no significant unpaid invoices to this related party, which would be/are included in accounts payable and other accrued liabilities on the unaudited condensed consolidated statements of financial position. The related party used by the Company is partially owned through investment vehicles controlled by certain members of the Company’s Board of Directors. The Company ceased using the services of this related party during 2020.

During the year ended December 31, 2020, the holder of the Redeemable Series A-1 Preferred Stock and Convertible and Redeemable A-2 Preferred Stock became a stockholder in the Company. On the redemption date of the Redeemable Series A-1 Preferred Stock (Note 16), the Company issued 1,786,739 shares of common stock as dividend payment. Additionally, this related party exercised its warrant options (Note 12), becoming the holder of 2,534,239 additional common shares. To the Company’s knowledge, the related party has sold all of such shares of its Company common stock.

22. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of June 30, 2021, and December 31, 2020, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. Prior to May 22, 2020, the Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 4.0% of the participant’s compensation. Beginning on May 22, 2020, the Company temporarily ceased making employer contributions. Employer contributions were reinstated beginning on April 23, 2021. Employer contributions under the 401(k) Savings Plan were $0.7 million and $0.7 million for the three and six months ended June 30,

2021, respectively, and $0.4 million and $1.2 million for the three and six months ended June 30, 2020, respectively, and are included within selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.

23. SUBSEQUENT EVENTS

Business Acquisitions—On July 1, 2021, the Company completed the business acquisition of Environmental Intelligence, LLC (“EI”) by acquiring 100.0% of its membership interests. EI is an environmental consulting company recognized for its innovative work in wildlife mitigation, biological assessments, and other environmental services. EI is based in Laguna Beach, CA and enhances our ecological planning and service capabilities in California and the US West Coast.

On August 2, 2021, the Company completed the business acquisition of SensibleIoT, LLC (“Sensible”) by acquiring 100.0% of its membership interests. Sensible is a technology platform that connects sensors and sources of environment data to a central, proprietary database that enables real-time client interaction. Sensible provides Montrose with an advanced ability to integrate environmental services and enhance environmental data analytics for clients.

These transactions qualified as an acquisition of a business and will be accounted for as a business combination. The following table summarizes the elements of the purchase price of these acquisitions:

			Other Purchase	Total
	Cash (1)	Common Stock (2)	Price Component (3)	Purchase Price
EI	$20,721	$2,274	$-	$22,995
Sensible	6,500	1,000	5,500	13,000

(1)	The cash portion of these acquisitions’ purchase price was funded through cash on hand.
(2)	The common stock component was paid through the issuance of 43,100 and 19,638 shares of common stock for EI and Sensible, respectively.
(3)

The other purchase price component for EI consists of a potential working capital target payment, which is undetermined at this time. The other purchase price components of Sensible consist of an earn out that will be paid in common stock as targets are met, as well as, a potential working capital target payment, which is undetermined at this time.

The Company has not yet completed the initial purchase price allocation for these acquisitions, including obtaining all of the information required for the valuation of the acquired intangible assets, goodwill, assets and liabilities assumed, due to the timing of the close of the transaction.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and six months ended June 30, 2021 and 2020 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC.

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

Measurement and Analysis

Through our Measurement and Analysis segment, our highly credentialed teams test and analyze air, water and soil to determine concentrations of contaminants, including emerging contaminants such as PFAS, as well as determine the toxicological impact of contaminants on flora, fauna and human health. Our offerings include source and ambient air testing and monitoring, leak detection and advanced analytical laboratory services such as air, storm water, wastewater and drinking water analysis.

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

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on our business, including the impact on our customers, employees and suppliers. While COVID-19 has not had a material adverse effect on our reported results, we have experienced some changes to our business operations. The changes were primarily composed of client postponement of on-site environmental compliance testing, delays in project start dates particularly within our Remediation and Reuse segment, and postponement or reformatting of scientific presentations and sales visits. We have also had small numbers of employees either exposed to or contract COVID-19. Exposed employees have been asked to quarantine per Company protocols. To date, COVID-19 related quarantines have not had a material adverse effect on our reported results. In the second quarter of 2020 we instituted temporary cost mitigation measures such as reducing non-billable time for a subset of our impacted workforce. Some of these cost mitigation measures were reversed during the first quarter of 2021, with the remaining measures reversed in the second quarter of 2021. Our businesses exposed to commercial food waste and non-specialized municipal water engineering projects also saw more significant disruptions and, as a result, in the first quarter of 2020 we exited those service lines as described further below. On the other hand, we have seen benefits from COVID-19 given client demand for CTEH’s toxicology and response services, which represented a meaningful revenue stream in the three and six months ended June 30, 2021 and the three months ended June 30, 2020, and that, once the pandemic subsides, we may not be able to replace in future periods. Although many parts of our business saw some impact from COVID-19, in the aggregate, our overall business benefitted from COVID-19 during the three and six months ended June 30, 2021 and the three months ended June 30, 2020, primarily as a result of COVID-19 response work performed by CTEH.

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Acquisitions completed	1	1	2	1
Revenues attributable to acquisitions	457	14,631	7,831	14,631
Percentage of revenues	0.3%	19.8%	2.9%	10.9%

Revenues from acquired companies exclude intercompany revenues from revenue synergies realized between business lines within operating segments, as these are eliminated at the consolidated segment and Company level. We expect our revenue growth to continue to be driven in significant part by acquisitions.

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of earn-out related contingent consideration related to acquisitions could be significant. The amount of each for the three and six months ended June 30, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Amortization expense	$8,407	$7,717	$17,002	$13,326
Acquisition-related costs	506	2,454	743	3,761
Fair value changes in business acquisitions contingent consideration	12,971	3,983	24,035	3,983

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made a $50.0 million earn-out payment in April 2021 (50.0% of which was paid in the form of shares of our common stock) and may make a future payment of up to $30.0 million in earn-out payments in 2022 in connection with our CTEH acquisition. In connection with our MSE and Vista acquisitions, we may make up to $7.2 million in aggregate purchase price true up and earn-out payments in 2022 and 2023. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Organic Growth

We have grown organically and expect to continue to do so. We define organic growth as the change in revenues excluding revenues from acquisitions for the first twelve months following the date of acquisition and excluding revenues from businesses disposed of or discontinued. As a result of the significance of the CTEH acquisition to Montrose, and the potential annual volatility in CTEH’s revenues, we may also disclose organic growth without the annual organic revenue growth of CTEH. We expect to continue to disclose organic revenue growth with and without CTEH, typically on an annual basis. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in conjunction with revenue growth calculated in accordance with GAAP. We have grown organically and expect to continue to do so.

Discontinued Service Lines

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations. During the first quarter of 2020, as part of this evaluation, we determined to scale back operations of our environmental lab in Berkeley, California, and to exit our non-specialized municipal water engineering service line and our food-waste biogas engineering service line, collectively, the Discontinued Service Lines. The factors underlying these decisions were accelerated and amplified by the COVID-19 pandemic, which for example, has made the collection of commercial food waste used in biodigesters less consistent and delayed the approval or initiation of certain projects dependent on municipal or state funding. As a part of discontinuing these service lines, a process which was completed in the second quarter of 2020, we eliminated select personnel and, in the first quarter of 2020, booked an additional bad debt reserve related to the increased uncertainty around the ability to collect on receivables related to these service lines. Revenues from our non-specialized municipal water engineering service line and our food-waste biogas engineering, which are included in the results of our Remediation and Reuse segment, were zero in the three and six months ended June 30, 2021 and $0.4 million and $1.3 million in the three and six months ended June 30, 2020, respectively. Revenues from our Berkeley lab, which are included in the results of our Measurement and Analysis segment, were zero during the three and six months ended June 30, 2021 and $0.9 million and $2.5 million in the three and six months ended June 30, 2020, respectively. We no longer generate any revenues from the Discontinued Service Lines.

Revenue Mix

Our segments generate different levels of profitability and, accordingly, shifts in the mix of revenues between segments can impact our consolidated reported net income, operating margin, Adjusted EBITDA and Adjusted EBITDA margin from quarter to quarter and year to year. Inter-company revenues between business lines within segments have been eliminated. See Note 20 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 “Financial Statements.”

Financing Costs

Financing costs, relating primarily to interest expense on our debt, continue to be a significant component of our results of operations. We incurred interest expense of $6.8 million and $9.5 million during the three and six months ended June 30, 2021, respectively, and $5.3 million and $7.9 million during the three and six months ended June 30, 2020, respectively.

On April 13, 2020, we entered into the 2020 Credit Facility providing for a $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility, and used the proceeds therefrom to repay in full all amounts outstanding under our prior senior secured credit facility. We incurred debt extinguishment costs of $1.4 million in connection with this refinancing transaction. Effective October 6, 2020, the Company amended its 2020 Credit Facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged.

On April 27, 2021, we entered into the 2021 Credit Facility and repaid all amounts outstanding under the 2020 Credit Facility. The 2021 Credit Facility consists of a $175.0 million term loan and a $125.0 million revolving credit facility. The interest rate on the 2021 Credit Facility varies depending on leverage, with a minimum of LIBOR plus 1.5% and a maximum of LIBOR plus 2.5%. We incurred debt extinguishment costs of $3.9 million in connection with this refinancing transaction.

As a result of the lower interest rates under the 2021 Credit Facility, we expect interest expense to be lower for the remainder of 2021 as compared to 2020 periods despite higher outstanding debt balances. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

See Note 13 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 “Financial Statements” and “Liquidity and Capital Resources.”

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

Earnings Volatility

The acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster, and more recently, the benefit from COVID related work. We expect change in demand for COVID-19 related response services provided by CTEH towards the end of 2021 and into 2022. As a result, we may have experienced revenues and earnings in the second half of 2020 and the first half of 2021 that are not indicative of future results.

Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	For the Three Months Ended June 30,
(in thousands, except per share and percentage data)	2021	2020
Statements of operations data:
Revenues	$136,224	$73,766
Cost of revenues (exclusive of depreciation and amortization)	92,104	45,889
Selling, general and administrative expense	27,366	19,318
Initial public offering expense	—	—
Fair value changes in business acquisitions contingent consideration	12,971	3,983
Depreciation and amortization	10,905	9,784
Loss from operations	$(7,122)	$(5,208)
Other (expense) income	(819)	21,933
Interest expense, net	(6,798)	(5,260)
(Loss) income before income taxes	(14,739)	11,465
Income tax expense (benefit)	(256)	(1,759)
Net (loss) income	$(14,483)	$13,224
Accretion of Series A-1 redeemable preferred stock	—	(5,644)
Series A-2 dividend payment	(4,100)	—
Net (loss) income attributable to common stockholders	$(18,583)	$7,580
Weighted average number of shares — basic	26,056	10,649
(Loss) income per share — basic	$(0.71)	$0.71
Weighted average number of shares — diluted	26,056	19,139
(Loss) income per share — diluted	$(0.71)	$0.40
Other financial data:
Operating margin(1)	(5.2)%	(7.1)%
Adjusted EBITDA(2)	$20,963	$13,895
Adjusted EBITDA margin(2)	15.4%	18.8%

(4)	Operating margin represents loss from operations as a percentage of revenues.
(5)	Non-GAAP measure. See “—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the three months ended June 30, 2021, we had revenues of $136.2 million, an increase of $62.4 million, or 84.6% over the three months ended June 30, 2020. Excluding revenues from Discontinued Service Lines of zero and $1.3 million in the three months ended June 30, 2021 and June 30, 2020, respectively, revenues increased $63.7 million or 87.9%. The period over period increase in revenues was driven by a full three-month period including the results of CTEH, which was acquired in the second quarter of 2020, organic growth in all three of our segments, and acquisitions completed subsequent to the quarter ended June 30,2020, which contributed $3.9 million. As was the case in the prior year, all segments continue to be impacted by COVID-19 in 2021, however, in the current year, COVID-19 related project delays and other impacts were more than offset by COVID-19 response work in our Assessment, Permitting and Response segment from the acquisition of CTEH. Revenue from CTEH was $65.9 million in the three months ended June 30, 2021 compared to $14.6 million in the three months ended June 30, 2020. Revenue by segment and as a percentage of total revenues was as follows:

	Three Months Ended June 30,
	2021		2020
(revenue in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$70,705	51.9%	$18,631	25.3%
Measurement and Analysis	39,117	28.7	37,036	50.2
Remediation and Reuse	26,402	19.4	18,099	24.5

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

For the three months ended June 30, 2021, cost of revenues was $92.1 million or 67.6% of revenues, and was comprised of direct labor of $36.2 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $41.9 million, field supplies, testing supplies and equipment rental of $7.1 million, project-related travel expenses of $3.7 million and other direct costs of $3.2 million.

For the three months ended June 30, 2020, cost of revenues was $45.9 million or 62.2% of revenues, and was comprised of direct labor of $30.2 million, outside services (including construction, laboratory, shipping and freight and other outside services) of $6.5 million, field supplies, testing supplies and equipment rental of $5.1 million, project-related travel expenses of $2.2 million and other direct costs of $1.9 million.

For the three months ended June 30, 2021, cost of revenues as a percentage of revenue increased 5.4% from the three months ended June 30, 2020, as a result of significantly higher outside service costs driven by external lab expenses to support the increase in CTEH’s COVID-19 revenues. The increase was partially offset by lower labor as a percentage of revenue primarily attributable to a shift in roles and responsibilities of certain employees from providing direct field support to providing more specialized, multi-location overhead support functions (such as accounting, HR and management) as result of acquisitions and growth in our business. These changes in employee roles resulted in a decrease in labor costs recorded as cost of revenues and a corresponding increase in labor costs recorded as selling, general and administrative expense in the current quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the three months ended June 30, 2021, selling, general and administrative expense was $27.4 million, an increase of $8.1 million or 41.7% versus the three months ended June 30, 2020, of which $1.4 million was from selling, general and administrative expense pertaining to companies we acquired subsequent to the second quarter of 2020, an increase in public company related costs of $0.7 million, as well as the impact of the shift of employee roles and responsibilities as described above, and an increase in investments in corporate infrastructure (primarily sales and marketing, finance, administrative, IT, legal and human resources).

For the three months ended June 30, 2021, selling, general and administrative expense was comprised of indirect labor of $13.3 million, facilities costs of $3.5 million, stock-based compensation of $2.1 million, acquisition-related costs of $1.0 million, bad debt expense of $0.1 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $7.4 million.

For the three months ended June 30, 2020, selling, general and administrative expense was $19.3 million, and was comprised of indirect labor of $9.0 million, facilities costs of $2.9 million, stock-based compensation of $0.7 million, acquisition-related costs of $2.5 million, bad debt expense of $0.1 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $4.1 million.

Fair Value Changes in Business Acquisitions Contingent Consideration

For the three months ended June 30, 2021, fair value changes in business acquisitions contingent consideration were $13.0 million versus $4.0 million for the three months ended June 30, 2020. The increase was primarily driven by fair value adjustments to contingent consideration associated with making payments in respect of the 2020 period for CTEH’s earn-out. See “Key Factors that Affect Our Business and Our Results—Acquisitions” and Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2021, was $10.9 million and was comprised of amortization of finite lived intangibles of $8.4 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $2.5 million.

Depreciation and amortization expense for the three months ended June 30, 2020, was $9.8 million and was comprised of amortization of finite lived intangibles of $7.8 million and depreciation of property and equipment of $2.0 million.

The increase in both depreciation and amortization for the three months ended June 30, 2021 versus the three months ended June 30, 2020, was primarily a result of acquisitions.

Other (Expense) Income

Other expense for the three months ended June 30, 2021 of $0.8 million was driven by fair value adjustments related to the Series A-2 preferred stock conversion option. Other income of $21.9 million for the three months ended June 30, 2020 was driven primarily by fair value adjustments related to the Series A-1 preferred stock contingent put option.  See Notes 16 and 17 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the three months ended June 30, 2021, was $6.8 million, compared to $5.3 million for the three months ended June 30, 2020. The increase in interest expense was driven by an increase in the write off of deferred debt issuance costs and higher outstanding debt balances, partially offset by lower average interest rates under the 2021 Credit Facility. Interest expense in the three months ended June 30, 2021 includes $3.1 million from the write off of deferred debt issuance costs related to the repayment of our 2020 Credit Facility, whereas interest expense in the three months ended June 30, 2020 includes $1.4 million expense from both payments made and the write off of deferred debt issuance costs, related to the repayment of the Prior Credit Facility. See “Key Factors that Affect Our Business and Our Results—Financing Costs” and Note 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Taxes Expense (Benefit)

Income tax expense was not material during the three months ended June 30, 2021, compared to an income tax benefit of $1.8 million for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	For the Six Months Ended June 30,
(in thousands, except per share and percentage data)	2021	2020
Statements of operations data:
Revenues	$270,041	$134,797
Cost of revenues (exclusive of depreciation and amortization)	187,420	90,287
Selling, general and administrative expense	52,366	39,837
Initial public offering expense	—	531
Fair value changes in business acquisitions contingent consideration	24,035	3,983
Depreciation and amortization	21,674	17,344
Loss from operations	$(15,454)	$(17,185)
Other expense	(1,393)	(7,897)
Interest expense, net	(9,486)	(7,853)
Loss before income taxes	(26,333)	(32,935)
Income tax expense (benefit)	(254)	(4,911)
Net loss	$(26,079)	$(28,024)
Accretion of Series A-1 redeemable preferred stock	—	(11,059)
Series A-2 dividend payment	(8,200)	—
Net loss attributable to common stockholders	$(34,279)	$(39,083)
Weighted average number of shares— basic and diluted	25,586	9,718
Loss per share— basic and diluted	$(1.34)	$(4.02)
Other financial data:
Operating margin(1)	(5.7)%	(12.7)%
Adjusted EBITDA(2)	$37,762	$19,448
Adjusted EBITDA margin(2)	14.0%	14.4%

(1)	Operating margin represents loss from operations as a percentage of revenues.

(2)	Non-GAAP measure. See “—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the six months ended June 30, 2021, we had revenues of $270.0 million, an increase of $135.2 million, or 100.3% over the six months ended June 30, 2020. Excluding revenues from Discontinued Service Lines of zero and $3.8 million in the six months ended June 30, 2021 and June 30, 2020, respectively, revenues increased $139.0 million or 106.1%. The period over period increase in revenues was driven by a full six-month period including the results of CTEH, which was acquired in the second quarter of 2020, and acquisitions completed after the quarter ended June 30, 2020, which contributed $7.8 million in revenues during the six months ended June 30, 2021, and organic growth, including significant organic growth from CTEH. As was the case in the prior year, all segments continue to be impacted by COVID-19 in 2021, however, in the current year, COVID-19 related project delays and other impacts were more than offset by COVID-19 response work in our Assessment, Permitting and Response segment from the acquisition of CTEH. Revenues from CTEH were $136.5 million in the six months ended June 30, 2021 as compared to $14.6 million in the six months ended June 30,2020 (all of which was in the second quarter of 2020). Organic growth for the six months ended June 30, 2021 was 46.7% including CTEH, and 8.5% excluding CTEH.  Revenue by segment and as a percentage of total revenues was as follows:

	Six Months Ended June 30,
	2021		2020
(revenue in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$145,967	54.1%	$23,161	17.2%
Measurement and Analysis	72,557	26.9	73,476	54.5
Remediation and Reuse	51,517	19.1	38,160	28.3

See “—Segment Results of Operations” below.

Cost of Revenues

For the six months ended June 30, 2021, cost of revenues was $187.4 million or 69.4% of revenues, and was comprised of direct labor of $72.3 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $82.9 million, field supplies, testing supplies and equipment rental of $18.2 million, project-related travel expenses of $8.8 million and other direct costs of $5.2 million.

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

For the six months ended June 30, 2021, cost of revenues as a percentage of revenue increased 2.4% from the six months ended June 30, 2020, as a result of significantly higher outside service costs driven by external lab expenses to support the increase in CTEH’s COVID-19 revenues. The increase was partially offset by lower labor as a percentage of revenue primarily attributable to a shift in roles and responsibilities of certain employees from providing direct field support to providing more specialized, multi-location overhead support functions (such as accounting, HR and management) as result of acquisitions and growth in our business. These changes in employee roles resulted in a decrease in labor costs recorded as cost of revenues and a corresponding increase in labor costs recorded as selling, general and administrative expense in the current year.

Selling, General and Administrative Expense

For the six months ended June 30, 2021, selling, general and administrative expense was $52.4 million, an increase of $12.6 million or 31.7% versus the six months ended June 30, 2020, of which $7.1 million was from selling, general and administrative expense pertaining to companies we acquired at the end of, and subsequent to the second quarter of 2020, an increase in public company related costs of $1.7 million, and increase in stock-based compensation expense of $1.8 million as well as the impact of the shift of employee roles and responsibilities as described above, and an increase in investments in corporate infrastructure (primarily sales and marketing, finance, administrative, IT, legal and human resources). These increases were partially offset by a decrease in bad debt of $5.7 million, primarily related to the Discontinued Service Lines and a decrease in acquisition related costs of $1.3 million.

For the six months ended June 30, 2021, selling, general and administrative expense was comprised of indirect labor of $27.2 million, facilities costs of $7.0 million, stock-based compensation of $3.3 million, acquisition-related costs of $1.2 million, bad debt expense of $0.6 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $13.1 million.

For the six months ended June 30, 2020, selling, general and administrative expense was $39.8 million, and was comprised of indirect labor of $15.0 million, facilities costs of $5.8 million, stock-based compensation of $1.5 million, acquisition-related costs of $2.5 million, bad debt expense of $6.3 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $8.6 million.

Initial Public Offering Expense

Initial public offering expense for the six months ended June 30, 2021 and June 30, 2020, was zero and $0.5 million, respectively, and represented expenses incurred to prepare for the initial public offering.

Fair Value Changes in Business Acquisitions Contingent Consideration

For the six months ended June 30, 2021, fair value changes in business acquisitions contingent consideration were $24.0 million versus $4.0 million for the six months ended June 30, 2020. The increase was primarily driven by fair value adjustments to contingent consideration associated with making payments in respect of the 2020 period for CTEH’s earn-out. See “Key Factors that Affect Our Business and Our Results—Acquisitions” and Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2021, was $21.7 million and was comprised of amortization of finite lived intangibles of $17.0 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $4.7 million.

Depreciation and amortization expense for the six months ended June 30, 2020, was $17.3 million and was comprised of amortization of finite lived intangibles of $13.3 million and depreciation of property and equipment of $4.0 million.

The increase in both depreciation and amortization for the six months ended June 30, 2021 versus the six months ended June 30, 2020, was primarily a result of acquisitions.

Other Expense

Other expense for the six months ended June 30, 2021 of $1.4 million was driven by fair value adjustments related to the Series A-2 preferred stock conversion option. Other expense of $7.9 million for the six months ended June 30, 2020 was driven primarily by fair value adjustments related to the Series A-1 preferred stock contingent put option.  See Notes 16 and 17 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the six months ended June 30, 2021, was $9.5 million, compared to $7.9 million for the six months ended June 30, 2020. The increase in interest expense was driven by an increase in write-off of deferred debt issuance costs and higher outstanding debt balances, partially offset by lower average interest rates under the 2021 Credit Facility. Interest expense in the six months ended June 30, 2021 and June 30, 2020 also includes $3.1 million from the write off of deferred debt issuance costs related to the repayment of our 2020 Credit Facility in April, 2021, whereas interest expense in the six months ended June 30, 2020 includes $1.4 million expense from both payments made and the write off of deferred debt issuance costs related to the repayment of the Prior Credit Facility. See Note 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Taxes Expense (Benefit)

Income tax expense was not material during the six months ended June 30, 2021, compared to an income tax benefit of $4.9 million for the six months ended June 30, 2020.

Segment Results of Operations

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three Months Ended June 30,
	2021			2020
(in thousands)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$70,705	$14,856	21.0%	$18,631	$4,989	26.8%
Measurement and Analysis	39,117	9,491	24.3	37,036	11,615	31.4
Remediation and Reuse	26,402	4,309	16.3	18,099	2,375	13.1
Total Operating Segments	$136,224	$28,656	21.0%	$73,766	$18,979	25.7%
Corporate and Other		(7,693)	n/a		(5,084)	n/a

(1)

For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 20 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

(2)	Represents Segment Adjusted EBITDA as a percentage of revenues.

Revenues

Assessment, Permitting and Response segment revenues for the three months ended June 30, 2021 were $70.7 million, compared to $18.6 million for the three months ended June 30, 2020. The increase was driven by the performance of CTEH in the second quarter of 2020, which benefited from greater COVID-19 related response work, as well as organic growth in our environmental advisory services. CTEH revenues were $65.9 million in the three months ended June 30, 2021 compared to $14.6 million in the three months ended June 30, 2020.

Measurement and Analysis segment revenues for the three months ended June 30, 2021 were $39.1 million, an increase of $2.1 million or 5.7% compared to revenues for the three months ended June 30, 2020 of $37.0 million, driven primarily by organic growth in all of our environmental testing services and revenues of $0.5 million from the acquisition of Vista in June 2021. The increase was partially offset by a decline in revenues from Discontinued Service Lines. Revenues from Discontinued Service Lines in the Measurement and Analysis segment were zero and $0.9 million for the three months ended June 30, 2021 and June 30, 2020, respectively. Excluding revenues from Discontinued Service Lines, revenues increased $3.0 million or 8.3%.

Remediation and Reuse segment revenues for the three months ended June 30, 2021 were $26.4 million, an increase of $8.3 million or 45.9% compared to revenues for the three months ended June 30, 2020 of $18.1 million, primarily driven by growing demand for PFAS, remediation and waste-to-energy services and includes $3.4 million from the acquisition of MSE, which closed on January 4, 2021. Revenues from Discontinued Service Lines were $0.4 million for the three months ended June 30, 2020. Excluding revenues from Discontinued Service Lines, revenues increased $8.7 million or 49.2%.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $14.9 million for the three months ended June 30, 2021, compared to $5.0 million for the three months ended June 30, 2020. For the three months ended June 30, 2021 and June 30, 2020, Segment Adjusted EBITDA margin was 21.0% and 26.8%, respectively. The increase in Segment Adjusted EBITDA was a result of increased revenues. The decline in Segment Adjusted EBITDA margin is as a result of lower margin COVID response work performed by CTEH in the current year.

Measurement and Analysis Segment Adjusted EBITDA for the three months ended June 30, 2021 was $9.5 million, a decrease of $2.1 million compared to Segment Adjusted EBITDA for the three months ended June 30, 2020 of $11.6 million. For the three months ended June 30, 2021 Segment Adjusted EBITDA margin was 24.3% compared to 31.4% for the three months ended June 30, 2020. The decline in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily a result of business mix and the reversal of cost mitigation measures taken into the prior year in response to COVID-19.

Remediation and Reuse Segment Adjusted EBITDA for the three months ended June 30, 2021 was $4.3 million, an increase of $1.9 million compared to Segment Adjusted EBITDA for the three months ended June 30, 2020 of $2.4 million. For the three months ended June 30, 2021 Segment Adjusted EBITDA margin was 16.3% compared to 13.1% in the three months ended June 30, 2020. The increase in both Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of higher revenues.

Corporate and other costs were $7.7 million for the three months ended June 30, 2021 compared to $5.1 million for the three months ended June 30, 2020. The cost increase was primarily driven by public company related costs, higher software costs and higher sales and marketing costs.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021			2020
(in thousands)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$145,967	$30,660	21.0%	$23,161	$6,431	27.8%
Measurement and Analysis	72,557	14,351	19.8	73,476	19,176	26.1
Remediation and Reuse	51,517	6,790	13.2	38,160	4,481	11.7
Total Operating Segments	$270,041	$51,801	19.2%	$134,797	$30,088	22.3%
Corporate and Other		(14,039)	n/a		(10,640)	n/a

(1)

For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 20 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

(2)	Represents Segment Adjusted EBITDA as a percentage of revenues.

Revenues

Assessment, Permitting and Response segment revenues for the six months ended June 30, 2021 were $146.0 million, compared to $23.2 million for the six months ended June 30, 2020. The increase was driven by the acquisition of CTEH in the second quarter of 2020, which expanded our product portfolio and our scientific and technical advisory services footprint. CTEH benefited from greater COVID-19 related response work performed in the full 2021 period as compared to only a portion of the prior year following the acquisition.

Measurement and Analysis segment revenues for the six months ended June 30, 2021 were $72.6 million, a decrease of $0.9 million or 1.2% compared to revenues for the six months ended June 30, 2020 of $73.5 million. The decrease was driven by a decline in revenues from Discontinued Service Lines, partially offset by organic growth and revenues of $0.5 million from the acquisition of Vista. Revenues from Discontinued Service Lines in the Measurement and Analysis segment were zero and $2.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Excluding revenues from Discontinued Service Lines, revenues increased $1.6 million or 2.3%.

Remediation and Reuse segment revenues for the six months ended June 30, 2021 were $51.5 million, an increase of $13.3 million or 34.8% compared to revenues for the six months ended June 30, 2020 of $38.2 million. This increase was primarily driven by organic growth and $7.4 million from the acquisition of MSE, which closed on January 4, 2021, partially offset by the loss of revenues from the Discontinued Service Lines. Revenues from Discontinued Service Lines were $1.3 million for the six months ended June 30, 2020. Excluding revenues from Discontinued Service Lines, revenues increased $14.6 million or 39.6%.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $30.7 million for the six months ended June 30, 2021, compared to $6.4 million for the six months ended June 30, 2020. For the six months ended June 30, 2021 and June 30, 2020, Segment Adjusted EBITDA margin was 21.0% and 27.8%, respectively. The increase in Segment Adjusted EBITDA was primarily a result of the acquisition of CTEH in April of 2020 and higher revenues in the second quarter of 2021. The decline in Segment Adjusted EBITDA margin is as a result of performing more lower margin COVID response work performed by CTEH.

Measurement and Analysis Segment Adjusted EBITDA for the six months ended June 30, 2021 was $14.4 million, a decrease of $4.8 million compared to Segment Adjusted EBITDA for the six months ended June 30, 2020 of $19.2 million. For the six months ended June 30, 2021 Segment Adjusted EBITDA margin was 19.8% compared to 26.1% for the six months ended June 30, 2020. The decline in Segment Adjusted EBITDA was primarily a result of business mix and the reversal of cost mitigation measures taken in the prior year in response to COVID-19.

Remediation and Reuse Segment Adjusted EBITDA for the six months ended June 30, 2021 was $6.8 million, an increase of $2.3 million compared to Segment Adjusted EBITDA for the six months ended June 30, 2020 of $4.5 million. For the six months ended June 30, 2021 Segment Adjusted EBITDA margin was 13.2% compared to 11.7% in the six months ended June 30, 2020. The increase in both Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily a result of higher revenues.

Corporate and other costs were $14.0 million for the six months ended June 30, 2021 compared to $10.6 million for the six months ended June 30, 2020. The cost increase was primarily driven by public company related costs, higher software costs, higher sales and marketing costs and continued investment in corporate support functions to support higher revenues, partially offset by a decrease in bad debt expense of $5.7 million.

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

Our principal sources of liquidity have been borrowings under our current and prior credit facilities, other borrowing arrangements, proceeds from the issuance of preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, other prior secured and unsecured borrowings and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, the CTEH acquisition agreement includes an earn-out provision that provides for the payment of contingent consideration based on CTEH’s 2021 results in an aggregate amount not to exceed $30.0 million, with the earn-out payment equal to a specified multiple of CTEH’s EBITDA for 2021 in excess of a specified target. Any payment in respect of 2021 will be payable in cash. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the next twelve months. See “—COVID-19” above for a discussion of the impact of the pandemic on our liquidity.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Consolidated Statement of Cash Flows Data:
Net cash used in operating activities	$(17,046)	$(1,584)
Net cash used in investing activities	(25,815)	(173,969)
Net cash provided by financing activities	47,643	213,412
Change in cash, cash equivalents and restricted cash	$4,782	$37,859

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the six months ended June 30, 2021, net cash used in operating activities was $17.0 million compared to net cash used in operating activities of $1.6 million for the six months ended June 30, 2020. Cash used in operations includes payment of contingent consideration of $15.5 million and $6.2 million in the six months ended June 30, 2021 and June 30, 2020, respectively. Excluding payment of contingent consideration, cash used in operating activities was $1.5 million, compared to cash provided by operating activities of $4.6 million in the prior year, a decrease of $6.1 million. The period-over-period decrease was primarily due to the $30.9 million increase in working capital in the current year versus the prior year change in working capital. The increase in working capital in the current year is as a result of the increase revenues in the current quarter versus the fourth quarter of 2020. The increase in working capital was partially offset by higher year-to-date earnings before contingent consideration payments and non-cash items, including bad debt, depreciation and amortization, stock-based compensation expense, write-off of deferred debt issuance costs, deferred taxes and fair value adjustments of $23.3 million and lower cloud computing costs of $1.2 million.

Working capital increased by $30.9 million in the six months ended June 30, 2021, primarily due to an increase in accounts receivable and contract assets of $31.0 million (as a result of significantly higher revenues in the three months ended June 30, 2021 when compared to the three months ended December 31, 2020), as well as lower accrued payroll and benefits of $2.8 million from higher annual bonus payments made in the first quarter of 2021, partially offset by a decrease in prepaid expenses and other current assets of $1.3 million, as compared to a decrease in working capital of $0.2 million in the six months ended June 30, 2020, which was driven by a decrease in accounts receivable and contract assets of $7.4 million, as well as higher accrued payroll and benefits of $1.9 million, partially offset by an increase in accounts payable and accrued liabilities of $10.1 million and an increase in prepaid expenses and other current assets of $2.1 million.

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $25.8 million, primarily driven by cash paid for the acquisitions of MSE and Vista, net of cash acquired, of $14.9 million, as well as payment of assumed purchase price obligations of $8.4 million, and purchases of property and equipment for cash consideration of $2.6 million.

For the six months ended June 30, 2020, net cash used in investing activities was $174.0 million, primarily driven by cash paid for the acquisition of CTEH, net of cash acquired, of $173.5 million, as well as purchases of property and equipment for cash consideration of $3.2 million.

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities was $47.6 million. Cash provided by financing activities was driven by borrowings under the 2021 Credit Facility, consisting of $175.0 million under the term loan and $65.0 million under the revolver, and proceeds received from the exercise of stock options of $3.1 million, partially offset by the use of proceeds from the 2021 Credit Facility to repay the $213.4 million outstanding under the 2020 Credit Facility, the payment of the quarterly dividend on the Series A-2 preferred stock of $8.2 million, the payment of acquisition-related contingent consideration of $9.6 million, and the repayment of finance leases of $1.1 million.

For the six months ended June 30, 2020, net cash provided by financing activities was $213.4 million. Cash provided by financing activities was driven by borrowings under the 2020 Credit Facility, consisting of $175.0 million under the term loan and $25.0 million under the revolver, as well as net proceeds of $173.7 million from the issuance of the Series A-2 preferred stock. Proceeds from the 2020 Credit Facility were used primarily to repay the $177.5 million outstanding under the Prior Senior Credit Facility, whereas proceeds from the issuance of the Series A-2 preferred stock were used to finance a portion of the acquisition of CTEH. Cash from financing activities was also used to make payments of acquisition-related contingent consideration of $6.0 million, amortization payments of $1.3 million related to our term loan under our prior senior secured credit facility, the repayment of capital leases of $1.2 million, and the payment of debt issuance and debt extinguishment costs of $6.7 million.

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

Our obligations under the 2021 Credit Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The 2021 Credit Facility includes a number of covenants imposing certain restrictions on our business, including, among other things, restrictions on our ability to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and repurchase or make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions. The 2021 Credit Facility also includes financial covenants requiring us to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the quarter ending December 31, 2022 through and including the quarter ending September 30, 2023 and then to 3.75 times beginning with the quarter ending December 31, 2023 (provided that, subject to certain requirements, the maximum net leverage ratio may be increased by 0.50:1.00, not to exceed 4.25:1.00, for a period of four consecutive fiscal quarters in connection with certain permitted acquisitions), and a minimum fixed charge coverage ratio of 1.25 times. As of June 30, 2021, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 3.1 times. The calculation of the Company’s consolidated total leverage ratio under the 2021 Credit Facility is consistent with the calculation of the consolidated total leverage ratio under the 2020 Credit Facility. The weighted average interest rate on the 2021 Credit Facility as of June 30, 2021 was 2.1%. We were in compliance with all applicable covenants under the 2021 Credit Facility as of June 30, 2021.

The 2021 Credit Facility contains a mandatory prepayment feature upon a number of events, including with the proceeds of certain asset sales and proceeds from the issuance of any debt.

See Note 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

The 2020 Credit Facility also contained financial covenants requiring us to remain below a maximum consolidated total leverage ratio of 4.25 times, which stepped down to 4.00 times beginning December 31, 2021 and then to 3.75 times beginning December 31, 2022, and a minimum consolidated fixed charge coverage ratio of 1.25 times. As of June 30, 2020, the Company’s leverage ratio, which included the impact of contingent consideration payable in cash, was 3.1 times. The weighted average interest rate on the 2020 Credit Facility as of June 30, 2020 was 5.71%. We were in compliance with all applicable covenants under the 2020 Credit Facility as of June 30, 2020.

All amounts outstanding under the 2020 Credit Facility were repaid on April 27, 2021.

See Note 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

All amounts outstanding under the Prior Credit Facility were repaid on April 13, 2020 with proceeds from the 2021 Credit Facility.

See Note 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Series A-1 Preferred Stock

On October 19, 2018, we issued 12,000 shares of our Series A-1 preferred stock. The Series A-1 preferred stock accrued dividends quarterly at an annual rate of 15.0% with respect to any dividends paid in cash and at an annual rate of 14.2%, compounded quarterly with respect to dividends that are accrued. In the event of a redemption, a holder was guaranteed a minimum of either two or three years of dividends depending on the nature of the redemption. As of June 30, 2020, we were subject to a maximum consolidated total leverage ratio, including the outstanding principal and accrued dividend on the Series A-1 preferred stock, of 10.0 times as of the end of any fiscal quarter until maturity. We were in compliance with the covenants as of June 30, 2020.

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

See Note 17 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

Critical Accounting Policies and Estimates

Our 2020 Form 10-K includes a summary of the critical accounting policies we believe are the most important to aid in understanding our financial results. There have been no material changes to those critical accounting policies as disclosed therein, other than as described in Note 2.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. As June 30, 2021, the end of our second fiscal quarter, the market value of our common stock held by non-affiliates exceeded $700.0 million and, as a result, we will no longer qualify as an emerging growth company at the end of the fiscal year ended December 31, 2021.

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

The following is a reconciliation of our net (loss) income to Adjusted EBITDA:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net (loss) income	$(14,483)	$13,224	$(26,079)	$(28,024)
Interest expense	6,798	5,260	9,486	7,853
Income tax expense	(256)	(1,759)	(254)	(4,911)
Depreciation and amortization	10,905	9,784	21,674	17,344
EBITDA	$2,964	$26,509	$4,827	$(7,738)
Stock-based compensation (1)	2,417	1,140	4,222	2,290
Start-up losses and investment in new services (2)	1,123	296	2,090	675
Acquisition costs (3)	506	2,454	743	3,761
Fair value changes in financial instruments (4)	518	(21,842)	1,120	7,783
Expenses related to financing transactions (5)	—	277	50	277
Fair value changes in business acquisitions contingent consideration (6)	12,971	3,983	24,035	3,983
Short term purchase accounting fair value adjustment to deferred revenue (7)	—	—	—	243
IPO expense (8)	—	—	—	531
Discontinued service lines and closing of Berkley lab (9)	—	1,078	—	7,496
Other losses and expenses(10)	464	—	675	147
Adjusted EBITDA	$20,963	$13,895	$37,762	$19,448

(1)	Represents non-cash stock-based compensation expenses related to option awards issued to employees and restricted stock grants issued to directors.
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

(7)	Purchase accounting fair value adjustment to deferred revenue represents the impact of the fair value adjustment to the carrying value of deferred revenue as of the date of acquisition of ECT2.
(8)	Represents expenses incurred by us to prepare for our initial public offering, as well as costs from IPO-related bonuses.
(9)	Represents losses from the Discontinued Service Lines and the Berkeley lab.
(10)	Represents non-operational charges incurred as a result of lease abandonments and non-capitalizable costs related to the implementation of a new ERP and net of insurance gain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of June 30, 2021, a 1.0% increase in interest rates would increase annual income (loss) before income taxes by approximately $2.4 million.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 4, 2021, we issued 9,322 shares of common stock as consideration for the acquisition of Vista.  The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Credit Agreement, dated April  27, 2021 among Montrose Environmental Group, Inc., Montrose Environmental Group Ltd., the Guarantors (defined therein), each financial institution from time to time party thereto, Bank of the West, as Administrative Agent, Swing Line Lender, L/C Issuer, Sole Bookrunner and Joint Lead Arranger, and Capital One, National Association and BofA Securities, Inc., each as Joint Lead Arranger (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith.
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

Montrose Environmental Group, Inc.

Date: August 11, 2021	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer