Form 10-Q
period 2021-09-30
Montrose Environmental Group, Inc.
filed 2021-11-10
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 29,491,400 shares of common stock, $0.000004 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Statements of Financial Position	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	2
	Unaudited Condensed Consolidated Statements of Redeemable Series A-1 Preferred Stock, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ (Deficit) Equity	4
	Unaudited Condensed Consolidated Statements of Cash Flows	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
Signatures		54

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and restricted cash	$16,006	$34,881
Accounts receivable—net	66,471	54,102
Contract assets	46,270	38,576
Prepaid and other current assets	9,839	6,709
Total current assets	138,586	134,268
NON-CURRENT ASSETS:
Property and equipment—net	31,078	34,399
Operating lease right-of-use asset—net	23,111	—
Finance lease right-of-use asset—net	7,493	—
Goodwill	304,237	274,667
Other intangible assets—net	160,239	154,854
Other assets	2,874	4,538
TOTAL ASSETS	$667,618	$602,726
LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$42,373	$34,877
Accrued payroll and benefits	22,485	21,181
Business acquisitions contingent consideration, current	31,152	49,902
Current portion of operating lease liabilities	6,715	—
Current portion of finance lease liabilities	3,174	—
Current portion of long-term debt	8,750	5,583
Total current liabilities	114,649	111,543
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	4,200	4,565
Other non-current liabilities	2,446	2,523
Deferred tax liabilities—net	3,059	2,815
Conversion option	22,537	20,886
Operating lease liability—net of current portion	16,584	—
Finance lease liability—net of current portion	4,641	—
Long-term debt—net of deferred financing fees	200,876	170,321
Total liabilities	368,992	312,653
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 at September 30, 2021 and December 31, 2020; aggregate liquidation preference of $182.2 million at September 30, 2021 and December 31, 2020	152,928	152,928
STOCKHOLDERS’ EQUITY:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at September 30, 2021 and December 31, 2020; issued and outstanding shares: 26,525,844 and 24,932,527 at September 30, 2021 and December 31, 2020, respectively		—
Additional paid-in-capital	291,850	259,427
Accumulated deficit	(146,206)	(122,353)
Accumulated other comprehensive income	54	71
Total stockholders’ equity	145,698	137,145
TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$667,618	$602,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES	$132,578	$84,705	$402,619	$219,502
COST OF REVENUES (exclusive of depreciation and amortization shown below)	85,242	51,828	272,662	142,115
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	30,499	24,442	82,865	64,810
FAIR VALUE CHANGES IN BUSINESS ACQUISITIONS CONTINGENT CONSIDERATION	—	13,404	24,035	17,387
DEPRECIATION AND AMORTIZATION	11,471	9,740	33,145	27,084
INCOME (LOSS) FROM OPERATIONS	5,366	(14,709)	(10,088)	(31,894)
OTHER EXPENSE
Other expense	(516)	(9,637)	(1,909)	(17,534)
Interest expense—net	(1,722)	(3,043)	(11,208)	(10,896)
Total other expenses—net	(2,238)	(12,680)	(13,117)	(28,430)
INCOME (LOSS) BEFORE EXPENSE (BENEFIT) FROM INCOME TAXES	3,128	(27,389)	(23,205)	(60,324)
INCOME TAX EXPENSE (BENEFIT)	902	3,348	648	(1,563)
NET INCOME (LOSS)	$2,226	$(30,737)	$(23,853)	$(58,761)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	(74)	80	(17)	27
COMPREHENSIVE INCOME (LOSS)	2,152	(30,657)	(23,870)	(58,734)
ACCRETION OF REDEEMABLE SERIES A-1 PREFERRED STOCK	—	(6,542)	—	(17,601)
REDEEMABLE SERIES A-1 PREFERRED STOCK DEEMED DIVIDEND	—	(24,341)	—	(24,341)
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(4,100)	(2,870)	(12,300)	(2,870)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(1,874)	(64,490)	(36,153)	(103,573)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— BASIC AND DILUTED	26,220	21,554	25,798	13,669
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— BASIC AND DILUTED	$(0.07)	$(2.99)	$(1.40)	$(7.58)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

									Accumulated
	Redeemable Series A-1		Convertible and Redeemable						Other	Total
	Preferred Stock		Series A-2 Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Equity (Deficit)
BALANCE—December 31, 2020	—	$—	17,500	$152,928	24,932,527	$—	$259,427	$(122,353)	$71	$137,145
Net loss	—	—	—	—	—	—	—	(11,596)	—	(11,596)
Stock-based compensation	—	—	—	—	—	—	1,805	—	—	1,805
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	—	—	506,330	—	4,456	—	—	4,456
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	29	29
BALANCE—March 31, 2021	—	$—	17,500	$152,928	25,438,857	$—	$261,588	$(133,949)	$100	$127,739
Net loss	—	—	—	—	—	—	—	(14,483)	—	(14,483)
Stock-based compensation	—	—	—	—	—	—	2,417	—	—	2,417
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	—	—	669,331	—	27,460	—	—	27,460
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	28	28
BALANCE—June 30, 2021	—	$—	17,500	$152,928	26,108,188	$—	$287,365	$(148,432)	$128	$139,061
Net income	—	—	—	—	—	—	—	2,226	—	2,226
Stock-based compensation	—	—	—	—	—	—	2,365	—	—	2,365
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	—	—	417,656	—	6,220	—	—	6,220
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	(74)	(74)
BALANCE—September 30, 2021	—	$—	17,500	$152,928	26,525,844	$—	$291,850	(146,206)	54	145,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data) (Continued)

									Accumulated	Total
	Redeemable Series A-1		Convertible and Redeemable						Other	Stockholders'
	Preferred Stock		Series A-2 Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Loss) Income	Equity
BALANCE—December 31, 2019	12,000	$128,822	—	$—	8,370,107	$—	$38,153	$(64,404)	$(40)	$(26,291)
Net loss	—	—	—	—	—	—	—	(41,248)	—	(41,248)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	5,415	—	—	—	—	(5,415)	—	—	(5,415)
Stock-based compensation	—	—	—	—	—	—	1,150	—	—	1,150
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	37	37
BALANCE—March 31, 2020	12,000	$134,237	—	$—	8,370,107	$—	$33,888	$(105,652)	$(3)	$(71,767)
Net income	—	—	—	—	—	—	—	13,224	—	13,224
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	5,644	—	—	—	—	(5,644)	—	—	(5,644)
Issuance of the convertible and redeemable series A-2 preferred stock	—	—	17,500	152,928	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,140	—	—	1,140
Common stock issued	—	—	—	—	794,639	—	25,021	—	—	25,021
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(90)	(90)
BALANCE—June 30, 2020	12,000	$139,881	17,500	$152,928	9,164,746	$—	$54,405	$(92,428)	$(93)	$(38,116)
Net loss	—	—	—	—	—	—	—	(30,737)	—	(30,737)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	6,542	—	—	—	—	(6,542)	—	—	(6,542)
Series A-1 preferred stock deemed dividend	—	24,341	—	—	—	—	(24,341)	—	—	(24,341)
Redemption of the series A-1	(12,000)	(170,764)			1,786,739		26,801			26,801
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	(2,870)	—	—	(2,870)
Exercise of the series A-1 preferred stock warrant	—	—	—	—	534,240	—	11,871	—	—	11,871
Exercise of the series A-2 preferred stock warrant	—	—			1,999,999		44,441			44,441
Stock-based compensation	—	—	—	—	—	—	1,149	—	—	1,149
Common stock issued	—	—	—	—	26,850	—	150	—	—	150
Issuance of common stock in connection with the initial public offering, net of issuance costs of $15.6 million	—	—	—	—	11,500,000	—	156,881	—	—	156,881
Cancellation of shares	—	—	—	—	(119,452)	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	80	80
BALANCE—September 30, 2020	—	$—	17,500	$152,928	24,893,122	$—	$261,945	$(123,165)	$(13)	$138,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(23,853)	$(58,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	803	6,445
Depreciation and amortization	33,145	27,084
Amortization of right-of-use asset	5,947	—
Stock-based compensation expense	6,587	3,439
Fair value changes in embedded derivatives	1,651	17,492
Fair value changes in business acquisitions contingent consideration	24,035	17,387
Deferred income taxes	232	(1,563)
Other	68	(1,180)
Debt extinguishment costs	4,052	—
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	(12,503)	(7,736)
Prepaid expenses and other current assets	(1,781)	(1,349)
Accounts payable and other accrued liabilities	(3,422)	(4,829)
Accrued payroll and benefits	61	6,084
Payment of contingent consideration and other assumed purchase price obligations	(15,549)	(6,390)
Change in operating leases	(5,765)	—
Net cash provided by (used in) operating activities	13,708	(3,877)
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,405)	(5,366)
Proprietary software development and other software costs	(241)	(370)
Purchase price true ups	(8,562)	—
Proceeds from net working capital adjustment related to acquisitions	—	2,819
Cash paid for acquisitions—net of cash acquired	(36,480)	(173,923)
Net cash used in investing activities	(50,688)	(176,840)
FINANCING ACTIVITIES:
Proceeds from line of credit	109,000	104,390
Payments on line of credit	(72,000)	(201,980)
Proceeds from term loans	175,000	175,000
Repayment of term loan	(173,905)	(49,297)
Payment of contingent consideration and other purchase price obligations	(9,605)	(6,004)
Repayment of finance leases	(1,884)	(2,257)
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs	—	161,288
Payments of deferred offering costs	—	(2,925)
Prepayment premium on credit facility	—	(351)
Debt issuance costs	(2,590)	(4,866)
Proceeds from issuance of common stock for exercised stock options	6,032	171
Issuance of convertible and redeemable Series A-2 preferred stock and warrant	—	173,664
Redemption of the Series A-1 preferred stock	—	(131,821)
Dividend payment to the Series A-2 shareholders	(12,300)	(2,870)
Exercise of warrant options	—	25
Net cash provided by financing activities	17,748	212,167
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(19,232)	31,450
Foreign exchange impact on cash balance	357	43
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	34,881	6,884
End of period	$16,006	$38,377
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$4,649	$9,368
Cash paid for income tax	$958	$171
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A-1 preferred stock deemed dividends—net of return from holders	$—	$24,341
Series A-1 preferred stock dividend paid in common shares	$—	$26,801
Accrued purchases of property and equipment	$1,171	$486
Property and equipment purchased under finance leases	$1,766	$1,753
Accretion of the redeemable series A-1 preferred stock to redeemable value	$—	$17,601
Common stock issued to acquire new businesses	$6,020	$25,000
Acquisitions unpaid contingent consideration	$35,352	$58,912
Offering costs included in accounts payable and other accrued liabilities	$389	$1,237
Acquisitions contingent consideration and purchase price true ups paid in shares	$26,084	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 80 offices across the United States, Canada and Australia and over 2,300 employees as of September 30, 2021.

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

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements—The Company qualifies as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and therefore intends to take advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. The Company has elected to use this extended transition period under the JOBS Act. The effective dates shown below reflect the election to use the extended transition period. However, as June 30, 2021, the end of the Company’s second fiscal quarter, the market value of the Company’s common stock held by non-affiliates exceeded $700.0 million and, as a result, the Company will no longer qualify as an emerging growth company at the end of the fiscal year ended December 31, 2021. The adoption dates discussed below are based on the Company no longer qualifying as an emerging growth company.

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

Recently Issued Accounting Pronouncements Not Yet Adopted—In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the unaudited condensed consolidated financial statements.

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

The following table presents the Company’s contract balances:

	September 30,	December 31,
	2021	2020
Contract assets	$46,270	$38,576
Contract liabilities	8,037	6,114

Contract assets acquired through business acquisitions amounted to $0.4 million and $6.5 million as of September 30, 2021 and December 31, 2020, respectively. Contract liabilities acquired through business acquisitions amounted to $0.5 million and zero as of September 30, 2021 and December 31, 2020, respectively. Revenue recognized during the three and nine months ended September 30, 2021, included in the contract liabilities balance at the beginning of the year was $1.3 million and $3.8 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior periods during the three and nine months ended September 30, 2021 was not material.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of September 30, 2021 and December 31, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $64.1 million and $24.4 million, respectively. As of September 30, 2021, the Company expected to recognize approximately $51.7 million of this amount as revenue within the next year and $12.4 million the year after.

Accounts Receivable, Net—Accounts receivable, net consisted of the following:

	September 30,	December 31,
	2021	2020
Accounts receivable, invoiced	$68,974	$57,228
Accounts receivable, other	1,876	1,139
Allowance for doubtful accounts	(4,379)	(4,265)
Accounts receivable—net	$66,471	$54,102

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable are shown on the face of the unaudited condensed consolidated statements of financial position, net of an allowance for doubtful accounts. In determining the allowance for doubtful accounts, the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends. During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19. The COVID-19 pandemic added uncertainty to the collectability of certain receivables, particularly in industries hard hit by the pandemic. As a result, the Company recorded a $6.3 million bad debt reserve during the first quarter of 2020. The bad debt adjustment included a $5.5 million reserve for one customer in the Company’s Remediation and Reuse segment in which management concluded to discontinue select service lines as of June 30, 2020 (Note 20).

The Company did not have any customers that exceeded 10.0% of gross accounts receivable as of September 30, 2021. As of December 31, 2020, the Company had one customer that accounted for 10.2% of gross accounts receivable. During the three months ended September 30, 2021, the Company did not have any customers that exceeded 10.0% of revenue. During the nine months ended September 30, 2021, the Company had three customers who accounted for 12.1%, 11.4% and 10.7% of revenue. The Company did not have any customers that exceeded 10.0% of revenue during the three or nine months ended September 30, 2020. The Company performs ongoing credit evaluations, and accordingly, believes that the balances from these customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense	Charged to Allowance	Other(1)	Ending Balance
Nine months ended September 30, 2021	$4,265	$803	$(1,229)	$540	$4,379
Year ended December 31, 2020	1,327	4,532	(2,633)	1,039	4,265

____________________

(1)	This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020
Deposits	$795	$708
Prepaid expenses	6,574	3,510
Supplies	2,470	2,491
Prepaid and other current assets	$9,839	$6,709

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

Property and equipment, net, consisted of the following:

	Estimated	September 30,	December 31,
	Useful Life	2021	2020
Lab and test equipment	7 years	$18,183	$18,631
Vehicles	5 years	5,147	13,320
Equipment	3-7 years	35,099	32,177
Furniture and fixtures	7 years	2,696	2,938
Leasehold improvements	7 years	6,807	6,767
Aircraft	10 years	931	834
Building	39 years	2,975	2,975
		71,838	77,642
Land		725	725
Construction in progress		1,660	219
Less accumulated depreciation		(43,145)	(44,187)
Total property and equipment— net		$31,078	$34,399

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $2.5 million and $7.2 million for the three and nine months ended September 30, 2021, respectively, and $2.1 million and $6.1 million for the three and nine months ended September 30, 2020, respectively.

Total property and equipment, net as of December 31, 2020 included $7.2 million related to financed assets, which, following the adoption of ASC 842, are presented as part of finance lease liabilities and excluded from property and equipment, net on the face of the condensed consolidated balance sheet as of September 30, 2021.

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

Total rent expense under operating leases was $2.2 million and $6.4 million for the three and nine months ended September 30, 2020, respectively.

The components of lease expense were as follows:

		Three Months Ended	Nine Months Ended
	Statement of Operations Location	September 30, 2021	September 30, 2021
Operating lease cost
Lease cost	Selling, general and administrative expense	$2,203	$6,398
Variable lease cost	Selling, general and administrative expense	120	329
Total operating lease cost		2,323	6,727

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	825	2,391
Interest on lease liabilities	Interest expense—net	97	300
Total finance lease cost		922	2,691
Total lease cost		$3,245	$9,418

Supplemental cash flows information related to leases was as follows:

Nine Months Ended
September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$6,273
Operating cash flows used in finance leases	300
Financing cash flows used in finance leases	2,367

Lease liabilities arising from new ROU assets
Operating leases	5,078
Finance leases	2,719

Weighted average remaining lease terms and weighted average discount rates were:

	September 30, 2021
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.22	2.80
Weighted average discount rate	2.62%	4.95%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	September 30, 2021
	Operating Leases	Finance Leases
Remainder of 2021	$2,103	$923
2022	6,659	3,295
2023	4,557	2,316
2024	3,031	1,317
2025 and thereafter	8,637	484
Total undiscounted future minimum lease payments	24,987	8,335
Less imputed interest	(1,688)	(520)
Total discounted future minimum lease payments	$23,299	$7,815

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

7. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired four businesses during the nine months ended September 30, 2021 and several businesses during the year ended December 31, 2020. The results of each of those acquired businesses are included in the unaudited condensed consolidated financial statements beginning on the acquisition date. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

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

Transaction costs related to business combinations totaled $0.9 million and $1.7 million for the three and nine months ended September 30, 2021, respectively and zero and $3.8 million for the three and nine months ended September 30, 2020, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Acquisitions Completed During the Nine months Ended September 30, 2021

MSE Group (“MSE”)—In January 2021, the Company completed the acquisition of MSE Group by acquiring 100.0% of its membership interests. MSE is a provider of environmental assessment, compliance, engineering, and design services primarily to the U.S. federal government. MSE is based in Orlando, FL with additional offices in Tampa, Orlando, Jacksonville, San Antonio, TX, and Wilmington, NC, and satellite locations nationwide. The upfront cash payment made to acquire MSE was funded through cash on hand and the common stock portion of the purchase price was funded through the issuance of 71,740 shares of common stock.

Vista Analytical Laboratory, Inc. (“Vista”)—In June 2021, the Company completed the acquisition of Vista Analytical Laboratory, Inc. (“Vista”) by acquiring 100.0% of its common stock. Vista provides specialty analytical services related to Per- and polyfluoroalkyl substances (“PFAS”) and other semi-volatile organic compounds. Vista is based in Dorado Hills, CA. The upfront cash payment made to acquire Vista was funded through cash on hand and the common stock portion of the purchase price was funded through the issuance of 9,322 shares of common stock.

Environmental Intelligence, LLC (“EI”) —In July, 2021 the Company completed the acquisition of Environmental Intelligence (“EI”) by acquiring 100.0% of its membership interests. EI is an environmental consulting company recognized for its innovative work in wildlife mitigation, biological assessments, and other environmental services. EI is based in Laguna Beach, CA and enhances Montrose’s ecological planning and service capabilities in California and the US West Coast. The upfront cash payment made to acquire EI was funded through cash on hand and the common stock portion of the purchase price was funded through the issuance of 43,100 shares of common stock.

SensibleIoT, LLC (“Sensible”) —In August, 2021, the Company completed the business acquisition of SensibleIoT, LLC (“Sensible”) by acquiring 100.0% of its membership interests. Sensible is a technology platform that connects sensors and sources of environment data to a central, proprietary database that enables real-time client interaction. Sensible provides Montrose with an advanced ability to integrate environmental services and enhance environmental data analytics for clients. The upfront cash payment made to acquire Sensible was funded through cash on hand and the common stock portion of the purchase price was funded through the issuance of 19,638 shares of common stock.

The following table summarizes the elements of the purchase price of the acquisitions completed during the nine months ended September 30, 2021:

	Cash	Common Stock	Other Purchase Price Components Current	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
MSE	$9,082	$2,271	$10,280	$—	$1,804	$23,437
Vista	9,025	475	172	—	1,000	10,672
EI	15,397	2,274	5,324	—	—	22,995
Sensible	6,500	1,000	52	1,000	3,200	11,752
Total	$40,004	$6,020	$15,828	$1,000	$6,004	$68,856

The other purchase price components of the MSE purchase price consist of a target working capital amount, a 338 election tax liability, 2020 and 2021 purchase price true ups and contingent consideration. The 2020 and 2021 purchase price true up elements are based on MSE’s actual 2020 and 2021 results. The other purchase price components of the Vista purchase price consist of a target working capital amount and other contingent consideration. The other purchase price component for EI consists primarily of cash in escrow, as well as, a working capital target payment, which is not finalized at this time. The other purchase price components of Sensible consist of a working capital target payment and other contingent consideration, which are not finalized at this time.

The contingent consideration elements of the acquisitions are related to earn-outs which are based on the expected achievement of revenue or earnings thresholds as of the date of the acquisition and for which the maximum potential amount is limited.

The Company may be required to make up to $12.7 million in aggregate true up and earn-out payments between the years 2022 and 2025 in connection with the acquisitions of MSE, Vista and Sensible. The Company paid the MSE target working capital amount and the 2020 purchase price true up in April 2021.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	MSE	EI	All other acquisitions	Total
Cash	$2,810	$250	$464	$3,524
Accounts receivable	2,987	4,564	1,078	8,629
Other current assets	31	84	267	382
Current assets	5,828	4,898	1,809	12,535
Property and equipment	513	32	978	1,523
Customer relationships	8,720	10,265	5,336	24,321
Trade names	521	996	1,323	2,840
Covenants not to compete	922	511	248	1,681
Acquired Technology	—	—	321	321
Goodwill	7,747	8,944	12,879	29,570
Total assets	24,251	25,646	22,894	72,791
Current liabilities	(814)	(2,651)	(470)	(3,935)
Total liabilities	(814)	(2,651)	(470)	(3,935)
Purchase price	$23,437	$22,995	$22,424	$68,856

For the acquisitions completed during the nine months ended September 30, 2021, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021 includes revenue of $11.9 million and $19.7 million, respectively, and pre-tax loss of $(0.2) million and zero , respectively. MSE is included in the Company’s Remediation and Reuse segment, Vista and Sensible are included in the Company’s Measurement and Analysis segment and EI is included the Company’s Assessment, Permit and Response segment.

The weighted average useful lives for the acquired customer relationships and related backlog for MSE are 7 years and 2 years, respectively. The weighted average useful lives for the acquired tradenames and covenants not to compete for MSE are 2 years and 5 years, respectively.

The weighted average useful life for the acquired customer relationships for Vista is 10 years. The weighted average useful lives for the acquired tradenames and covenants not to compete for Vista are 3 years and 5 years, respectively.

The weighted average useful life for the acquired customer relationships for EI is 10 years. The weighted average useful life for the acquired tradenames and covenants not to compete for EI is 5 years.

The weighted average useful life for the acquired customer relationships for Sensible is 10 years . The weighted average useful life for the acquired technology for Sensible is 5 years.

Goodwill associated with these four acquisitions is deductible for income tax purposes.

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

	For the Three Months Ended September 30,
	2021			2020
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$132,578	$—	$132,578	$84,705	$5,064	$89,769
Net (loss) income	2,226	—	2,226	(30,737)	628	(30,109)

	For the Nine Months Ended September 30,
	2021			2020
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$402,619	$12,454	$415,073	$219,502	$61,583	$281,085
Net (loss) income	(23,853)	2,205	(21,648)	(58,761)	15,847	(42,914)

During the first quarter of 2020, the Company determined to reduce the footprint of its environmental lab in Berkeley, California, and to exit its non-specialized municipal water engineering service line and its food waste biogas engineering service line, (together, “the Discontinued Service Lines”). Revenues from Discontinued Service Lines included in revenues in the above table was zero for the three and nine months ended September 30, 2021 and zero and $3.8 million for the three and nine months ended September 30, 2020, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2020	$162,156	$69,054	$43,457	$274,667
Goodwill acquired during the period	8,944	12,879	7,747	29,570
Balance as of September 30, 2021	$171,100	$81,933	$51,204	$304,237

Amounts related to finite-lived intangible assets are as follows:

September 30, 2021	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$189,103	$67,328	$121,775
Covenants not to compete	4-5 years	31,623	24,832	6,791
Trade names	1-5 years	19,778	15,107	4,671
Proprietary software	3-5 years	21,595	9,853	11,742
Patent	16 years	17,479	2,219	15,260
Total other intangible assets —net		$279,578	$119,339	$160,239

December 31, 2020	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	7-15 years	$164,782	$53,446	$111,336
Covenants not to compete	4-5 years	29,942	21,469	8,473
Trade names	1-5 years	16,938	12,849	4,089
Proprietary software	3-5 years	21,007	6,132	14,875
Patent	16 years	17,479	1,398	16,081
Total other intangible assets —net		$250,148	$95,294	$154,854

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. Amortization expense was $8.9 million and $25.9 million for the three and nine months ended September 30, 2021, respectively, and $7.6 million and $21.0 million for the three and nine months ended September 30, 2020, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2021 (remaining)	$8,463
2022	30,298
2023	24,407
2024	20,623
2025	14,225
2026 and thereafter	62,223
Total	$160,239

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Accounts payable	$17,233	$15,481
Accrued expenses	15,703	11,469
Other business acquisitions purchase price obligations	274	50
Contract liabilities	8,037	6,114
Other current liabilities	1,126	1,507
Income tax payable	—	256
Total accounts payable and other accrued liabilities	$42,373	$34,877

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued bonuses	$8,233	$5,416
Accrued paid time off	1,990	2,067
Accrued payroll	7,472	9,133
Accrued other	4,790	4,565
Total accrued payroll and benefits	$22,485	$21,181

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was 28.8% and (2.8)% for the three and nine months ended September 30, 2021, respectively, and (12.2)% and 2.6% for the three and nine months ended September 30, 2020, respectively. Income tax expense recorded by the Company during the three and nine months ended September 30, 2021 was $0.9 million and $0.6 million, respectively. The Company recorded an income tax expense of $3.3 million and a benefit of $1.6 million during the three and nine months ended September 30, 2020, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance, state and foreign income tax provisions and Global Intangible Low Taxed Income (“GILTI”).

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of September 30, 2021, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of September 30, 2021. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

12. WARRANT OPTIONS

In October 2018, in connection with the issuance of the Redeemable Series A-1 Preferred Stock, the Company issued a detachable warrant to acquire 534,240 shares of common stock at a price of $0.01 per share at any given time during a period of ten years beginning on the instrument’s issuance date.

For the three and nine months ended September 30, 2020, fair value gains/(losses) recorded in other expense on the unaudited condensed consolidated statements of operations related to the Redeemable Series A-1 warrant were $5.0 million.

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

On July 30, 2020, the Redeemable Series A-1 Preferred Stock and the Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full resulting in the issuance of an aggregate of 2,534,239 shares of common stock to the holder for an exercise price of $0.01 per share. Fair value loss recorded in other expense on the unaudited condensed consolidated statements of operations was $14.3 million for the three and nine months ended September 30, 2020.

13. DEBT

Debt consisted of the following:

	September 30,	December 31,
	2021	2020
Term loan facility	$175,000	$173,906
Revolving Line of Credit	37,000	—
Capital leases	—	3,088
Equipment line of credit	—	3,018
Less deferred debt issuance costs	(2,374)	(4,108)
Total debt	209,626	175,904
Less current portion of long-term debt	(8,750)	(5,583)
Long-term debt, less current portion	$200,876	$170,321

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

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants requiring the Company to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending September 30, 2023 and then to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. As of September 30, 2021, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 2.8 times.

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

The weighted average interest rate on the 2021 Credit Facility as of September 30, 2021 was 2.1%.

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

The resulting loss on extinguishment upon repayment of the 2020 Credit Facility amounted to $4.1 million, of which $1.0 million was related to fees paid and $3.1 related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense-net within the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

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

The following is a schedule of the aggregate annual maturities of long-term debt presented on the unaudited condensed consolidated statement of financial position, based on the terms of the 2021 Credit Facility and equipment line of credit:

September 30,
2022	$8,750
2023	10,938
2024	13,125
2025	15,313
2026	163,874
Total	$212,000

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	September 30,	December 31,
	2021	2020
Business acquisitions contingent consideration, current	$31,152	$49,902
Business acquisitions contingent consideration, long-term	4,200	4,565
Conversion option	22,537	20,886
Total	$57,889	$75,353

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Compound Embedded Option	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Contingent Put Option	Warrant Options	Total Liabilities
Balance—at January 1, 2020	$—	$8,614	$379	$—	$7,100	$16,878	$32,971
Series A-2 compound embedded option	(9,361)	—	—	—	—	—	$(9,361)
Issuance of warrant option	—	—	—	—	—	30,097	$30,097
Acquisitions	—	34,661	10,543	—	—	—	$45,204
Changes in fair value included in earnings	27,420	18,387	(1,000)	—	(19,240)	9,312	$34,879
Payment of contingent consideration payable	—	(12,464)	—	—	—	—	$(12,464)
Foreign currency translation of contingent consideration payment	—	(208)	—	—	—	—	$(208)
Reclass of long term to short term contingent liabilities	—	180	(180)	—	—	—	$—
Write off of the contingent put option	—	—	—	—	12,140	—	$12,140
Exercise of warrant options	—	—	—	—	—	(56,287)	$(56,287)
Balance—at September 30, 2020	$18,059	$49,170	$9,742	$—	$—	$—	$76,971
	.
Balance—at January 1, 2021	$—	$49,902	$4,565	$20,886	$—	$—	$75,353
Acquisitions	—	1,000	6,004	—	—	—	7,004
Changes in fair value included in earnings	—	13,774	10,261	1,651	—	—	25,686
Payment of contingent consideration payable	—	(50,154)	—	—	—	—	(50,154)
Reclass of long term to short term contingent liabilities		16,630	(16,630)				—
Balance—at September 30, 2021	$—	$31,152	$4,200	$22,537	$—	$—	$57,889

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

Business Acquisitions Contingent Consideration—The fair value of the contingent consideration payable associated with the acquisition of CTEH, MSE and Sensible was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. The fair values of the contingent consideration payables for the other acquisitions were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date. The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earn-out thresholds.

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

Warrant Options—The warrant options were exercised on July 30, 2020 (Note 12). The fair value of the warrant option associated with the issuance of the Redeemable Series A-1 Preferred Stock was calculated based on the Black-Sholes pricing model using the following assumptions:

July 30,
2020
Common stock value (per share)	$22.22
Expected volatility	44.35%
Risk-free interest rate	0.55%
Expected life (years)	10

As of July 30, 2020, the date the warrant options were exercised in full, the fair value of the warrant option associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 17) was calculated based on the Black-Scholes pricing model with assumptions for (i) stock price, (ii) volatility based on the median historical volatility of publicly listed comparable companies’ stock price returns, (iii) risk-free rates based on U.S. treasury yields and (iv) dividend yield.

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

At issuance the Company determined that the detachable warrant (Note 12) and the contingent put option were required to be accounted for separately. The contingent put option change in value of $26.3 million and $19.2 million for the three and nine months ended September 30, 2020 was recorded to other expense.

17. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. Before the Company’s IPO, each share of Convertible and Redeemable Series A-2 Preferred Stock accrued dividends at the rate of 15.0% per annum, with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that were accrued. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $4.1 million and $12.3 million during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $2.9 million.

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

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of September 30, 2021, the Company has determined that a change of control is not probable. Additionally, as of September 30, 2021, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of September 30, 2021, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary. The Convertible and Redeemable Series A-2 Preferred Stock had an aggregate liquidation preference of $182.2 million as of September 30, 2021.

The Convertible and Redeemable Series A-2 Preferred Stock contains embedded features that are required to be bifurcated and are subject to separate accounting treatment from the instrument itself. At issuance, these embedded features consisted of (i) a contingent dividend feature associated with the decrease in the dividend rate upon an IPO and (ii) a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. Upon the Company’s IPO, the embedded derivative only consisted of the conversion option. As of September 30, 2021, this conversion embedded feature had a net fair value of $22.5 million. The change in value of $0.5 million and $1.7 million for the three and nine months ended September 30, 2021 was recorded to other expense. The Convertible and Redeemable Series A-2 Preferred Stock was not convertible into common stock until completion of the IPO in July 2020.

18. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of September 30, 2021 and December 31, 2020.

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

Common Stock Issuances—The Company issued the following shares of common stock:

	Three Months Ended September 30,
	2021			2020
	Shares	Average Price per Share	Total Consideration (in thousands)	Shares	Average Price per Share	Total Consideration (in thousands)
Common stock issued in connection initial public offering	—	$—	$—	11,500,000	$15.00	$172,500
Acquisitions	62,738	$52.18	3,274	—	—	—
Redemption of series A-1 preferred stock	—	—	—	1,786,739	15.00	26,801
Exercise of warrant options	—	—	—	2,534,239	0.01	25
Exercise of options	354,918	8.30	2,946	16,850	8.92	150
Restricted shares, net	—	—	—	8,333	24.00	—
Cancellation of shares	—	—	—	(117,785)	17.15	—
Total	417,656	$14.89	$6,220	15,728,376	$12.82	$199,476

	Nine Months Ended September 30,
	2021			2020
	Shares	Average Price per Share	Total Consideration (in thousands)	Shares	Average Price per Share	Total Consideration (in thousands)
Common stock issued in connection initial public offering	—	$—	$—	11,500,000	$15.00	$172,500
Acquisitions	143,800	41.86	6,020	791,139	31.60	25,000
Redemption of series A-1 preferred stock	—	—	—	1,786,739	15.00	26,801
Exercise of warrant options	67,713	17.19	—	2,534,239	0.01	25
Exercise of options	779,068	7.74	6,032	20,350	9.27	189
Restricted shares, net	38,929	31.31	—	8,333	24.00	—
Payment of earn-out liability	539,607	46.33	25,000	—	—	—
Payment of purchase price true up	24,200	44.81	1,084	—	—	—
Cancellation of shares	—	—	—	(117,785)	17.15	—
Total	1,593,317	$25.43	$38,136	16,523,015	$13.72	$224,515

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of September 30, 2021, and September 30, 2020, there was $15.0 million and $10.4  million, respectively, of total unrecognized stock compensation expense related to unvested options and restricted stock granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average three year period. The following number of shares were authorized to be issued and available for grant:

	September 30, 2021
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	3,944,750	2,047,269	5,992,019
Shares available for grant	1,593,287	—	1,593,287

	September 30, 2020
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	2,945,443	2,047,269	4,992,712
Shares available for grant	1,233,266	—	1,233,266

Total stock compensation expense for the Plans was as follows:

	Three Months Ended September 30,
	2021				2020
	2017 plan		2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$282	$—	$—	$282	$276	$—	$(5)	$271
Selling, general and administrative expense	1,844	237	2	2,083	592	233	53	878
Total	$2,126	$237	$2	$2,365	$868	$233	$48	$1,149

	Nine Months Ended September 30,
	2021				2020
	2017 plan		2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$1,178	$—	$10	$1,188	$973	$—	$126	$1,099
Selling, general and administrative expense	4,638	749	11	5,399	1,178	973	189	2,340
Total	$5,816	$749	$21	$6,587	$2,151	$973	$315	$3,439

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock—The Company issues restricted stock to certain 2017 Plan participants as Director’s compensation. These shares of restricted stock granted in the nine months ended September 30, 2021 and September 30, 2020 vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes. Restricted stock activity was as follows:

	Nine Months Ended September 30,
	2021			2020
	Shares	Average Price per Share	Total (in thousands)	Shares	Average Price per Share	Total (in thousands)
Shares granted	19,066	$36.99	$705	33,229	$31.60	$1,050

          There were no forfeitures of restricted shares during the three and nine months ended September 30, 2021. There were zero and 1,667 forfeitures of restricted shares during the three and nine months ended September 30, 2020.

There were zero and 38,929 shares of restricted stock that became fully vested and were released as unrestricted shares of common stock during the three and nine months ended September 30, 2021, respectively. There were zero and 10,000 shares of restricted stock that became fully vested and were released as unrestricted shares of common stock during the three and nine months ended September 30, 2020, respectively. There was an aggregate of 286,239 and 267,173 restricted shares outstanding as of September 30, 2021 and September 30, 2020, respectively.

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

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding at January 1, 2020	617,852	$24	$12	7.82	$4,693
Granted	851,877	32	12	—	—
Forfeited/ cancelled	(14,375)	22	—	—	—
Exercised	(925)	14	—	—	7,918
Outstanding at September 30, 2020	1,454,429	21	12	7.59	7,649

Outstanding at January 1, 2021	1,840,229	23	12	9.09	15,598
Granted	264,470	40	22	—	—
Forfeited/ cancelled	(29,025)	28	—	—	—
Expired	(1,250)	18	—	—	—
Exercised	(66,875)	22	—	—	2,078
Outstanding at September 30, 2021	2,007,549	25	14	8.53	73,724
Exercisable at September 30, 2021	320,861	28	—	7.68	10,755
Options vested and expected to vest	2,007,549	25	—	8.53	73,724

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation:

	September 30,	September 30,
	2021	2020
Common stock value (per share)	$39.83	$16.36
Expected volatility	58.34	46.14
Risk-free interest rate	0.77	0.41
Expected life (years)	5.5-7.0	7.0
Forfeiture rate	None	None
Dividend rate	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding at January 1, 2020	1,855,469	$6	$1	6.40	46,617
Forfeited/ cancelled	(7,500)	10	—	—	—
Expired	(11,300)	6	—	—	—
Exercised	(19,175)	8	—	—	354
Outstanding at September 30, 2020	1,817,494	6	1	5.63	33,772

Outstanding at January 1, 2021	1,787,869	6	1	5.40	43,867
Expired	(625)	6	—	—	—
Exercised	(710,568)	6	—	—	33,480
Outstanding at September 30, 2021	1,076,676	6	2	4.65	59,532
Exercisable at September 30, 2021	1,076,676	6	—	4.65	59,532
Options vested and expected to vest	1,076,676	6	—	4.65	59,532

Total shares outstanding from exercised options were 1,028,268 shares and 221,950 shares as of September 30, 2021 and September 30, 2020, respectively.

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	September 30,
	2021	2020
Warrants	—	116,350
Montrose 2013 Stock Incentive Plan	2,047,269	2,047,269
Montrose 2017 Stock Incentive Plan	3,944,750	2,945,443
Common stock reserved for future issuance	5,992,019	5,109,062

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

Diluted net income (loss) per share is computed by dividing net (income) loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. During the three and nine months ended September 30, 2020, shares issuable in connection with the warrant options (Note 12) were considered outstanding common shares for purposes of calculating net (loss) income per share since they did not contain any conditions that must be satisfied for the holder to exercise the warrant. Potentially dilutive shares are comprised of restricted stock and shares of common stock underlying stock options outstanding under the Plans and warrants (other than warrant options) to purchase common stock. During the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net (loss) income per share attributable to common stockholders of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for net loss per share)	2021	2020	2021	2020
Net income (loss)	$2,226	$(30,737)	$(23,853)	$(58,761)
Accretion of redeemable series A-1 preferred stock	—	(6,542)	—	(17,601)
Redeemable series A-1 preferred stock deemed dividend		(24,341)		(24,341)
Convertible and redeemable series A-2 preferred stock dividend	(4,100)	(2,870)	(12,300)	(2,870)
Net loss attributable to common stockholders –basic and diluted	(1,874)	(64,490)	(36,153)	(103,573)
Weighted-average common shares outstanding – basic and diluted	26,220	21,554	25,798	13,669
Net loss per share attributable to common stockholders –basic and diluted	$(0.07)	$(2.99)	$(1.40)	$(7.58)

The following equity shares were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive:

	September 30,
	2021	2020
Stock options	1,686,688	2,423,900
Restricted stock	28,623	176,384
Warrants	—	116,350

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

Segment revenues and Adjusted EBITDA consisted of the following:

	Three Months Ended September 30,
	2021		2020
		Segment		Segment
	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$63,412	$15,719	$26,593	$8,230
Measurement and Analysis	38,752	8,283	39,770	11,226
Remediation and Reuse	30,414	5,472	18,342	2,012
Total Operating Segments	132,578	29,474	84,705	21,468
Corporate and Other	—	(7,987)	—	(4,762)
Total	$132,578	$21,487	$84,705	$16,706

	Nine Months Ended September 30,
	2021		2020
		Segment		Segment
	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$209,379	$46,379	$49,768	$14,665
Measurement and Analysis	111,309	22,634	113,130	30,422
Remediation and Reuse	81,931	12,262	56,604	6,495
Total Operating Segments	402,619	81,275	219,502	51,582
Corporate and Other	—	(22,026)	—	(15,425)
Total	$402,619	$59,249	$219,502	$36,157

Presented below is a reconciliation of the Company’s segment measure to income (loss) before (expense) benefit from income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Total	$21,487	$16,706	$59,249	$36,157
Interest expense, net	(1,722)	(3,043)	(11,208)	(10,896)
Income tax (expense) benefit	(902)	(3,348)	(648)	1,563
Depreciation and amortization	(11,471)	(9,740)	(33,145)	(27,084)
Stock-based compensation	(2,365)	(1,149)	(6,587)	(3,439)
Start-up losses and investment in new services	(1,186)	(602)	(3,276)	(1,283)
Acquisition costs	(913)	(6)	(1,656)	(3,767)
Fair value changes in financial instruments	(531)	(9,710)	(1,651)	(17,492)
Fair value changes in business acquisitions contingent consideration	—	(13,404)	(24,035)	(17,387)
Short term purchase accounting fair value adjustment to deferred revenue	—	—	—	(243)
Initial public offering expense and related bonuses	—	(6,378)	—	(6,908)
Discontinued services (i)	—	(30)	—	(7,526)
Expenses related to financing transactions	—	—	(50)	(277)
Other losses or expenses	(171)	(33)	(846)	(179)
Net income (loss)	$2,226	$(30,737)	$(23,853)	$(58,761)

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

21. RELATED-PARTY TRANSACTIONS

The Company engaged a related party to provide Quality of Earnings reports on acquisition targets. The Company paid this related party zero during the three and nine months ended September 30, 2021 and zero and $0.1 million during the three and nine months ended September 30, 2020, respectively for its services. This expense is included within selling, general and administrative expense on the unaudited condensed consolidated statements of operations. As of September 30, 2021, and December 31, 2020, the Company had no significant unpaid invoices to this related party, which would be/are included in accounts payable and other accrued liabilities on the unaudited condensed consolidated statements of financial position. The related party used by the Company is partially owned through investment vehicles controlled by certain members of the Company’s Board of Directors. The Company ceased using the services of this related party during 2020.

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

22. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of September 30, 2021, and December 31, 2020, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. Prior to May 22, 2020, the Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 4.0% of the participant’s compensation. Beginning on May 22, 2020, the Company temporarily ceased making employer contributions. Employer contributions were reinstated beginning on April 23, 2021. Employer contributions under the 401(k) Savings Plan were $0.8 million and $1.6 million for the three and nine months ended September 30, 2021, respectively, and zero and $1.2 million for the three and nine months ended September 30, 2020, respectively, and are included within selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.

23. SUBSEQUENT EVENTS

Follow-on Offering—In October 2021, the Company completed a follow-on offering of common stock, in which it sold 2,500,000 shares at a public offering price of $62.00 per share less underwriting discounts. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of common stock on the same terms and conditions (the “Option”). On October 5, 2021, the underwriters exercised the Option in full. Net proceeds to the Company from the follow-on offering, including the Option, were approximately $169.8 million.

Business Acquisitions—On October 1, 2021, the Company completed the business acquisition of Environmental Chemistry, Inc. (“ECI”) by acquiring 100.0% of its common stock. ECI provides a full suite of environmental laboratory analytical services to industrial, governmental, and engineering/consulting clients. Combined with the Company’s existing Houston, TX laboratory, ECI (located also in Houston, TX) will enable Montrose to provide air, water and soil analytical services in the gulf coast region.

On November 1, 2021, the Company completed the business acquisition of Horizon Water and Environment, LLC (“Horizon”) by acquiring 100.0% of its membership interests. Horizon is an environmental consulting firm specializing in planning, watershed science, and environmental compliance for water and natural resource projects in California. Horizon will join Montrose’s Planning & Ecosystem Consulting segment.

These transactions qualified as an acquisition of a business and will be accounted for as a business combination. The following table summarizes the elements of the purchase price of these acquisitions:

			Other Purchase	Total
	Cash (1)	Common Stock (2)	Price Component (3)	Purchase Price
ECI	$4,000	—	—	$4,000
Horizon	10,580	2,300	—	12,880

(1)	The cash portion of these acquisitions’ purchase price was funded through cash on hand.
(2)	The common stock component of Horizon was paid through the issuance of 34,921 shares of common stock.
(3)

The other purchase price components for ECI consist of a potential working capital target payment and a potential earnout amount, which are not finalized at this time. The other purchase price component of Horizon consists of a potential working capital target payment, which is not finalized at this time.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and nine months ended September 30, 2021 and 2020 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC.

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

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on our business, including the impact on our customers, employees and suppliers. While COVID-19 has not had a material adverse effect on our reported results, we have experienced some changes to our business operations. The changes were primarily composed of client postponement of on-site environmental compliance testing, delays in project start dates particularly within our Remediation and Reuse segment, and postponement or reformatting of scientific presentations and sales visits. We have also had small numbers of employees either exposed to or contract COVID-19. Exposed employees have been asked to quarantine per Company protocols. To date, COVID-19 related quarantines have not had a material adverse effect on our reported results. In the second quarter of 2020 we instituted temporary cost mitigation measures such as reducing non-billable time for a subset of our impacted workforce. Some of these cost mitigation measures were reversed during the first quarter of 2021, with the remaining measures reversed in the second quarter of 2021. Our businesses exposed to commercial food waste and non-specialized municipal water engineering projects also saw more significant disruptions and, as a result, in the first quarter of 2020 we exited those service lines as described further below. On the other hand, we have seen benefits from COVID-19 given client demand for CTEH’s toxicology and response services, which represented a meaningful revenue stream in the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, and that, once the pandemic subsides, we may not be able to replace in future periods. Although many parts of our business saw some impact from COVID-19, in the aggregate, our overall business benefitted from COVID-19 during the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020, primarily as a result of COVID-19 response work performed by CTEH.

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Acquisitions completed	2	2	4	3
Revenues attributable to acquisitions in the period	5,803	4,836	19,720	37,215
Percentage of revenues	4.4%	5.7%	4.9%	17.0%

Revenues from acquired companies exclude intercompany revenues from revenue synergies realized between business lines within operating segments, as these are eliminated at the consolidated segment and Company level. We expect our revenue growth to continue to be driven in significant part by acquisitions.

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of earn-out related contingent consideration related to acquisitions could be significant. The amount of each for the three and nine months ended September 30, was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Amortization expense	$8,936	$7,626	$25,938	$20,952
Acquisition-related costs	913	6	1,656	3,767
Fair value changes in business acquisitions contingent consideration	-	13,404	24,035	17,387

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made a $50.0 million earn-out payment in April 2021 (50.0% of which was paid in the form of shares of our common stock) and may make a future payment of up to $30.0 million in earn-out payments in 2022 in connection with our CTEH acquisition. In connection with our MSE, Vista and Sensible acquisitions, we may make up to $12.7 million in aggregate purchase price true up and earn-out payments between the years 2022 and 2025. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

Discontinued Service Lines

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations. During the first quarter of 2020, as part of this evaluation, we determined to scale back operations of our environmental lab in Berkeley, California, and to exit our non-specialized municipal water engineering service line and our food-waste biogas engineering service line, collectively, the Discontinued Service Lines. The factors underlying these decisions were accelerated and amplified by the COVID-19 pandemic, which for example, has made the collection of commercial food waste used in biodigesters less consistent and delayed the approval or initiation of certain projects dependent on municipal or state funding. As a part of discontinuing these service lines, a process which was completed in the second quarter of 2020, we eliminated select personnel and, in the first quarter of 2020, booked an additional bad debt reserve related to the increased uncertainty around the ability to collect on receivables related to these service lines. Revenues from our non-specialized municipal water engineering service line and our food-waste biogas engineering, which are included in the results of our Remediation and Reuse segment, were zero in the three and nine months ended September 30, 2021 and zero and $1.4 million in the three and nine months ended September 30, 2020, respectively. Revenues from our Berkeley lab, which are included in the results of our Measurement and Analysis segment, were zero during the three and nine months ended September 30, 2021 and zero and $2.4 million in the three and nine months ended September 30, 2020, respectively. We no longer generate any revenues from the Discontinued Service Lines.

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

Financing Costs

Financing costs, relating primarily to interest expense on our debt, continue to be a significant component of our results of operations. We incurred interest expense of $1.7 million and $11.2 million during the three and nine months ended September 30, 2021, respectively, and $3.0 million and $10.9 million during the three and nine months ended September 30, 2020, respectively.

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

On April 27, 2021, we entered into the 2021 Credit Facility and repaid all amounts outstanding under the 2020 Credit Facility. The 2021 Credit Facility consists of a $175.0 million term loan and a $125.0 million revolving credit facility. The interest rate on the 2021 Credit Facility varies depending on leverage, with a minimum of LIBOR plus 1.5% and a maximum of LIBOR plus 2.5%. We incurred debt extinguishment costs of $4.1 million in connection with this refinancing transaction.

As a result of the lower interest rates under the 2021 Credit Facility, we expect interest expense to be lower for the remainder of 2021 as compared to 2020 periods. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

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

Earnings Volatility

The acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster, and more recently, the benefit from COVID related work, which began in the third quarter of 2020 and has continued through September 30, 2021. Demand for COVID-19 related or environmental emergency response services provided by CTEH remain difficult to predict. As a result, we may have experienced revenues and earnings in the second half of 2020 and the nine months ended September 30, 2021 that are not indicative of future results, making those periods particularly difficult comparisons for future periods.

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	For the Three Months Ended September 30,
(in thousands, except per share and percentage data)	2021	2020
Statements of operations data:
Revenues	$132,578	$84,705
Cost of revenues (exclusive of depreciation and amortization)	85,242	51,828
Selling, general and administrative expense	30,499	24,442
Fair value changes in business acquisitions contingent consideration	—	13,404
Depreciation and amortization	11,471	9,740
Income (Loss) from operations	$5,366	$(14,709)
Other expense	(516)	(9,637)
Interest expense, net	(1,722)	(3,043)
Income (loss) before income taxes	3,128	(27,389)
Income tax expense	902	3,348
Net income (loss)	$2,226	$(30,737)
Accretion of Series A-1 redeemable preferred stock	—	(6,542)
Series A-1 deemed dividend	—	(24,341)
Series A-2 dividend payment	(4,100)	(2,870)
Net loss attributable to common stockholders	$(1,874)	$(64,490)
Weighted average number of shares — basic and diluted	26,220	21,554
Loss per share — basic and diluted	$(0.07)	$(2.99)
Other financial data:
Operating margin(1)	4.0%	(17.4)%
Adjusted EBITDA(2)	$21,487	$16,706
Adjusted EBITDA margin(2)	16.2%	19.7%

(1)	Operating margin represents loss from operations as a percentage of revenues.
(2)	Non-GAAP measure. See “—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the three months ended September 30, 2021, we had revenues of $132.6 million, an increase of $47.9 million, or 56.6% over the three months ended September 30, 2020. The period over period increase in revenues was driven by organic growth in our Assessment, Permitting and Response and Remediation and Reuse segments, and acquisitions completed subsequent to the quarter ended September 30, 2020, which contributed revenues of $11.9 million. As was the case in the prior year, all segments continue to be impacted by COVID-19 in 2021, however, in the current year, COVID-19 related project delays and other impacts were more than offset by COVID-19 response work in our Assessment, Permitting and Response segment from the acquisition of CTEH. Revenue from CTEH was $53.6 million in the three months ended September 30, 2021 compared to $22.6 million in the three months ended September 30, 2020. Revenue by segment and as a percentage of total revenues was as follows:

	Three Months Ended September 30,
	2021		2020
(revenue in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$63,412	47.8%	$26,593	31.4%
Measurement and Analysis	38,752	29.2	39,770	47.0
Remediation and Reuse	30,414	22.9	18,342	21.7
	$132,578		$84,705

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

For the three months ended September 30, 2021, cost of revenues was $85.2 million or 64.3% of revenues, and was comprised of direct labor of $37.0 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $32.3 million, field supplies, testing supplies and equipment rental of $9.7 million, project-related travel expenses of $4.0 million and other direct costs of $2.2 million.

For the three months ended September 30, 2020, cost of revenues was $51.8 million or 61.2% of revenues, and was comprised of direct labor of $31.0 million, outside services (including construction, laboratory, shipping and freight and other outside services) of $9.1 million, field supplies, testing supplies and equipment rental of $6.2 million, project-related travel expenses of $3.7 million and other direct costs of $1.8 million.

For the three months ended September 30, 2021, cost of revenues as a percentage of revenue increased 3.1% from the three months ended September 30, 2020, as a result of significantly higher outside service costs driven primarily by external lab expenses to support the increase in CTEH’s COVID-19 revenues. The increase was partially offset by lower labor as a percentage of revenue primarily attributable to a shift in roles and responsibilities of certain employees from providing direct field support to providing more specialized, multi-location overhead support functions (such as accounting, HR and management) as result of acquisitions and growth in our business. These changes in employee roles resulted in a decrease in labor costs recorded as cost of revenues and a corresponding increase in labor costs recorded as selling, general and administrative expense in the current quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the three months ended September 30, 2021, selling, general and administrative expense was $30.5 million, an increase of $6.1 million or 24.8% versus the three months ended September 30, 2020, of which $2.1 million was from selling, general and administrative expense pertaining to companies we acquired subsequent to the third quarter of 2020, public company related costs of $0.6 million, as well as the impact of the shift of employee roles and responsibilities as described above, and an increase in investments in corporate infrastructure (primarily sales and marketing, finance, administrative, IT, legal and human resources).

For the three months ended September 30, 2021, selling, general and administrative expense was comprised of indirect labor of $16.0 million, facilities costs of $3.7 million, stock-based compensation of $2.1 million, acquisition-related costs of $0.9 million, bad debt expense of $0.2 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $7.6 million.

For the three months ended September 30, 2020, selling, general and administrative expense was $24.4 million, and was comprised of indirect labor of $8.8 million, IPO-related costs of $6.4 million, facilities costs of $3.0 million, stock-based compensation of $0.9 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $5.3 million.

Fair Value Changes in Business Acquisitions Contingent Consideration

For the three months ended September 30, 2021, fair value changes in business acquisitions contingent consideration were immaterial versus $13.4 million for the three months ended September 30, 2020. This decrease was as a result of fair value adjustments for contingent considerations being immaterial for the three months ended September 30, 2021. See “Key Factors that Affect Our Business and Our Results—Acquisitions” and Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2021, was $11.5 million and was comprised of amortization of finite lived intangibles of $8.9 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $2.5 million.

Depreciation and amortization expense for the three months ended September 30, 2020, was $9.7 million and was comprised of amortization of finite lived intangibles of $7.6 million and depreciation of property and equipment of $2.1 million.

The increase in both depreciation and amortization for the three months ended September 30, 2021 versus the three months ended September 30, 2020, was primarily a result of acquisitions.

Other Expense

Other expense for the three months ended September 30, 2021 of $0.5 million was driven by fair value adjustments related to the Series A-2 preferred stock conversion option. Other expense of $9.6 million for the three months ended September 30, 2020 was driven primarily by fair value adjustments related to the Series A-1 preferred stock contingent put option, the Series A-2 preferred stock embedded derivative and the Series A-1 and A-2 preferred stock warrant options.  See Notes 12, 16 and 17 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the three months ended September 30, 2021, was $1.7 million, compared to $3.0 million for the three months ended September 30, 2020. The decrease in interest expense was driven by lower average interest rates under the 2021 Credit Facility compared to the 2020 Credit Facility. See “Key Factors that Affect Our Business and Our Results—Financing Costs” and Note 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

Income tax expense was $0.9 million during the three months ended September 30, 2021, compared to income tax expense of $3.3 million for the three months ended September 30, 2020.

Nine months Ended September 30, 2021 Compared to the Nine months Ended September 30, 2020

	For the Nine Months Ended September 30,
(in thousands, except per share and percentage data)	2021	2020
Statements of operations data:
Revenues	$402,619	$219,502
Cost of revenues (exclusive of depreciation and amortization)	272,662	142,115
Selling, general and administrative expense	82,865	64,810
Fair value changes in business acquisitions contingent consideration	24,035	17,387
Depreciation and amortization	33,145	27,084
Loss from operations	$(10,088)	$(31,894)
Other expense	(1,909)	(17,534)
Interest expense, net	(11,208)	(10,896)
Loss before income taxes	(23,205)	(60,324)
Income tax expense (benefit)	648	(1,563)
Net loss	$(23,853)	$(58,761)
Accretion of Series A-1 redeemable preferred stock	—	(17,601)
Series A-1 deemed dividend	—	(24,341)
Series A-2 dividend payment	(12,300)	(2,870)
Net loss attributable to common stockholders	$(36,153)	$(103,573)
Weighted average number of shares— basic and diluted	25,798	13,669
Loss per share— basic and diluted	$(1.40)	$(7.58)
Other financial data:
Operating margin(1)	(2.5)%	(14.5)%
Adjusted EBITDA(2)	$59,249	$36,157
Adjusted EBITDA margin(2)	14.7%	16.5%

(1)	Operating margin represents loss from operations as a percentage of revenues.
(2)	Non-GAAP measure. See “—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the nine months ended September 30, 2021, we had revenues of $402.6 million, an increase of $183.1 million, or 83.4% over the nine months ended September 30, 2020. Excluding revenues from Discontinued Service Lines of zero and $3.8 million in the nine months ended September 30, 2021 and September 30, 2020, respectively, revenues increased $186.9 million or 86.6%. The period over period increase in revenues was driven by a full nine-month period including the results of CTEH, which was acquired in the second quarter of 2020, and acquisitions completed after the quarter ended September 30, 2020, which contributed $19.7 million in revenues during the nine months ended September 30, 2021, and organic growth, including significant organic growth from CTEH. As was the case in the prior year, all segments continue to be impacted by COVID-19 in 2021, however, in the current year, COVID-19 related project delays and other impacts were more than offset by COVID-19 response work in our Assessment, Permitting and Response segment from the acquisition of CTEH. Revenues from CTEH were $190.1 million in the nine months ended September 30, 2021 as compared to $37.2 million in the nine months ended September 30, 2020. Revenue by segment and as a percentage of total revenues was as follows:

	Nine Months Ended September 30,
	2021		2020
(revenue in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$209,379	52.0%	$49,768	22.7%
Measurement and Analysis	111,309	27.6	113,130	51.5
Remediation and Reuse	81,931	20.3	56,604	25.8
	$402,619		$219,502

See “—Segment Results of Operations” below.

Cost of Revenues

For the nine months ended September 30, 2021, cost of revenues was $272.7 million or 67.7% of revenues, and was comprised of direct labor of $109.3 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $115.2 million, field supplies, testing supplies and equipment rental of $27.9 million, project-related travel expenses of $12.8 million and other direct costs of $7.4 million.

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

For the nine months ended September 30, 2021, cost of revenues as a percentage of revenue increased 3.0% from the nine months ended September 30, 2020, as a result of significantly higher outside service costs driven primarily by external lab expenses to support the increase in CTEH’s COVID-19 revenues. The increase was partially offset by lower labor as a percentage of revenue primarily attributable to a shift in roles and responsibilities of certain employees from providing direct field support to providing more specialized, multi-location overhead support functions (such as accounting, HR and management) as result of acquisitions and growth in our business. These changes in employee roles resulted in a decrease in labor costs recorded as cost of revenues and a corresponding increase in labor costs recorded as selling, general and administrative expense in the current year.

Selling, General and Administrative Expense

For the nine months ended September 30, 2021, selling, general and administrative expense was $82.9 million, an increase of $18.1 million or 27.9% versus the nine months ended September 30, 2020, of which $4.0 million was from selling, general and administrative expense pertaining to companies we acquired at the end of, and subsequent to the third quarter of 2020, an increase of public company related costs of $2.3 million, and increase in stock-based compensation expense of $3.1 million as well as the impact of the shift of employee roles and responsibilities as described above, and an increase in investments in corporate infrastructure (primarily sales and marketing, finance, administrative, IT, legal and human resources). These increases were partially offset by a decrease in bad debt of $5.6 million, primarily related to the Discontinued Service Lines and a decrease in acquisition related costs of $1.7 million.

For the nine months ended September 30, 2021, selling, general and administrative expense was comprised of indirect labor of $43.2 million, facilities costs of $10.7 million, stock-based compensation of $5.4 million, acquisition-related costs of $2.1 million, bad debt expense of $0.8 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $20.7 million.

For the nine months ended September 30, 2020, selling, general and administrative expense was $64.8 million, and was comprised of indirect labor of $30.0 million, facilities costs of $8.8 million, IPO-related costs of $6.9 million, stock-based compensation of $2.3 million, acquisition-related costs of $3.8 million, bad debt expense of $6.4 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $6.6 million.

Fair Value Changes in Business Acquisitions Contingent Consideration

For the nine months ended September 30, 2021, fair value changes in business acquisitions contingent consideration were $24.0 million versus $17.4 million for the nine months ended September 30, 2020. The majority of the change in value in both periods was attributable to the achievement and expected achievement of the maximum 2020 and 2021 CTEH earn-outs, respectively. See “Key Factors that Affect Our Business and Our Results—Acquisitions” and Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2021, was $33.1 million and was comprised of amortization of finite lived intangibles of $25.9 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $7.2 million.

Depreciation and amortization expense for the nine months ended September 30, 2020, was $27.1 million and was comprised of amortization of finite lived intangibles of $21.0 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $6.1 million.

The increase in both depreciation and amortization for the nine months ended September 30, 2021 versus the nine months ended September 30, 2020, was primarily a result of acquisitions.

Other Expense

Other expense for the nine months ended September 30, 2021 of $1.9 million was driven by fair value adjustments related to the Series A-2 preferred stock conversion option. Other expense of $17.5 million for the nine months ended September 30, 2020 was driven primarily by fair value adjustments related to the Series A-1 preferred stock contingent put option, the Series A-2 preferred stock embedded derivative and the Series A-1 and A-2 preferred stock warrant options.  See Notes 12, 16 and 17 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the nine months ended September 30, 2021, was $11.2 million, compared to $10.9 million for the nine months ended September 30, 2020. The increase in interest expense was driven by an increase in write-off of deferred debt issuance costs and higher outstanding debt balances, partially offset by lower average interest rates under the 2021 Credit Facility. Interest expense in the nine months ended September 30, 2021 includes $3.1 million from the write off of deferred debt issuance costs related to the repayment of our 2020 Credit Facility in April, 2021, whereas interest expense in the nine months ended September 30, 2020 includes $1.4 million expense from both payments made and the write off of deferred debt issuance costs related to the repayment of the Prior Credit Facility. See Note 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense (Benefit)

Income tax expense was $0.6 million during the nine months ended September 30, 2021, compared to an income tax benefit of ($1.6) million for the nine months ended September 30, 2020.

Segment Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30,
	2021			2020
(in thousands)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$63,412	$15,719	24.8%	$26,593	$8,230	30.9%
Measurement and Analysis	38,752	8,283	21.4	39,770	11,226	28.2
Remediation and Reuse	30,414	5,472	18.0	18,342	2,012	11.0
Total Operating Segments	$132,578	$29,474	22.2%	$84,705	$21,468	25.3%
Corporate and Other		(7,987)	n/a		(4,762)	n/a

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

Revenues

Assessment, Permitting and Response segment revenues for the three months ended September 30, 2021 were $63.4 million, compared to $26.6 million for the three months ended September 30, 2020. The increase was driven by the performance of CTEH in the third quarter of 2020, which benefited from greater COVID-19 related response work, as well as revenues of $5.7 million from the acquisition of Environmental Intelligence on July 1, 2021. CTEH revenues were $53.6 million in the three months ended September 30, 2021 compared to $22.6 million in the three months ended September 30, 2020.

Measurement and Analysis segment revenues for the three months ended September 30, 2021 were $38.8 million, a decrease of $1.0 million or 2.5% compared to revenues for the three months ended September 30, 2020 of $39.8 million. The decrease was driven primarily by postponements of certain projects to the fourth quarter, partially offset by revenues of $1.9 million from the acquisition of Vista on June 3, 2021.

Remediation and Reuse segment revenues for the three months ended September 30, 2021 were $30.4 million, an increase of $12.1 million or 66.1% compared to revenues for the three months ended September 30, 2020 of $18.3 million, primarily driven by growing demand for PFAS treatment, remediation and waste-to-energy services and includes $4.2 million from the acquisition of MSE, which closed on January 4, 2021.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $15.7 million for the three months ended September 30, 2021, compared to $8.2 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and September 30, 2020, Segment Adjusted EBITDA margin was 24.8% and 30.9%, respectively. The increase in Segment Adjusted EBITDA was a result of increased revenues. The decline in Segment Adjusted EBITDA margin was as a result of lower margin COVID response work performed by CTEH in the current year.

Measurement and Analysis Segment Adjusted EBITDA for the three months ended September 30, 2021 was $8.3 million, a decrease of $2.9 million compared to Segment Adjusted EBITDA for the three months ended September 30, 2020 of $11.2 million. For the three months ended September 30, 2021 Segment Adjusted EBITDA margin was 21.4% compared to 28.2% for the three months ended September 30, 2020. The decline in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily a result of business mix and the reversal of cost mitigation measures taken into the prior year in response to COVID-19.

Remediation and Reuse Segment Adjusted EBITDA for the three months ended September 30, 2021 was $5.5 million, an increase of $3.5 million compared to Segment Adjusted EBITDA for the three months ended September 30, 2020 of $2.0 million. For the three months ended September 30, 2021 Segment Adjusted EBITDA margin was 18.0% compared to 11.0% in the three months ended September 30, 2020. The increase in both Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of higher revenues.

Corporate and other costs were $8.0 million for the three months ended September 30, 2021 compared to $4.8 million for the three months ended September 30, 2020. The cost increase was primarily driven by public company related costs, higher software costs and higher sales and marketing costs.

Nine months Ended September 30, 2021 Compared to the Nine months Ended September 30, 2020

	Nine Months Ended September 30,
	2021			2020
(in thousands)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$209,379	$46,379	22.2%	$49,768	$14,665	29.5%
Measurement and Analysis	111,309	22,634	20.3	113,130	30,422	26.9
Remediation and Reuse	81,931	12,262	15.0	56,604	6,495	11.5
Total Operating Segments	$402,619	$81,275	20.2%	$219,502	$51,582	23.5%
Corporate and Other		(22,026)	n/a		(15,425)	n/a

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

Revenues

Assessment, Permitting and Response segment revenues for the nine months ended September 30, 2021 were $209.4 million, compared to $49.8 million for the nine months ended September 30, 2020. The increase was driven by the acquisition of CTEH in the second quarter of 2020, which expanded our product portfolio and our scientific and technical advisory services footprint and revenue of $5.7 million from the acquisition of Environmental Intelligence. CTEH benefited from greater COVID-19 related response work performed in the full 2021 period as compared to only a portion of the prior year following the acquisition.

Measurement and Analysis segment revenues for the nine months ended September 30, 2021 were $111.3 million, a decrease of $1.8 million or 1.6% compared to revenues for the nine months ended September 30, 2020 of $113.1 million. The decrease was driven by a decline in revenues from Discontinued Service Lines and the timing of projects, partially offset by revenues of $2.3 million from the acquisition of Vista. Revenues from Discontinued Service Lines in the Measurement and Analysis segment were zero and $2.4 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Remediation and Reuse segment revenues for the nine months ended September 30, 2021 were $81.9 million, an increase of $25.3 million or 44.7% compared to revenues for the nine months ended September 30, 2020 of $56.6 million. This increase was primarily driven by organic growth and $11.6 million from the acquisition of MSE, partially offset by the loss of revenues from the Discontinued Service Lines. Revenues from Discontinued Service Lines were $1.4 million for the nine months ended September 30, 2020.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $46.4 million for the nine months ended September 30, 2021, compared to $14.7 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and September 30, 2020, Segment Adjusted EBITDA margin was 22.2% and 29.5%, respectively. The increase in Segment Adjusted EBITDA was primarily a result of the acquisition of CTEH in April of 2020 and higher revenues in the second and third quarters of 2021. The decline in Segment Adjusted EBITDA margin is as a result of an increase in lower margin COVID response work performed by CTEH in the current year.

Measurement and Analysis Segment Adjusted EBITDA for the nine months ended September 30, 2021 was $22.6 million, a decrease of $7.8 million compared to Segment Adjusted EBITDA for the nine months ended September 30, 2020 of $30.4 million. For the nine months ended September 30, 2021 Segment Adjusted EBITDA margin was 20.3% compared to 26.9% for the nine months ended September 30, 2020. The decline in Segment Adjusted EBITDA was primarily a result of business mix and the reversal of cost mitigation measures taken in the prior year in response to COVID-19.

Remediation and Reuse Segment Adjusted EBITDA for the nine months ended September 30, 2021 was $12.3 million, an increase of $5.8 million compared to Segment Adjusted EBITDA for the nine months ended September 30, 2020 of $6.5 million. For the nine months ended September 30, 2021 Segment Adjusted EBITDA margin was 15.0% compared to 11.5% in the nine months ended September 30, 2020. The increase in both Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily a result of higher revenues.

Corporate and other costs were $22.0 million for the nine months ended September 30, 2021 compared to $15.4 million for the nine months ended September 30, 2020. The cost increase was primarily driven by public company related costs, higher software costs, higher sales and marketing costs and continued investment in corporate support functions to support higher revenues.

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

Our principal sources of liquidity have been borrowings under our current and prior credit facilities, other borrowing arrangements, proceeds from the issuance of common and preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, other prior secured and unsecured borrowings and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, the CTEH acquisition agreement includes an earn-out provision that provides for the payment of contingent consideration based on CTEH’s 2021 results in an aggregate amount not to exceed $30.0 million, with the earn-out payment equal to a specified multiple of CTEH’s EBITDA for 2021 in excess of a specified target. Any payment in respect of 2021 will be payable in cash. We may also be required to make up to $12.7 million in aggregate true up and earn-out payments between the years 2022 and 2025 in connection with the acquisitions of MSE, Vista and Sensible. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$13,708	$(3,877)
Net cash used in investing activities	(50,688)	(176,840)
Net cash provided by financing activities	17,748	212,167
Change in cash, cash equivalents and restricted cash	$(19,232)	$31,450

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the nine months ended September 30, 2021, net cash provided by operating activities was $13.7 million compared to net cash used in operating activities of $3.9 million for the nine months ended September 30, 2020. Cash used in operations includes payment of contingent consideration of $15.5 million and $6.4 million in the nine months ended September 30, 2021 and September 30, 2020, respectively. Excluding payment of contingent consideration, cash provided by operating activities was $29.2 million, compared to cash provided by operating activities of $2.5 million in the prior year, an increase of $26.7 million. The period-over-period increase was primarily due to higher year-to-date earnings before contingent consideration payments and non-cash items, including provision for bad debt, depreciation and amortization, stock-based compensation expense, fair value changes in embedded derivatives, fair value changes in business acquisitions contingent consideration, deferred income taxes and debt extinguishment costs of $34.7 million, as well as cloud computing costs of $2.4 million in the prior year. These increases were partially offset by a higher increase in working capital in the current year of $17.6 million versus an increase in working capital in the prior year of $7.8 million.

Working capital increased by $17.6 million in the nine months ended September 30, 2021, primarily due to an increase in accounts receivable and contract assets of $12.5 million (as a result of significantly higher revenues in the three months ended September 30, 2021 when compared to the three months ended December 31, 2020), an increase in prepaid expenses and other current assets of $1.8 million, and lower accounts payable and other accrued liabilities of $3.4 million. The increase in working capital of $7.8 million in the nine months ended September 30, 2020, was driven by an increase in accounts receivable and contract assets of $7.7 million, lower accounts payable and other accrued liabilities of $4.8 million and higher prepaid expenses and other current assets of $1.3 million, partially offset by higher, accrued payroll and benefits of $6.1 million.

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $50.7 million, primarily driven by cash paid for the acquisitions of MSE, Vista, EI and Sensible, net of cash acquired, of $36.5 million, as well as payment of assumed purchase price obligations of $8.6 million, and purchases of property and equipment for cash consideration of $5.4 million.

For the nine months ended September 30, 2020, net cash used in investing activities was $176.8 million, primarily driven by cash paid for the acquisition of CTEH, net of cash acquired, of $170.7 million, as well as purchases of property and equipment for cash consideration of $5.4 million.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $17.7 million. Cash provided by financing activities was driven by borrowings under the 2021 Credit Facility, consisting of $175.0 million under the term loan and $37.0 million under the revolver, and proceeds received from the exercise of stock options of $6.0 million, partially offset by the use of proceeds from the 2021 Credit Facility to repay the $213.4 million outstanding under the 2020 Credit Facility, the payment of the quarterly dividend on the Series A-2 preferred stock of $12.3 million, the payment of acquisition-related contingent consideration of $9.6 million, and the repayment of finance leases of $1.9 million.

For the nine months ended September 30, 2020, net cash provided by financing activities was $212.2 million. Cash provided by financing activities was driven by IPO proceeds, net of underwriting fees, of $161.3 million, borrowings under the 2020 Credit Facility, consisting of $175.0 million under the term loan and $25.0 million under the revolver, as well as net proceeds of $173.7 million from the issuance of the Series A-2 preferred stock. Proceeds from the IPO were used primarily to repay the $131.8 million Series A-1 preferred stock (along with the issuance of shares of common stock), as well as to pay IPO offering costs of $2.9 million. Proceeds from the 2020 Credit Facility were used primarily to repay the $177.5 million outstanding under the Prior Credit Facility, whereas proceeds from the issuance of the Series A-2 preferred stock were used to finance the acquisition of CTEH. Cash from financing activities was also used to repay the $25.0 million outstanding revolver balance and to make payments of acquisition-related contingent consideration of $6.0 million, term loan amortization payments of $1.3 million and $0.5 million related to our Prior Credit Facility and current 2020 Credit Facility, respectively, the payment of debt issuance and debt extinguishment costs of $5.2 million and the payment of the third quarter dividend on the Series A-2 preferred stock of $2.9 million.

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

Our obligations under the 2021 Credit Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The 2021 Credit Facility includes a number of covenants imposing certain restrictions on our business, including, among other things, restrictions on our ability to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and repurchase or make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions. The 2021 Credit Facility also includes financial covenants requiring us to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the quarter ending December 31, 2022 through and including the quarter ending September 30, 2023 and then to 3.75 times beginning with the quarter ending December 31, 2023 (provided that, subject to certain requirements, the maximum net leverage ratio may be increased by 0.50:1.00, not to exceed 4.25:1.00, for a period of four consecutive fiscal quarters in connection with certain permitted acquisitions), and a minimum fixed charge coverage ratio of 1.25 times. As of September 30, 2021, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 2.8 times. Pro forma for the follow-on equity offering in October 2021, the total leverage ratio was 0.8 times. The calculation of the Company’s consolidated total leverage ratio under the 2021 Credit Facility is consistent with the calculation of the consolidated total leverage ratio under the 2020 Credit Facility. The weighted average interest rate on the 2021 Credit Facility as of September 30, 2021 was 2.1%. We were in compliance with all applicable covenants under the 2021 Credit Facility as of September 30, 2021.

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

The term loan began amortizing quarterly with fiscal quarter ending September 30, 2020, with a required repayment of (a) $0.5 million for fiscal quarter ending September 30, 2020 and each other fiscal quarter through and including June 30, 2021, (b) $1.1 million for fiscal quarter ending June 30, 2021 and each other fiscal quarter through and including September 30, 2022, and (c) $1.6 million for each fiscal quarter ending thereafter.

The 2020 Credit Facility also contained financial covenants requiring us to remain below a maximum consolidated total leverage ratio of 4.25 times, which stepped down to 4.00 times beginning December 31, 2021 and then to 3.75 times beginning December 31, 2022, and a minimum consolidated fixed charge coverage ratio of 1.25 times. As of September 30, 2020, the Company’s leverage ratio, which included the impact of contingent consideration payable in cash, was 2.89 times. The weighted average interest rate on the 2020 Credit Facility as of September 30, 2020 was 6.0%. We were in compliance with all applicable covenants under the 2020 Credit Facility as of September 30, 2020.

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

All amounts outstanding under the Prior Credit Facility were repaid on April 13, 2020 with proceeds from the 2020 Credit Facility.

See Note 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Series A-1 Preferred Stock

On October 19, 2018, we issued 12,000 shares of our Series A-1 preferred stock. The Series A-1 preferred stock accrued dividends quarterly at an annual rate of 15.0% with respect to any dividends paid in cash and at an annual rate of 14.2%, compounded quarterly with respect to dividends that are accrued. In the event of a redemption, a holder was guaranteed a minimum of either two or three years of dividends depending on the nature of the redemption. Prior to redemption, we were subject to a maximum consolidated total leverage ratio, including the outstanding principal and accrued dividend on the Series A-1 preferred stock, of 10.0 times as of the end of any fiscal quarter until maturity.

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

Subsequent Event

In addition, in October 2021, the Company raised net proceeds of $169.8 million in a follow-on offering of common stock (See Note 23 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”.

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

The following is a reconciliation of our net income (loss) to Adjusted EBITDA:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$2,226	$(30,737)	$(23,853)	$(58,761)
Interest expense	1,722	3,043	11,208	10,896
Income tax expense (benefit)	902	3,348	648	(1,563)
Depreciation and amortization	11,471	9,740	33,145	27,084
EBITDA	$16,321	$(14,606)	$21,148	$(22,344)
Stock-based compensation (1)	2,365	1,149	6,587	3,439
Start-up losses and investment in new services (2)	1,186	602	3,276	1,283
Acquisition costs (3)	913	6	1,656	3,767
Fair value changes in financial instruments (4)	531	9,710	1,651	17,492
Expenses related to financing transactions (5)	—	—	50	277
Fair value changes in business acquisitions contingent consideration (6)	—	13,404	24,035	17,387
Short term purchase accounting fair value adjustment to deferred revenue (7)	—	—	—	243
IPO expense (8)	—	6,378	—	6,908
Discontinued service lines and closing of Berkley lab (9)	—	30	—	7,526
Other losses and expenses(10)	171	33	846	179
Adjusted EBITDA	$21,487	$16,706	$59,249	$36,157

(1)	Represents non-cash stock-based compensation expenses related to option awards issued to employees and restricted stock grants issued to directors.
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

(7)	Purchase accounting fair value adjustment to deferred revenue represents the impact of the fair value adjustment to the carrying value of deferred revenue as of the date of acquisition of ECT2.
(8)	Represents expenses incurred by us to prepare for our initial public offering, as well as costs from IPO-related bonuses.
(9)	Represents losses from the Discontinued Service Lines and the Berkeley lab.
(10)	Represents non-operational charges incurred as a result of lease abandonments and non-capitalizable costs related to the implementation of a new ERP and net of insurance gains.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked against LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2021, a 1.0% increase in interest rates would increase annual income (loss) before income taxes by approximately $2.1 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 1, 2021, we issued 43,100 shares of common stock as partial consideration for the acquisition of EI. The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

On August 2, 2021, we issued 19,638 shares of common stock as partial consideration for the acquisition of Sensible.  The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith.
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

Montrose Environmental Group, Inc.

Date: November 10, 2021	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer