Form 10-K
period 2021-12-31
Montrose Environmental Group, Inc.
filed 2022-03-01
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2021, the last day of the Registrant’s second fiscal quarter, based on the closing price of $53.66 of the Registrant’s common stock on The New York Stock Exchange on such date, was $1.4 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 24, 2022 was 29,673,237.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results or outcomes may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. “Risk Factors.” Further, many of these factors are, and may continue to be, amplified by the COVID-19 pandemic. Additional factors or events that could cause our actual results or outcomes to differ may also emerge from time to time, and it is not possible for us to predict all of them. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results or outcomes may vary in material respects from what we may have expressed or implied by any forward-looking statement and, therefore, you should not regard any forward-looking statement as a representation or warranty by us or any other person that we will successfully achieve the expectation, plan or objective expressed in such forward-looking statement in any specified time frame, or at all. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

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

PART I

Item 1. Business.

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. Today, we have emerged as one of the fastest growing companies in a highly fragmented and growing $1.3 trillion global environmental industry.

We service complex and often non-discretionary environmental needs of our diverse clients across our three business segments: Assessment, Permitting and Response; Measurement and Analysis; and Remediation and Reuse. Examples of our services include:

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

Innovation is core to our strategy. The world’s environmental challenges continue to grow in number, scope and complexity, and mounting public pressure and regulatory changes continue to drive demand for better information and solutions. We focus on innovation in order to improve the quality of information we can provide to clients (such as more accurately measuring methane and greenhouse gas emissions or identifying variations of Per- and polyfluoroalkyl substances, or PFAS, in water) and provide better solutions to their environmental needs (such as the efficient removal of PFAS from contaminated water). We intend to continue innovating by investing in research, development, software development, and technology (directly and through strategic partnerships) to develop better solutions for our clients. We believe these investments—together with our investments in geographic expansion, sales and marketing initiatives, environmental service offerings and strategic acquisitions—will continue to distinguish us in the marketplace.

Our revenue and earnings are highly resilient. We are not dependent upon any single service, product, political approach or regulatory framework. We also serve a diverse set of over 5,400 clients across a wide variety of end markets and geographies within the private and public sectors. Funding for our services is typically non-discretionary given regulatory drivers and public health concerns. As a result, our business is positioned to be less susceptible to political and economic cycles.

Our financial success is driven by both strong organic and acquisition-driven growth. Our total revenue growth for the full year 2021 was 66% of which 10% was due to acquisitions completed in 2021 and 21% was due to revenue from CTEH in the first quarter of 2021 (CTEH was acquired on April 1, 2020). Including organic revenue growth from CTEH, our environmental response business, our organic revenue growth for the year ended December 31, 2021 was 37%. Excluding CTEH, our organic revenue growth was 17% in the year ended December 31, 2021. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Key Factors that Affect our Business and Results—Organic Growth.” In addition, our acquisitions of selected environmental services firms have expanded our geographic reach and service offerings.

Our environmental focus and reputation have enabled us to attract and retain some of the most highly sought-after employees in our industry. These employees have contributed to our organic growth, differentiated brand, reputation and culture.

We have experienced strong growth over the past several years. Our revenue increased from $114.8 million in 2016 to $546.4 million in 2021, representing a 37% compound annual growth rate, or CAGR. Over the same period, we had a net loss of $8.9 million and $25.3 million in 2016 and 2021, respectively, and our adjusted EBITDA increased from $7.3 million in 2016 to $77.6 million in 2021, representing a CAGR of 60%. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Our approach has allowed us to successfully and consistently scale our business, and we believe we are well positioned to continue our trajectory and market leadership as we address the growing environmental needs of our clients and communities.

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

Global Environmental Industry is Large and Growing

According to data derived from a 2021 Environmental Industry Study prepared by Environmental Business International, Inc., or EBI, which we commissioned, the global environmental industry is estimated to be approximately $1.3 trillion, with $428 billion concentrated in the United States. According to EBI, this $428 billion U.S. environmental market is expected to grow at a CAGR of 2.4% per year from 2021 through 2024. Positive growth is expected across all environmental sectors in the global market.

Public Demands, Industrial Activity, Climate Change and Regulations Each Increase Need for Environmental Services

Heightened public awareness and increasing stakeholder demand for environmental sustainability has increased the need and demand for environmental services. Many companies around the world have implemented initiatives on Sustainability and Corporate Social Responsibility, or CSR, and Environmental, Social and Governance, or ESG, making environmental impact a core factor in many business decisions. These initiatives are often focused on managing potential future risks, as opposed to past emphasis on regulatory compliance.

Steady increases in industrial activity and infrastructure investment, and the regulations underpinning these activities, are also driving demand for environmental services. In addition, environmental disruptions caused by climate change or aging infrastructure drive demand for environmental services. Infrastructure investments and environmental emergency responses often require substantial assessments, planning and/or permitting services in addition to environmental testing or remediation services. Testing and monitoring are typically recurring processes driven by regulations throughout the industrial production process.

In addition to current regulations, future regulatory changes may also drive demand for additional or different environmental services. In the United States, Canada, Australia and Europe, the federal, state, provincial and local regulations targeting air and water quality management, waste and contaminated soil management or reductions in greenhouse gas emissions, each of which drives portions of our business, have been implemented over many decades, and are subject to change.

We expect these trends to continue and to spur future growth in the environmental services industry.

The Environmental Services Industry is Highly Fragmented and Complex

According to EBI, thousands of firms operate in many of the markets in which we operate. Several larger firms provide environmental services as a part of their broader product portfolio. However, much of the industry is served by small firms that provide limited service offerings addressing specific regulations and geographies. It is difficult for small firms to expand given the technical expertise, accreditations and licenses necessary to serve a broad array of clients and industries across geographies and service lines. These dynamics create significant barriers to entry in our industry.

As clients increasingly focus on environmental solutions to address their impact on the environment, we believe they value environmental solutions providers with scale, technology and broad service capabilities. Providers able to address the full lifecycle of environmental concerns and needs, particularly for companies and organizations with multi-jurisdictional footprints subject to complex regulatory frameworks and impacts across environmental media (e.g., air, water and soil) will continue to enjoy competitive advantages.

Competitive Strengths

We are a leading global brand focused on environmental services with a resilient revenue base anchored on long-term client relationships. Our focus on innovation, our ability to acquire and integrate leading companies, our highly accredited businesses and our experienced and credentialed team provide our clients with quality solutions and create significant barriers to entry. Our competitive strengths include:

Resilient Revenue Across Political and Economic Cycles

Our revenues are largely resilient over political cycles primarily because our business is not dependent on any one industry, geography or regulatory framework. We have a diversified client and geographic footprint, and we often help clients comply with multiple regulatory frameworks. As a result, we are often insulated from major shifts in individual federal, state, provincial and local regulations. While federal governments set certain minimum standards, many state, provincial or local policies are more stringent. In addition, state, provincial and local governments often define how environmental standards will be met or implemented. These different levels of government often serve as counterweights to each other and minimize the risk and impact of sudden shifts in policy.

We believe our diverse portfolio of services and end markets also positions us to be resilient across economic cycles. For example, clients use our services when launching development projects, while maintaining ongoing operations, when decommissioning operations, and when remediating the release of contaminants into air, water or soil. These client activities can occur at different times for different industries, regardless of economic cycles. In addition, many of our service offerings are typically non-discretionary and our projects often create significant economic value for our clients (in the form of reduced liability, cost savings or revenue streams), further incentivizing the continued use of our services. Furthermore, community demands, such as those for PFAS-free water or better air quality monitoring in disadvantaged communities surrounding industrial facilities, continue regardless of political or economic cycles. As another example, during the COVID-19 shelter-in-place orders, most of our services were deemed essential and continued to be requested by clients. Though there were some delays in the scheduling of certain services due to travel restrictions or social distancing requirements, primarily in the second quarter of 2020, the environmental and/or regulatory implications of not completing environmental projects has resulted in a resilient demand for our services.

Including revenues generated by CTEH, whose clients do not necessarily recur each year due to the emergency response nature of their services, clients generating over 86% of our revenue in the fiscal year ended December 31, 2020 repeated in the fiscal year ended December 31, 2021. Excluding revenues generated by CTEH, clients generating over 90% of revenue in the fiscal year ended December 31, 2020 repeated in the fiscal year ended December 31, 2021. Similarly, clients generating over 90% of revenue in the fiscal year ended December 31, 2019 repeated in the fiscal year ended December 31, 2020.

Long-term Relationships Across a Large and Diversified Client Base

We currently serve over 5,400 clients. We have long-standing relationships with a number of Fortune 1000 companies and government entities, and our legacy acquired businesses have been operating for as long as a century.

We provide services to our largest clients across multiple projects and/or multiple locations, and the number of services we provide to these clients varies from one project per year to several dozen projects per year. With the exception of CTEH, whose environmental response business may at times experience higher customer concentration levels based on the severity, duration and outcome of certain types of environmental emergencies for which we provide response services, our revenues are not dependent on any one single client or industry. In fiscal year ended December 31, 2021, our largest client represented approximately 10% of revenue, with those revenues being generated by more than 20 separate projects. Further, the Media industry, the industry from which we generated the most revenue in 2021 represented 32% of total revenue, with the majority of revenue in that industry derived from COVID-19 related work performed by CTEH. Excluding CTEH, no single industry comprised more than 19% of revenue.

For the fiscal year ended December 31, 2021, approximately 90% of our 2021 revenues were generated from the private sector and approximately 10% from the public sector.

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

In fiscal year 2021, our Research and Development team was awarded four patents related to water treatment technology.  In addition, with the acquisition of SensibleIoT in the summer of 2021, our software and environmental sensor connectivity platform targeting air and water quality continued to advance.

Significant Scale with Global Reach

Clients value our ability to provide coordinated, diversified services across many geographies, including domestic and international geographies that reach beyond our approximately 80 locations. Through our strategic acquisitions and targeted recruiting, we have achieved a scale that combines knowledge of local environments and regulations with global reach, which positions us to win and execute our projects globally. As a result, we expect to continue to capture market share.

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

Proven Ability to Identify, Execute and Integrate Acquisitions

We have acquired and integrated over 60 businesses over the last nine years, and we intend to continue selectively acquiring companies in our industry. Key characteristics of past and expected acquisition targets include quality management teams, complementary services, access to differentiated technologies and extension of our geographic reach.

We believe we add value to the businesses we acquire by introducing a culture focused on teamwork and innovation, and by providing superior operating discipline. As a result of our focus on integration, our acquired businesses typically begin contributing to our organic growth after the first year following acquisition. Post-acquisition performance is typically driven by revenue synergies as demonstrated by our consistent organic revenue growth.

We maintain a robust acquisition pipeline primarily driven by word of mouth and existing relationships. As we have to-date, we intend to continue acquiring businesses at disciplined valuation levels. We believe our approach to acquisitions will enable us to continue creating substantial value for all our stakeholders.

Experienced Management Team Coupled with a Team-Centric Culture

Our leadership and culture define who we are. Our senior leadership team includes industry pioneers who have led a number of industry organizations and are considered among the foremost experts in the environmental services industry. The average tenure of our operational leadership in the environmental industry is more than 25 years. Our key executives and board members also have extensive experience in growing businesses both organically and through acquisitions.

Our management and employees share a passion for the environment and a compassion for each other. We again received the National Safety Council Award in 2021 in recognition of our excellence in safety across our business. In addition, our employees’ dedication to supporting each other has led to the establishment of The Montrose Community Foundation, a non-profit organization formed and operated by our employees for the benefit of our employees. Through its volunteer board, The Montrose Community Foundation uses employee donations to provide resources to our employees in times of need. Our employees’ dedication of personal time and resources solely for the benefit of their colleagues exemplifies our team-oriented culture.

We believe it is our strong management team and our culture that enables us to attract and retain our exceptional talent.

Growth Strategies

Our goal is to become a global leader in the growing environmental services industry. We expect to continue growing organically by maintaining and expanding existing client relationships, developing new client relationships and investing in sales and marketing infrastructure. We also expect to continue growing by strategically acquiring companies in our highly fragmented industry. Our proven ability to recruit and retain industry leaders and innovators across all our business segments will further contribute to our growth. We believe these growth strategies position us well to capture market share from competitors and accelerate beyond our industry’s attractive growth profile.

Continue Organic Growth

•

Expand existing local relationships into national and international relationships: Many of our clients have a broad national and international presence. Historically, these clients have often managed their environmental programs locally using regional service providers. However, these clients often have a desire to minimize the number of vendors they work with and standardize their programs across geographies, which requires their environmental services providers to have the scale, reach and capabilities to match their footprint. Meeting this need is challenging for many in our industry given their regional focus and limited service offerings. Our geographic reach, strong relationships and reputation for quality enable us to address our clients’ ever-growing and diverse needs in a way most of our regional competitors cannot. As a result, we have generated many intra-client referrals and won new business with existing clients in geographies historically served by competitors. We intend to continue to expand into new geographies where our existing clients operate.
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

•

Provide sales training and deploy a targeted sales team to drive growth and acquire new clients: We are investing in our dedicated sales capabilities and intend to continue these efforts. We are providing sales and account management training to our technical practitioners, investing in customer relationship management systems and building sector-specific sales teams to help identify new clients and capture market share from competitors. We believe a targeted investment in sales and marketing will help facilitate cross selling across our products and geographies, and support ongoing market share capture within each individual environmental service.

•

Build Montrose brand awareness and marketing strategy: We believe we are uniquely positioned to capitalize on the growing demand for environmental solutions. We continue to expand and centralize our marketing resources to support both corporate and business-line specific needs, adding personnel, processes, and tools to drive brand awareness.  Anchored on a content marketing strategy where we provide relevant, technical information through story-driven campaigns, our goal is to engage specific customers and support our sales teams with data-driven insights. Though our brand awareness is rapidly improving, our technical capabilities remain broadly unknown to most prospective customers; therefore, we believe our investments in brand development remain very additive to our ability to recruit talent, generate organic growth, and ultimately can create shareholder value.

•

Capture environmental service opportunities arising from federal, state or provincial spending and stimulus measures: Government stimulus packages may include incentives and guidelines to target improved water treatment and water infrastructure, soil remediation and land development, air quality improvement, and infrastructure development initiatives (which often require environmental assessments). These types of initiatives can both directly or indirectly increase demand for our environmental services and would be additive to our ability to recruit talent, generate organic growth, and ultimately can create shareholder value.

Pursue Strategic Acquisitions

The environmental services industry is highly fragmented and has no single leading brand. Through strategic acquisitions, we can continue to accelerate our growth, brand development and market leadership. Over the last nine years, we have acquired and integrated over 60 businesses that have provided us with talent, complementary services, access to differentiated technologies and geographic reach. Most of our acquisitions were initiated with personal introductions given our favorable reputation in the market. We believe our ability to identify, execute and integrate acquisitions and retain talent has been and remains a key driver of our operational and financial success.

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

We believe this segment maintains a number of competitive advantages, including:

•	strong brands and market leadership, particularly with environmental preparedness and response;
•	strong relationships with key private and public sector clients with needs for multiple environmental services, facilitating cross selling opportunities;
•	a core team of approximately 1,000 employees, including well-known technical experts with longstanding client relationships and significant experience across the key disciplines in the segment;
•	technology, software and data management capabilities, particularly within our response segment;
•	our proven ability to help clients navigate regulatory, public and legal scrutiny; and
•	a national reach established by having successfully assessed and permitted hundreds of projects in jurisdictions across the United States.

This segment, which is primarily based on a time and materials, or T&M, revenue model, generated approximately 48% of our revenue for the fiscal year ended December 31, 2021.

Measurement and Analysis. Our Measurement and Analysis segment is one of the largest providers of environmental testing and laboratory services in North America. Supported by over 1,000 employees across more than 40 locations in the US and Canada, our highly credentialed teams test and analyze air, water and soil to determine concentrations of contaminants, as well as the toxicological impact of contaminants on flora, fauna and human health. Our offerings include source and ambient air testing and monitoring, leak detection, and advanced multi-media laboratory services, including air, soil, stormwater, wastewater and drinking water analysis.

We believe we have a variety of sustainable competitive advantages in this market, including:

•	reputable brands;
•	one of the most prominent air testing companies in North America with vertically integrated testing and analytical capabilities, including ultra-trace analysis;

•	comprehensive laboratory network in the United States, offering a complete suite of analytical solutions for virtually all environmental projects;
•	one of the most experienced providers of advanced optical gas imaging “OGI” testing used to detect hydrocarbon gas leaks; and
•	our proprietary software, technologies, processes and applications, including the ability to detect air contaminants in real time at ultra-trace concentrations.

This segment, which is primarily based on a fixed price and, for out-of-scope work, a T&M revenue model, generated approximately 28% of our revenue for the fiscal year ended December 31, 2021.

Remediation and Reuse. Our Remediation and Reuse segment provides clients with engineering, design, implementation and operations and maintenance services, primarily to treat contaminated water, remove contaminants from soil or create biogas from waste. Nearly 400 of our employees, including engineers, scientists and consultants, provide these services to assist our clients in designing solutions, managing products and mitigating environmental risks and liabilities at their locations. We do not own the properties or facilities at which we implement these projects or the underlying liabilities, nor do we own material amounts of the equipment used in projects.

We believe this segment’s competitive advantages include:

•	strong brands;
•	advanced technologies and our owned and licensed intellectual property portfolio, such as our patented water treatment systems and proprietary process to optimize the generation of biogas;
•	a team with industry-leading experts and several patent-generating scientists; and
•	local expertise and capabilities with respect to unique soil, sediment and water table characteristics and contamination types.

This segment, which is primarily based on a fixed price and, for out-of-scope work, a T&M revenue model, generated approximately 24% of our revenue for the fiscal year ended December 31, 2021 through a combination of project-based work and recurring, monthly fee operating & maintenance (O&M) revenue stream.

This table illustrates a summary of our segments.

Differentiated Technology, Processes and Applications

Advanced technology and innovative processes and applications are key competitive advantages in the environmental services industry. Our team of industry leaders are integral drivers of our investments in differentiated services. As our brand and environmental platform grows, our experts are increasingly able to deploy innovative technologies that address our clients’ needs, further differentiate our services and create new barriers to entry. Recent examples of our investment and development activities are related to real time air quality and methane emissions monitoring, environmental data management and visualization software, and PFAS removal and destruction technologies.

Strategic Acquisitions

We operate in a growing and highly fragmented market with thousands of potential acquisition targets. Given our success in identifying, executing and integrating more than 60 acquisitions since our inception in 2012, we believe we can continue to selectively acquire additive businesses. We seek to acquire businesses at disciplined valuation levels that:

(1)	are led by high quality scientists and management teams,
(2)	expand our portfolio of services,
(3)	provide access to differentiated technologies or processes, and
(4)	extend our geographic coverage.

We have personnel specifically dedicated to identifying acquisition targets, exploring acquisition opportunities, negotiating terms and overseeing acquisition and post-acquisition integration. Our in-house acquisition team has established extensive relationships throughout the industry and maintains and regularly re-

evaluates an established pipeline of potential acquisition opportunities, largely driven by word of mouth and personal introductions.

Since January 1, 2019 we have acquired the following businesses:

Acquired Business	Date of Acquisition	Segment	Location
2022 Acquisitions
Environmental Standards, Inc. (“ESI”)	January 31, 2022	Assessment, Permitting and Response	Knoxville, TN

2021 Acquisitions
Horizon Water and Environment, LLC (“Horizon”)	November 1, 2021	Assessment, Permitting and Response	Oakland, CA
Environmental Chemistry, Inc. (“ECI”)	October 1, 2021	Measurement and Analysis	Houston, TX
SensibleIoT, LLC (“Sensible”)	August 1, 2021	Measurement and Analysis	Paso Robles, CA
Environmental Intelligence, LLC (“EI”)	July 1, 2021	Assessment, Permitting and Response	Laguna Beach, CA

Vista Analytical Laboratory, Inc. (“Vista”)	June 3, 2021	Measurement and Analysis	Dorado Hills, CA
MSE Group, LLC	January 1, 2021	Remediation and Reuse	Orlando, FL

2020 Acquisitions
American Environmental Testing Co., Inc.	September 21, 2020	Measurement and Analysis	Burbank, CA
LEED Environmental Inc.	September 10, 2020	Remediation and Reuse	Reading, PA
The Center for Toxicology and Environmental Health, L.L.C.	April 2020	Assessment, Permitting and Response	Little Rock, AR
2019 Acquisitions
Emerging Compounds Treatment Technologies, Inc.	August 31, 2019	Remediation and Reuse	Portland, ME
LEHDER Environmental Services Ltd	July 31, 2019	Measurement and Analysis	Sarnia, Canada
Advanced Environmental Compliance, LLC	July 9, 2019	Measurement and Analysis	Santa Ana, CA
Air Water & Soil Laboratories, Inc.	June 28, 2019	Measurement and Analysis	Richmond, VA
Target Emission Services USA LP	April 30, 2019	Measurement and Analysis	Pittsburgh, PA
Target Emission Services Inc.	April 30, 2019	Measurement and Analysis	Calgary, Canada
Golden Specialty, Inc.	March 15, 2019	Measurement and Analysis	Houston, TX

We believe we add value to the businesses we acquire by emphasizing a team-centric culture focused on innovation and investment, expanding career opportunities for new employees from smaller businesses, providing a larger eco-system of environmental services and capabilities to further client relationships, and implementing award-winning safety programs and operating processes. Each business we acquire is systematically integrated into our systems and processes, thereby creating revenue synergy opportunities and operating leverage.

Clients

We provide environmental services to over 5,400 clients operating in a number of sectors and industries, including but not limited to technology, media, chemicals, energy (oil, gas and/or petrochemical), power and utilities, industrials and manufacturing, financial services, and engineering services as well as local, state, provincial and federal government entities. We have long-term, and through our legacy companies, decades-old relationships. We serve a diversified client base in both the private and public sectors. For the fiscal year ended December 31, 2021, our revenues were derived approximately 90% from the private sector and 10% from the public sector.

Our largest client represented approximately 10% of revenue for fiscal year ended December 31, 2021, with these revenues derived from over twenty separate projects. As a result of the nature of CTEH’s environmental response business, our Assessment, Permitting and Response segment may at times experience higher customer concentration levels based on the severity, duration and outcome of certain types of environmental emergencies for which we provide response services, as was the case in 2021 when 68% of CTEH’s revenues were attributable to three customers, each of whom engaged CTEH in connection with COVID-19 response support. See Item 1A. “Risk Factors.”

Contracts

Our client contracts are generally fixed price, including milestone-based fixed price contracts in our Remediation and Reuse segment, and, for out-of-scope work, T&M based. Our Assessment, Permitting and Response client contracts are generally T&M based. Our client contracts vary from purchase-order based contracts utilizing standard terms and conditions to comprehensive master services agreements with terms of multiple years. In accordance with industry practice, most of our contracts, both in the private and public sector, are subject to termination at the discretion of the client. In such situations, our contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of termination. See Item 1A. “Risk Factors.”

Competition

We operate in a competitive, but fragmented, market. No single company or group of companies dominates across the entire environmental services market in which we operate. Our primary competitors are divisions of large companies, various small companies which generally are limited to a specific service and focused on a niche market or geographic region and our clients’ own in-house resources. We believe that few, if any, of our competitors currently provide the full range of environmental solutions that we offer. Instead, each of our segments has competitors with narrower service offerings and/or geographies. Our Assessment, Permitting and Response segment competitors include the environmental divisions of Ramboll, TRG, Geosyntec, Exponent, and other small businesses. Our Measurement and Analysis segment competitors include the environmental divisions of SGS, Bureau Veritas, Eurofins, Pace Analytical and environmental divisions of large testing companies and other small businesses. Our Remediation and Reuse segment competitors include the environmental divisions or remediation segments of Tetratech, AECOM, WSP, other large engineering companies and other small businesses.

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

Seasonality

Because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results. In addition, our operating results experience some quarterly variability. Excluding the impact of revenues and earnings from new acquisitions, and the temporary impact of COVID, including revenues derived from COVID-19 related projects, we typically generate slightly lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. Historically, quarterly variability has been driven by weather patterns, which generally impact our field-based teams’ ability to operate in the winter months. As we continue to grow and expand into new geographies and service lines, quarterly variability may deviate from historical trends.

Employees

As of December 31, 2021, we had approximately 2,500 employees, including approximately 1,800 full-time employees in the United States. Approximately 97% of our full-time employees work in our U.S. operations and approximately 3% work in foreign operations. None of our facilities are covered by collective bargaining agreements.

Human Capital Resources

At the heart of our employee-centric model is our focus on recruiting, developing, and retaining top talent and skills. In 2021, we built and launched a contemporary talent recruitment and management platform that has dynamic, automated workflows, enabling us to successfully recruit, hire and develop top talent while meeting compliance requirements across geographies and jurisdictions. Having a diverse, fair and inclusive workforce is core to our values and our university outreach and job board platforms attract a diverse pool of candidates to our organization.

We have also updated policies and practices and implemented anti-harassment and anti-discrimination training. In addition, we have put in place affirmative action plans in line with our principles and compliance requirements.

In an effort to build communication and transparency with our teams, we formalized business communications in 2021 with quarterly division-specific newsletters, CEO video updates, and SVP-led townhalls. Each of these communication vehicles provides employees with access to information about company, including business or financial updates, new projects or teams, division specific updates, and departmental news.

Diversity, Fairness and Inclusion

We have established a Diversity, Fairness and Inclusion, or DF&I, task force and program. In doing so, we have committed to the establishment and formalization of employee development and policies that support diversity, inclusion and fairness. The DF&I task force completed a 2021 survey of employees to assess the areas of opportunity for the Company. The task force is working with our executive leadership team and divisional leadership teams to propose changes in policies or work practices. Recent changes to policy include the additional of floating holidays to the Company’s vacation policy, an increase in COVID-19 leave time, and various diversity, fairness and inclusion efforts globally.

We LEAD

The Montrose Environmental Group Women Empowering Leadership, or WeLEAD, program, which was established in January 2020, is focused on fostering the recruitment, retention and professional development of women at our company. Our WeLEAD program is developing an alliance of women leaders across Montrose, with a key emphasis on mentorship and talent development.  Since the program’s inception, a formal pay parity effort was launched across the organization to support equal pay across job titles and functions, both for existing employees and for new hires going forward. In addition, several prominent female leaders have been promoted into senior roles within the Company’s science and engineering departments, policy recommendations have been submitted to promote the development and retention of female talent (e.g., parental leave policy changes), and female Board members have been added to the Company’s Board of Directors. Further to its mission, WeLEAD coordinates a formal mentorship program for women leaders within our Company, with approximately 100 employees participating in the 2021-2022 annual program.

Training and Development

Our employee development efforts aim to provide employees and leaders with the tools and skills they need to succeed and advance personally and professionally. Key operations and sales executives participated in a Leadership Coaching and Mentorship program. We also conducted 360-degree feedback surveys to identify key leader strengths and development opportunities. Finally, we take steps for our new hires and existing employees to complete our training programs and review all of our training activities and curricula annually to incorporate any necessary updates.

Pay Equity

We strive to maintain pay equity for comparable roles, experience and performance that is independent of employee race, gender, sexual orientation or other personal characteristics. With the support of third party advisors and experts, we provide what we believe are fair and competitive compensation practices by developing and maintaining a market-aligned salary and benefits structure for each job level and in each geography where we operate.

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

Engagement

Our employees’ dedication to supporting each other has led to the establishment of The Montrose Community Foundation, a non-profit organization formed and operated by our employees for the benefit of our employees, in 2016. Through its volunteer board, The Montrose Community Foundation uses employee donations to provide resources to our employees in times of need. Our employees’ dedication of personal time and resources solely for the benefit of their colleagues exemplifies our team-oriented culture.

Health, Safety and Wellness

We offer a spectrum of benefit plans to meet the needs of our diverse employee population, including health, dental, vision, life insurance, and various supplemental plans.

In 2020, we first established a COVID-19 task force whose purpose was and is to help keep employees informed on the virus, its impacts, and methods to minimize and manage infections. Flexible working arrangements, Personal Protective Equipment (PPE) resources and a 24/7 emergency response hotline were made available to our teams across the globe. In response to the global COVID pandemic, we provided employees with paid time off to help address their personal or family needs during an unprecedented time. Additionally, we incentivized employees to get vaccinated by offering a $100 payment for getting vaccinated. These resources and initiatives continue to be available to all employees.

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

Our dedication and commitment to safety have resulted in us again receiving the National Safety Council Award in 2021 in recognition of our excellence in safety across our business.

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

To help promote compliance with these and other laws and regulations, our employees are sometimes required to complete tailored ethics and other compliance training relevant to their position and our operations.

Information About Our Executive Officers

Vijay Manthripragada, 45 – Mr. Manthripragada joined Montrose Environmental as our President in September 2015. In June 2016 Mr. Manthripragada also joined our Board of Directors and, since February 2016, he has served as our President and Chief Executive Officer. Before joining Montrose Environmental, Mr. Manthripragada most recently served as the Chief Executive Officer of PetCareRx, Inc., from 2013 to 2015. Prior to PetCareRx, Mr. Manthripragada was at Goldman Sachs where he held various positions from 2006 to 2013. Mr. Manthripragada received his Master of Business Administration from The Wharton School, University of Pennsylvania and his Bachelor of Science in Biology from Duke University.

Allan Dicks, 49 – Mr. Dicks has been our Chief Financial Officer since August 2016. Before joining Montrose Environmental, Mr. Dicks first served as a consultant interim Chief Financial Officer from February 2015 to April 2015 and then Chief Financial Officer from April 2015 to June 2016 of Convalo Health International, Corp., a public Canadian healthcare company. Prior to that, Mr. Dicks held a number of finance-focused executive positions starting in 2000, including Chief Financial Officer of Universal Services of America, Chief Financial Officer of Moark, LLC, a division of Land O’ Lakes, Inc., Vice President of Finance of White Cap Construction Supply, a division of HD Supply, and first as assistant Corporate Controller and subsequently as a division Chief Financial Officer of Dole Food Company, Inc. Mr. Dicks started his career at PricewaterhouseCoopers where he spent nine years, three of which were in the mergers and acquisitions group. Mr. Dicks received his Bachelor of Commerce and Accounting degrees from the University of the Witwatersrand in South Africa. He is a Chartered Accountant in South Africa and is a Certified Public Accountant (inactive) in the State of California.

Nasym Afsari, 39 – Ms. Afsari has been our General Counsel since November 2014 and our Secretary since August 2015. Before joining Montrose Environmental, Ms. Afsari was an attorney in the corporate practice of Paul Hastings LLP, an international law firm, from September 2007 to October 2014. At Paul Hastings, Ms. Afsari represented a variety of business entities in all aspects of corporate and business law, including domestic and cross-border mergers and acquisitions, venture capital financing, private placements and joint venture transactions. Ms. Afsari earned her Juris Doctorate from the University of California at Los Angeles and a dual Bachelor of Arts degree in Economics and Psychology from the University of California at Berkeley.

Joshua W. LeMaire, 48 – Mr. LeMaire has been our Chief Operating Officer since June 2017, prior to which he was our Vice President, Business Development and Marketing, starting in July 2015. Before Montrose Environmental, from 2011 to 2015, Mr. LeMaire consulted on acquisitions of dental service organizations through his consulting firm, Aries Dental Management Group, LLC and prior to that, Mr. LeMaire was the Vice President, Sales and Marketing at ExamWorks Group, Inc., from 2008 to 2011, where he managed the company’s corporate branding initiative, sales and marketing programs and strategic corporate relationships. Prior to ExamWorks, Mr. LeMaire held several leadership roles at Becker-Parkin Dental Supply Co., including Executive Vice President of Sales and Marketing, Vice President of Full Service Sales and National Sales Manager. Mr. LeMaire also worked as a National Sales Manager at Sky Financial Solutions.

Jose M. Revuelta, 40 – Mr. Revuelta has served as our Chief Strategy Officer since June 2017, prior to which he was our Vice President and served in several other interim executive positions with Montrose Environmental since March 2014. Prior to joining Montrose Environmental, Mr. Revuelta was a Vice President with the Infrastructure and Private Equity business of UBS Global Asset Management, a large scale global investment manager, from 2008 to 2014, where he focused on the energy, utility, transportation and environmental sectors, and a member of the Infrastructure Group in the Investment Banking division of UBS from 2006 to 2008. Mr. Revuelta previously served on the Board of Northern Star Generation. Mr. Revuelta received his Master of Business Administration from the Columbia Business School, Columbia University and a Master of Science/Bachelor of Science in Industrial Engineering from Universidad Pontificia Comillas in Madrid, Spain.

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

Item 1A. Risk Factors.

Summary

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the financial statements and the related notes included in Item 8. “Financial Statements and Supplementary Data,” before making an investment decision. The discussion of these risks is organized by the following sections: Risks Related to Our Limited Operating History, Risks Related to Our Industry and the Broader Economy, Risks Related to Our Acquisition Strategy, Risks Related to the Nature of Our Business, Risks Related to Our Contracts and Revenue Streams, Technology and Privacy Related Risks, Risks Related to Our Indebtedness, Risks Related to Ownership of Our Common Stock, Risks Related to Provisions in Our Charter Documents, and General Risks.  Some of the more significant risks include:

•	our limited operating history;
•	our history of losses and ability to achieve profitability;
•	our ability to promote and develop our brands;
•	general global economic, business and other conditions and the cyclical nature of some of our end markets;
•	the impact of the COVID-19 pandemic;
•	the highly competitive nature of our business;
•	our ability to execute on our acquisition strategy and successfully integrate and realize benefits of our acquisitions;
•	the parts of our business that depend on difficult to predict natural or manmade events;
•	our ability to maintain necessary accreditations and other authorizations;
•	significant environmental governmental regulation;
•	our ability to attract and retain qualified managerial and skilled technical personnel; and
•	our ability to expand our client base.
•	lack of compliance with prescribed organizational policies and procedures may result in poor performance, or suboptimal transactions.

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

While we have been able to generate revenues, we may not be able to increase the amount of revenues we generate, and we might incur net losses for some time as we continue to grow. We experienced net losses in each year since inception, including net losses of $25.3 million and $57.9 million for the fiscal years ended December 31, 2021 and 2020, respectively, and we may incur net losses in the future. As of December 31, 2021, we had an accumulated deficit of $147.7 million. It is difficult for us to predict our future results of operations, and we expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, integrate completed acquisitions, make and integrate future acquisitions and invest in research and development. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

We may not be successful in promoting and further developing our brands, which could adversely affect our business.

We have a limited operating history as a company and, as a result, the Montrose Environmental brand is not fully established, although many of the brands we use, including those acquired through our acquisition activity, have a longer and more well-established history. Our industry is highly fragmented and we believe that our future success depends in part on our ability to maintain and further strengthen the Montrose Environmental brand across the diverse range of environmental services that we provide. Strengthening our brand will require significant time, expense and the attention of management, and any success will depend largely on our marketing efforts and ability to provide our clients with high-quality services. If a client is not satisfied with our services, including those of our technical employees, it may be more damaging to our brand and business as compared to that of larger, more established companies. Additionally, to the extent our clients draw regulatory or media scrutiny regarding their environmental impact or other areas where we may provide services to them, we may as a consequence also draw scrutiny. We are also investing more in brand development and there can be no assurances that this investment will generate additional revenues or business. If we fail to successfully maintain and continue to grow the Montrose Environmental brand and our other brands through promotion and other efforts, incur excessive unanticipated expenses in attempting to promote and maintain our brands, or lose clients as a result, our business, financial condition and results of operations may be adversely affected.

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

Our business has been adversely, and may be materially adversely affected, by the COVID-19 pandemic and the global response. We provide important services to the public’s health, safety, and welfare through a range of services, including air and water quality testing, water treatment, soil remediation, renewable energy generation, environmental response, and COVID-19 response support and therefore most of our business requiring on-site or in-office or laboratory work has been classified as “essential” in most jurisdictions in which we operate. As such, most of our business has remained open and operational thus far. However, there is no guarantee that this classification will not change in the future or that we will not voluntarily limit or cease operations in one or more markets if we believe doing so is necessary or otherwise in our best interests, including for the health and safety of our employees. We have experienced some postponements and cancellations of projects in all of our operating segments as a result of the COVID-19 pandemic. These delays and cancellations adversely affected our results of operations, particularly in the second quarter of 2020, and, if pandemic conditions persist, could impact 2022. We have also had employees who have contracted COVID-19 or were exposed to the virus. These employees were asked to quarantine per Company protocols and have not had a material adverse effect on our operations. The closure of client sites, limitations on our ability to travel to client sites and other disruptions to our operations and the availability of the resources we need to provide our services, including a significant outbreak at certain of our laboratory facilities, could also adversely impact our ability to provide our services and our results of operations. If any of the third parties with whom we work, including our customers and suppliers, are adversely affected by the pandemic, we could similarly be negatively impacted, even if the pandemic is not directly impacting our operations.

The COVID-19 pandemic has adversely affected many industries as well as the economies and financial markets of many countries, at times, causing a significant deceleration of economic activity. This slowdown early in the pandemic reduced production, decreased demand for a broad variety of goods and services, diminished trade levels and led to widespread corporate downsizing, causing a sharp increase in unemployment. More recently, global supply chain issues have impacted many industries and businesses. We have also seen significant disruption of and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. The impact of this outbreak on the United States and world economies is uncertain and, unless pandemic conditions subside, these adverse impacts could worsen, impacting all segments of the global economy, and could result in a significant recession or worse, any of which could impact our business.

Considerable uncertainty still surrounds the COVID-19 virus and the new strains identified globally as well as the extent and effectiveness of responses taken on a local, national, and global level, including the roll-out and long-term efficacy of vaccines and vaccines mandates. While we expect the pandemic and related events will have a negative effect on our business and could accelerate or magnify one or more of the risks described elsewhere in this Annual Report on Form 10-K the full extent and scope of the impact on our business and industry as well as on national, regional and global markets and economies remains highly uncertain and cannot be predicted. Accordingly, our ability to conduct our business in the manner and on the timelines previously done or presently planned could be adversely affected. Any of the foregoing risks, or other direct or indirect effects of the COVID-19 pandemic that are not currently foreseeable, could materially and adversely affect our business, financial condition and results of operations.

We engage in a highly competitive business and any failure to effectively compete could have a material adverse effect on us.

The assessment, permitting and response, measurement and analysis and remediation and reuse industries are highly fragmented and competitive. Our primary competitors in these industries include companies that specialize in one or more services similar to those offered by us on a local or regional basis. We also compete with global, national, regional and local firms specializing in testing, environmental engineering and consulting services, remediation services and other services we provide. Some of our primary competitors include, in our Assessment, Permitting and Response segment, the environmental divisions of Ramboll, TRG, Geosyntec, Exponent, and other small businesses, in our Measurement and Analysis segment, the environmental divisions of SGS, Bureau Veritas, Eurofins, Pace Analytical and environmental divisions of large testing companies and other small businesses, and in our Remediation and Reuse segment, the environmental divisions or remediation segments of Tetratech, AECOM, WSP, other large engineering companies and other small businesses. It is also possible that our clients may establish in-house capabilities to perform certain services that we currently provide.

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

A significant portion of our historical growth has occurred through acquisitions, and we anticipate continued growth through acquisitions in the future. Our growth strategy is primarily dependent on acquiring and integrating the operations of companies in the environmental services industry. Since January 1, 2019, we have acquired 17 companies. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on terms acceptable to us. We also compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. A significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our debt may limit our ability to obtain the necessary capital for acquisitions or otherwise impede our ability to complete an acquisition. Certain proposed acquisitions or dispositions may also trigger a review by the U.S. Department of Justice, or DOJ, and the U.S. Federal Trade Commission, or FTC, under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity. The terms of our Series A-2 preferred stock also restrict our ability to make certain acquisitions without the consent of the holder majority, including acquisitions in excess of $75.0 million. The failure to identify suitable transaction partners and to consummate transactions on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, as a result of the nature of these services, our Assessment, Permitting and Response segment may at times experience higher customer concentration levels based on the severity, duration and outcome of environmental emergencies (e.g. those caused by natural disasters and industrial accidents) for which we provide response services. For example, for the fiscal years ended December 31, 2021 and 2020, 65% and 58% of CTEH’s revenues, respectively, were attributable to just three customers, each of whom engaged CTEH in connection with COVID-19 related support. We cannot predict from period to period whether we will experience risks associated with high customer concentration, including the inability of such customers to pay for our services, and such concentration could have a material adverse effect on our business, financial condition and results of operations.

We may work on high profile projects, and any negative publicity or perceived failures of those projects, or litigation resulting from such projects, could damage our reputation and harm our operating results.

We may be engaged on high profile projects that garner public attention and scrutiny, particularly with respect to the emergency response division of the CTEH business. This division of the CTEH business conducts environmental sampling, among other services, in emergency situations and natural disasters, many of which are widely covered by the press and in the public eye, such as implementing a disinfection plan and overseeing the implementation of the plan for a contaminated international cruise ship in the early stages of the COVID-19 outbreak, the Intercontinental Terminals Co, or ITC, fires in 2019 and Hurricane Harvey in 2017. Any mishandling of these situations, even if not our own, could lead to negative publicity. The negative publicity may be attributed to our business and services at no fault of our own other than our association with the project. Our involvement with these high-profile projects exposes us to the risk of reputational damage which may have a material adverse effect on our business, financial condition and results of operations. In addition, such high-profile projects often lead to an enhanced risk of litigation, and we may be brought into such litigation regardless of our role in the project. Any such litigation proceedings are inherently costly and uncertain, and could have a material adverse effect on our business, financial condition and results of operations.

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

Our long-term success depends, in significant part, upon the continued service and performance of our senior management and other key personnel. We rely on knowledgeable, experienced and skilled technical personnel, particularly engineers, analysts, technicians, scientists, policy experts and service personnel to provide environmental services in stringent regulatory markets. Certain of our employees, including our senior management and the key employees of the various businesses we have acquired, have exceptionally strong knowledge of our businesses, sectors and clients. Their departure could lead to the loss of know-how and information of value to us, and their departure could pose a risk to key client relationships. Our continued growth will also depend upon our ability to attract and retain additional skilled management and other key employees, including skilled technical personnel in new markets, whether organically or through acquisitions. For certain of our businesses, there may be a limited number of qualified people to fulfill roles in such businesses, particularly given the recent competition in the job market. The loss of the services of one or more members of our management team or of qualified employees and other key personnel, or the inability to identify, hire and retain the key personnel that may be necessary to grow our business, could have a material adverse effect on our business, financial condition and results of operations.

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

ESG matters, including those related to climate change, sustainability and the goals and initiatives we set and implement and the public statements and disclosures we make in respect of these matters, may have an adverse effect on our business.

Companies across all industries are facing increasing scrutiny relating to their environmental, social and governance, or ESG, practices. Changing consumer preferences are also resulting in increased demands regarding the environmental impact on sustainability. This scrutiny and demand could require additional transparency, due diligence and reporting and could cause us to incur additional costs or to make changes to our operations to comply with these demands. Further, concern over climate change and other environmental sustainability matters may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment, including greenhouse gas emissions regulations, alternative energy policies and sustainability initiatives. Increased regulatory requirements may be more aggressive than any sustainability measures we may be currently undertaking or may implement in the future may cause disruptions in supply chains or an increase in operating and compliance costs. If we do not adapt to or comply with new regulations or if we are perceived to have not responded appropriately to the growing concern for ESG matters, we may face legal or regulatory actions or the imposition of fines, penalties, or other sanctions and adverse publicity, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition or results of operations.

We have developed, and will continue to establish, goals, targets and other objectives related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish and accurately report on these goals, targets and objectives expose us to numerous operational, reputational, financial, legal and other risks. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of these factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology, the availability of requisite financing and the availability of third parties with whom we do or will do business that can meet our sustainability and other standards.

Our business may face increased scrutiny from the investment community, other stakeholders, regulators and the media regarding our sustainability activities, including the goals, targets and objectives that we announce, and our methodologies and timelines for pursuing them. Additionally, we may be subject to higher expectations or greater scrutiny than other companies due to the nature of our business. If our sustainability practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives, to comply with ethical, environmental or other standards, regulations or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation. Even if we achieve our goals, targets and objectives, we may not realize all of the benefits that we expected at the time they were established.

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

We derive, and expect to continue to derive in the future, revenues from federal, state, provincial or local government clients, which accounted for approximately 10% of our revenues for the fiscal year ended December 31, 2021. Sales to governments and related entities present risks in addition to those involved in sales to many of our other clients, including policy-related risks such as potential disruption due to appropriation and spending patterns, delays in the adoption of new technologies due to political, fiscal or bureaucratic processes, delays in approving budgets and the government’s right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, also directly and indirectly affect policies relating to the quantity and allocation of expenditures by government clients. In addition, government contracts may involve long purchase and payment cycles, competitive bidding requirements, qualification requirements, delays or changes in agreed-to funding, budgetary constraints, political agendas, extensive specification development and price negotiations, milestone requirements and the potential unenforceability of limitations on liability or other contractual provisions, any of which may create price pressure and reduce our margins. As a result, we could experience a material adverse effect on our business, financial condition and results of operations.

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

Our Senior Secured Credit Agreement provides for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving line of credit, or 2021 Credit Facility. As of December 31, 2021, the aggregate principal amount of our debt outstanding under the credit facility was $175.0 million, all of which was outstanding under the term loan. The revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. The Company has the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions described in greater detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We also may enter into new borrowing arrangements and incur significant indebtedness in the future to continue to support our organic and acquisition-related growth.

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

We may be able to incur significant additional indebtedness in the future. For example, we may incur additional indebtedness in connection with future acquisitions. Although our credit facility and our Series A-2 preferred stock contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. Further, as of December 31, 2021, the 2021 Credit Facility provided for an aggregate unused commitment of $125.0 million (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations). The 2021 Credit Facility also allows us to increase the aggregate borrowings thereunder by up to $150.0 million. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Although our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol “MEG,” there is a limited trading history and an active trading market for our common stock may not be sustained. Accordingly, no assurance can be given as to the following:

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

Since our initial public offering in July 2020, the market price of our common stock has been, and may continue to be, highly volatile and subject to wide fluctuations. Some of the factors that could negatively affect the market price of our common stock or result in significant fluctuations in price, regardless of our actual operating performance, include:

•	actual or anticipated variations in our quarterly operating results;
•	changes in market valuations of similar companies;
•	changes in the markets in which we operate;
•	additions or departures of key personnel;
•	actions by stockholders, including sales of large blocks of our common stock;
•	speculation in the press or investment community;
•	short selling of our common stock or related derivative securities or hedging activities;
•	general market, economic and political conditions, including an economic slowdown;
•	inflation and changes in interest rates;
•	our operating performance and the performance of other similar companies;
•	our ability to accurately project future results and our ability to achieve those or meet the expectations of other industry and analyst forecasts; and
•	new legislation or other regulatory developments that adversely affect us, our markets or our industry.

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

We ceased to be an emerging growth company as of the end of 2021, and any failure on our part to comply with our expanded reporting and disclosure requirements could adversely affect our business and cause the price of our common stock to fall.

We ceased to be an emerging growth company as of the end of 2021 due to the aggregate market value of our common stock held by non-affiliates as of the end of our second fiscal quarter exceeding $700.0 million. As an emerging growth company we previously took advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We also previously “opted in” to the extended transition periods that allow emerging growth companies to delay adopting new or revised accounting standards until such time as those standards apply to private companies. There can be no assurances that we will be able to comply with the new and expanded disclosure requirements that apply to us now that we are no longer and emerging growth company or that we will be able to timely adopt and implement revised accounting standards on the timelines applicable to other public companies on a non-delayed basis. Any failure to comply with these new and expanded disclosure requirements and obligations could restrict our access to the capital markets and otherwise adversely affect our business and could cause the market price of our common stock to decline materially.

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

OCM Montrose II Holdings, L.P., an affiliate of Oaktree Capital Management, L.P., or collectively, Oaktree, is the holder of all issued and outstanding shares of our Series A-2 preferred stock. Oaktree is in the business of making investments in companies and, notwithstanding its ownership of our preferred stock and that it has a representative on our board of directors, Oaktree may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Oaktree may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In recognition that representatives of Oaktree and its affiliated entities and funds may serve as members of our board of directors, our amended and restated certificate of incorporation provides, among other things, that none of Oaktree, its affiliates or any of its representatives (including a representative who may serve on our board of directors) has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. Oaktree also has a right of first offer with respect to its pro rata portion of any new securities we may issue, excluding any shares to be issued by us in certain specified circumstances. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Oaktree to itself or one of its other affiliates. See

“Corporate Opportunities” in the Description of Securities exhibit incorporated by reference as exhibit 4.2 to this Annual Report on Form 10-K.

Future sales of our common stock in the public market could cause our stock price to fall.

Shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act of 1933, as amended, or the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. However, pursuant to the terms of an Investor Rights Agreement, Messrs. Richard Perlman and James Price, Oaktree, and certain other stockholders have the right to demand that we register their shares under the Securities Act as well as the right to include their shares in any registration statement that we file with the SEC, subject to certain exceptions. Approximately 2,500,000 million shares of common stock held by affiliates and certain other parties entitled to these registration rights were registered on a shelf registration statement filed with the SEC on August 11, 2021 and declared effective on August 20, 2021. This registration statement also registered approximately 320,000 shares held by other executive officers and directors. Oaktree also holds all outstanding shares of our Series A-2 stock, which may be converted into shares of common stock in the future and would also receive the benefit of these registration rights.  See Note 18 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Registration of these or other shares enables those shares to be sold in the public market, subject to certain restrictions in the Investor Rights Agreement. Any sale by Messrs. Perlman and Price, Oaktree or other stockholders or any perception in the public markets that such a transaction may occur could cause the market price of our common stock to decline materially.

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

We are also subject to Section 203 of the Delaware General Corporation Law, or the DGCL, which, subject to certain exceptions, prohibits us from engaging in any business combination with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. In addition, our 2017 Stock Plan permits accelerated vesting of stock options and restricted stock, and payments to be made to the employees thereunder in certain circumstances, in connection with a change of control of our company, which could discourage, delay or prevent a merger or acquisition at a premium price. In addition, our credit facility includes, and other debt instruments we may enter into in the future may include, provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to our company, which also could discourage, delay or prevent a business combination transaction. See “Provisions of Our Certificate of Incorporation, Bylaws and Delaware Law That May Have an Anti-Takeover Effect” in the Description of Securities exhibit incorporated by reference as exhibit 4.2 to this Annual Report on Form 10-K.

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

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing provisions. The exclusive forum clause may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. See “Exclusive Forum Clause” in the Description of Securities exhibit incorporated by reference as exhibit 4.2 to this Annual Report on Form 10-K.

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

Our profitability is a function of our ability to raise prices, control our costs and improve our efficiency. We may not be able to raise prices sufficiently to cover higher costs of labor and other input costs. In addition, as we increase the number of our technical personnel and execute both our strategy for growth, we may not be able to manage a significantly larger workforce, control our costs or improve our efficiency.

Any inability to develop or maintain and protect our intellectual property could have a material adverse effect on us.

We rely on a combination of patents, trademarks, trade names, confidentiality and nondisclosure clauses and agreements and other unregistered rights to define and protect our rights to our brand and the intellectual property used in our business. We also rely on industry and market “know-how” that cannot be registered and may not be subject to any confidentiality or nondisclosure clauses or agreements. Our ECT2 acquisition further expanded our IP portfolio. These intellectual property rights or others we develop, obtain or acquire may not, however, provide us with a significant competitive advantage because our rights may not be sufficiently broad or may be challenged, invalidated or subject to government march-in or sovereign rights or compulsory licensing, sunshine laws or be subject to freedom of information requests or court-ordered public disclosure. Further, our use of contractual provisions, confidentiality procedures and agreements and other registrations may not be sufficient to protect our intellectual property rights, these protective measures may be circumvented or our rights may be misappropriated, disparaged, diluted or stolen, particularly in countries where intellectual property rights laws are not highly developed, protected or enforced. Others may independently develop similar intellectual property or designed-around ours. Our intellectual property may also be replaced by new technologies to which we have no right of use or can only acquire such use at unreasonable or unsustainable costs. Any inability to develop or acquire and maintain the necessary intellectual property rights for our business or to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

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

Foreign operations bring increased complexity and the costs of managing or overseeing foreign operations, including adapting and localizing services or systems to specific regions and countries, can be material. Further, international operations carry inherent uncertainties regarding the effect of local or domestic actions, such as the unpredictable impact of the United Kingdom’s departure from the European Union (Brexit), any of which could be material. These and other risks related to our foreign operations, or the associated costs or liabilities, could have a material adverse effect on our business, financial condition and results of operations.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Until we lost our status as an emerging growth company as of the end of 2021, our independent registered public accounting firm was not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). Beginning with this Annual Report on Form 10-K our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting.

To comply with the requirements of being a public company and after losing our status as an emerging growth company exempt from Section 404(b), we have undertaken and may need to undertake in the future various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting or issues an adverse report in the event it is not satisfied with the level at which our controls are documented, designed or operating, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources. Failure to maintain effective controls and procedures and comply with Section 404 could also delay or otherwise adversely affect our ability to timely produce accurate financial statements and related information, which could restrict our access to capital markets and cause the price of our common stock to fall.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 5120 Northshore Drive, North Little Rock, Arkansas. We currently operate out of approximately 80 locations across North America, Australia and Europe, all of which are leased locations other than our corporate headquarters. Our lease terms vary from month-to-month to multi-year current commitments of up to 15 years, with our average commitment being less than 5 years. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available in similar locations.

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

Holders of Record

As of February 24, 2022, there were approximately 289 stockholders of record of our common stock. This number does not represent the actual number of beneficial owners of our common stock because shares are often held in “street name” by securities dealers, brokers, institutions and others for the benefit of individual owners who have the right to vote their shares. We are unable to estimate the total number of beneficial owners represented by these record holders.

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

Unregistered Sales of Equity Securities

On November 1, 2021, we issued an aggregate of 34,921 shares of common stock to one accredited investor as partial consideration for the acquisition Horizon. This issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

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

The following graph depicts the total cumulative stockholder return on our common stock from July 23, 2020, the first day of trading of our common stock on the NYSE, through December 31, 2021, relative to the performance of the Russell 2000 Index and MSCI USA ESG Leaders. The graph assumes an initial investment of $100.00 at the close of trading on July 23, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Index Value
500
450
400
350
300
250
200
150
100
50
0
7/2020
9/2020
11/2020
1/2021
3/2021
5/2021
7/2021
9/2021
11/2021
Montrose Environmental Group
Russell 2000
MSCI USA ESG Leaders

Date	Montrose Environmental Group	Russell 2000 Index	MSCI USA ESG Leaders
7/23/2020	$100.00	$100.00	$100.00
9/30/2020	159.00	101.00	104.00
12/31/2020	206.00	133.00	116.00
3/31/2021	334.60	150.20	123.97
6/30/2021	357.73	156.65	134.98
9/30/2021	411.60	149.82	136.20
12/31/2021	470.07	153.03	152.66

Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. [Reserved.]

Selected Financial Data.

Our selected historical consolidated financial and other information presented and discussed below is derived from our audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2021 and 2020 included in Item 8. “Financial Statements Supplementary Data.” Except where otherwise noted, our summary consolidated balance sheet data presented below as of December 31, 2019, 2018 and 2017, and our summary consolidated statements of operations and cash flow data presented below for the periods ended December 31, 2018 and 2017 have been derived from our financial statements not included in this Annual Report on Form 10-K.

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

	For the Years Ended December 31,
	2021	2020	2019	2018	2017	2016
(in thousands except per share and percentage data)
Consolidated Statement of Operations Data:
Revenues	$546,413	$328,243	$233,854	$188,805	$137,647	$114,780
Cost of revenues (exclusive of depreciation and amortization)	369,028	215,492	163,983	134,734	86,324	74,605
Selling, general and administrative expense	117,658	85,546	49,719	40,953	45,470	36,147
Fair value changes in business acquisitions contingent consideration	24,372	12,942	1,392	(158)	(1,312)	—
Depreciation and amortization	44,810	37,274	27,705	23,915	18,828	15,023
Loss from operations	(9,455)	(23,011)	(8,945)	(10,639)	(11,663)	(10,995)
Net loss	$(25,325)	$(57,949)	$(23,557)	$(16,491)	$(10,549)	$(8,946)
Weighted average common shares outstanding—basic and diluted	26,724	16,479	8,789	7,533	7,116	6,373
Net loss per shares attributable to common stockholders—basic and diluted	$(1.56)	$(6.48)	$(4.91)	$(2.79)	$(3.93)	$(1.40)
Other Financial Data (unaudited):
Operating margin(1)	(1.7)%	(7.0)%	(3.8)%	(5.6)%	(8.5)%	(9.6)%
Adjusted EBITDA(2)	77,642	54,476	31,242	19,313	13,833	7,329
Adjusted EBITDA margin(2)(3)	14.2%	16.6%	13.4%	10.2%	10.0%	6.4%
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	37,581	1,850	17,042	(2,845)	7,553	4,287
Net cash used in investing activities	(71,641)	(179,740)	(86,983)	(50,283)	(37,740)	(7,182)
Net cash provided by financing activities	146,103	205,902	74,452	50,850	33,745	3,621
Change in cash, cash equivalents and restricted cash	$112,043	$28,012	$4,511	$(2,278)	$3,558	$726
Consolidated Statement of Financial Position Data:
Current assets	293,858	134,268	73,239	53,999	38,910	28,226
Non-current assets	539,236	468,458	258,599	180,372	139,652	105,186
Total assets	$833,094	$602,726	$331,838	$234,371	$178,562	$133,412
Current liabilities	147,695	111,543	73,252	42,365	25,866	27,409
Non-current liabilities	215,970	201,110	156,055	75,900	102,078	58,109
Total liabilities	$363,665	$312,653	$229,307	$118,265	$127,944	$85,518
Convertible preferred stock, $0.0001 par value— authorized shares 100,000; issued and outstanding shares: 69,817 at December 31, 2017 and 2016	-	-	-	-	45,017	27,582
Redeemable Series A-1 preferred stock $0.0001 par value—authorized, issued and outstanding shares: 12,000 at December 31, 2019 and 2018; aggregate liquidation preference of $141.9 million and $123.4 million at December 31, 2019 and 2018, respectively	-	-	128,822	109,206	-	-
Convertible and Redeemable Series A-2 preferred stock $0.0001 par value—authorized, issued and outstanding shares: 17,500 at December 31, 2021 and 2020; aggregate liquidation preference of $182.2 million at December 31, 2021 and 2020	152,928	152,928	-	-	-	-
Total stockholders’ equity (deficit)	316,501	137,145	(26,291)	6,900	5,601	20,312
Total liabilities, Convertible preferred stock, Redeemable Series A-1 preferred stock, Convertible and Redeemable Series A-2 preferred stock and stockholders’ equity (deficit)	$833,094	$602,726	$331,838	$234,371	$178,562	$133,412

(1)	Operating margin represents loss from operations as a percentage of revenues.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes and other information included in Item 8. “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Forward-looking Statements.”

Overview

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. Today, we have emerged as one of the fastest growing companies in a highly fragmented and growing $1.3 trillion global environmental industry.

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

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on our business, including the impact on our customers, employees and suppliers. While COVID-19 did not have a material adverse effect on our reported results, we did experience some changes to our business operations during 2020 and 2021. The changes were primarily composed of client postponement of on-site environmental compliance testing, delays in project start dates or supply delivery particularly within our Remediation and Reuse segment, and postponement or reformatting of scientific presentations and sales visits. We have also had small numbers of employees either exposed to or contract COVID-19. Exposed employees have been asked to quarantine per Company protocols. To date, COVID-19-related quarantines have not had a material adverse effect on our reported results. In the second quarter of 2020 we instituted temporary cost mitigation measures such as reducing non-billable time for a subset of our impacted workforce. Some of these cost mitigation measures were reversed during the first quarter of 2021, with the remaining measures reversed in the second quarter of 2021. Our businesses exposed to commercial food waste and non-specialized municipal water engineering projects also saw more significant disruptions and, as a result, in the first quarter of 2020 we exited those service lines as described further below. On the other hand, we have seen benefits from COVID-19 given client demand for CTEH’s toxicology and response services, which represented a meaningful revenue stream in 2021 and 2020, and that, once the pandemic subsides, we may not be able to replace in future periods. Although many parts of our business saw some impact from COVID-19, in the aggregate, our overall business benefited from COVID-19 in 2021 and 2020, primarily as a result of COVID-19 response work performed by CTEH.

COVID-19 has had an impact on our historical seasonality trends given the various government stay at home or business closure orders starting in the second quarter of 2020. We have not experienced a significant slowdown in cash collections, and as a result cash flow from operations has not been materially adversely impacted. In addition, in the second quarter of 2021 we entered into a 2021 Credit Facility, replacing our 2020 Credit Facility, and as a result, increased borrowing capacity. We expect our sources of liquidity to be sufficient for our operating needs for the next twelve months. See “—Liquidity and Capital Resources.”

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. We utilized certain of these provisions in 2020, including the deferral of the employer side social security payments for payroll for the eligible portion of the year. In total, we deferred approximately $5.0 million of 2020 payments. Half of these deferred payments were made in 2021 and the other half will be paid in 2022.

It is difficult to predict the future impact COVID-19 may have on our business, results of operations, financial position, or cash flows. The extent to which we may be impacted will depend largely on future and rapidly evolving developments, including new information on the severity of new strains, the roll-out and long-term efficacy of vaccines and vaccine mandates, and actions by various government authorities to contain the pandemic and mitigate its impact. We intend to closely monitor the impact of COVID-19 on our business and will respond as we believe is appropriate.

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

(revenues in thousands)	Acquisitions Completed	Fiscal Year Revenues Attributable to Acquisitions	Percentage of Fiscal Year Revenues
Fiscal year 2021	6	$33,738	6.2%
Fiscal year 2020	3	82,441	25.1%
Fiscal year 2019	7	23,195	9.9%

Revenues from acquired companies exclude intercompany revenues from revenue synergies realized between business lines within operating segments, as these are eliminated at the consolidated segment and Company level. We expect our revenue growth to continue to be driven in significant part by acquisitions, including the acquisition of CTEH in 2020. See Note 8 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

	Fiscal Year Ended December 31,
(in thousands)	2021	2020	2019
Amortization expense	$35,154	$28,871	$19,963
Acquisition-related costs	2,088	4,344	3,474
Fair value changes in business acquisitions contingent consideration	24,372	12,942	1,392

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made a $50.0 million earn-out payment in April 2021 (50.0% of which was paid in the form of shares of our common stock) and will make a $30.0 million earn-out payment in March 2022 in connection with our CTEH acquisition. In connection with our Vista, Sensible and ECI acquisitions, we may make up to $6.9 million in aggregate purchase price true-up and earn-out payments between the years 2022 and 2025. See Note 8 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Organic Growth

We have grown organically and expect to continue to do so. We define organic growth as the change in revenues excluding revenues from acquisitions for the first twelve months following the date of acquisition and excluding revenues from businesses disposed of or discontinued. As a result of the significance of the CTEH acquisition to Montrose, and the potential annual volatility in CTEH’s revenues, we also disclose organic growth without the annual organic revenue growth of CTEH. We expect to continue to disclose organic revenue growth with and without CTEH. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with U.S.

generally accepted accounting principles, or GAAP, and should be considered in conjunction with revenue growth calculated in accordance with GAAP. We have grown organically and expect to continue to do so.

Discontinued Service Lines

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations. During the first quarter of 2020, as part of this evaluation, we determined to scale back operations of our environmental lab in Berkeley, California, and to exit our non-specialized municipal water engineering service line and our food-waste biogas engineering service line, collectively, the Discontinued Service Lines. The factors underlying these decisions were accelerated and amplified by the COVID-19 pandemic, which for example, has made the collection of commercial food waste used in biodigesters less consistent and delayed the approval or initiation of certain projects dependent on municipal or state funding. As a part of discontinuing these service lines, a process which was completed in the second quarter of 2020, we eliminated select personnel and, in the first quarter of 2020, booked an additional bad debt reserve related to the increased uncertainty around the ability to collect on receivables related to these service lines. Revenue from our non-specialized municipal water engineering service line and our food-waste biogas engineering, which are included in the results of our Remediation and Reuse segment, were zero, $1.4 million and $10.9 million in the years ended December 31, 2021, 2020, and 2019, respectively. Revenues from our Berkeley lab, which are included in the results of our Measurement and Analysis segment, were zero, $2.4 million and $7.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. We no longer generate any revenues from the Discontinued Service Lines.

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

Financing Costs

Financing costs, relating primarily to interest expense on our debt, continue to be a significant component of our results of operations. For the year ended December 31, 2021, 2020 and 2019 we incurred interest expense of $11.6 million, $13.8 million and $6.8 million, respectively.

On April 13, 2020, we entered into the 2020 Credit Facility providing for a $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility, and used the proceeds therefrom to repay in full all amounts outstanding under our prior senior secured credit facility most recently amended in July 2019, or the Prior Credit Facility. We incurred debt extinguishment costs of $1.4 million in connection with this refinancing transaction. Effective October 6, 2020, the Company amended its 2020 Credit Facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged.

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

As a result of the lower interest rates under the 2021 Credit Facility, interest expense was lower in 2021 as compared to 2020. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

See Note 14 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Seasonality

Because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results. In addition, our operating results experience some quarterly variability. Excluding the impact of revenues and earnings from new acquisitions, and excluding the impact of COVID-19, including revenues derived from COVID-19 related projects, we typically generate slightly lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. Historically, quarterly variability has been driven by weather patterns, which generally impact our field-based teams’ ability to operate in the winter months. As we continue to grow and expand into new geographies and service lines, quarterly variability may deviate from historical trends.

Earnings Volatility

The acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster, and more recently, the benefit from COVID related work, which began in the third quarter of 2020 and has continued through December 31, 2021. Demand for COVID-19 related or environmental emergency response services provided by CTEH remain difficult to predict, and demand for COVID-19 related support services is likely to decline as COVID-19 cases abate. As a result, we may have experienced revenues and earnings in the second half of 2020 and during the year ended December 31, 2021 that are not indicative of future results, making those periods particularly difficult comparisons for future periods.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	Year Ended December 31,
(in thousands except per share and percentage data)	2021	2020
Statements of operations data:
Revenues	$546,413	$328,243
Cost of revenues (exclusive of depreciation and amortization)	369,028	215,492
Selling, general and administrative expense	117,658	85,546
Fair value changes in business acquisitions contingent consideration	24,372	12,942
Depreciation and amortization	44,810	37,274
Loss from operations	$(9,455)	$(23,011)
Other expense	(2,546)	(20,268)
Interest expense, net	(11,615)	(13,819)
Loss before income taxes	(23,616)	(57,098)
Income tax expense	1,709	851
Net loss	$(25,325)	$(57,949)
Accretion of redeemable preferred stock	—	(17,601)
Series A-1 deemed dividend	—	(24,341)
Series A-2 dividend payment	(16,400)	(6,970)
Net loss attributable to common stockholders	$(41,725)	$(106,861)
Weighted average number of shares (basic and diluted)	26,724	16,479
Loss per share	$(1.56)	$(6.48)

Other financial data:
Operating margin(1)	(1.7)%	(7.0)%
Adjusted EBITDA(2)	$77,642	$54,476
Adjusted EBITDA margin(2)	14.2%	16.6%

(1)	Operating margin represents loss from operations as a percentage of revenues.
(2)	Non-GAAP measure. See “—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the year ended December 31, 2021, we had revenues of $546.4 million, an increase of $218.2 million or 66.5% over the year ended December 31, 2020. Excluding revenues from Discontinued Service Lines of zero and $3.8 million in the year ended December 31, 2021 and December 31, 2020, respectively, revenues increased $ 222.0 million or 68.4%. The period over period increase in revenues was driven by significant growth and a full twelve-month period of results from CTEH, which was acquired in the second quarter of 2020, significant organic growth for the rest of the company (excluding CTEH) and acquisitions completed after the year ended December 31, 2020, which contributed $33.7 million in revenues during the year ended December 31, 2021. Organic growth for the year ended December 31, 2021, was 37% including CTEH, and 17%, excluding CTEH. As was the case in the prior year, all segments continue to be impacted by COVID-19 in 2021, however, in the current year, COVID-19 related project delays and other impacts were more than offset by COVID-19 response work in our Assessment, Permitting and Response segment. Revenues from CTEH were $231.5 million in year ended December 31, 2021 as compared to $82.4 million in the year ended December 31, 2020. Revenue by segment, and as a percentage of total revenues, was as follows:

	Year Ended December 31,
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
(revenue in thousands)	2021		2020
Assessment, Permitting and Response	$261,865	47.9%	$98,521	30.0%
Measurement and Analysis	153,208	28.0%	151,557	46.2%
Remediation and Reuse	131,340	24.0%	78,165	23.8%
	$546,413		$328,243

See “—Segment Results of Operations” below.

Cost of Revenues

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment rental and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same seasonality trends as revenue, while fixed costs tend to change primarily as a result of acquisitions and investments in business infrastructure.

For the year ended December 31, 2021, cost of revenues was $369.0 million or 67.5% of revenues, and was comprised of direct labor of $147.3 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $143.3 million, field supplies, testing supplies and equipment rental of $50.2 million, project-related travel expenses of $17.8 million and other direct costs of $10.4 million.

For the year ended December 31, 2021, cost of revenues as a percentage of revenue increased 1.9% from the prior year, as a result of significantly higher outside service costs driven primarily by external lab expenses to support the increase in CTEH’s COVID-19 revenues. The increase was partially offset by lower labor as a percentage of revenue primarily attributable to a shift in roles and responsibilities of certain employees from providing direct field support to providing more specialized, multi-location overhead support functions (such as accounting, HR and management) as result of acquisitions and growth in our business. These changes in employee roles resulted in a decrease in labor costs recorded as cost of revenues and a corresponding increase in labor costs recorded as selling, general and administrative expense in the current year.

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

For the year ended December 31, 2021, selling, general and administrative expense was $117.7 million, an increase of $32.2 million or 37.5% versus the prior year, of which $6.2 million was from selling, general and administrative expense pertaining to companies we acquired in 2021. The remaining $26.0 million increase was primarily due to an increase in stock-based compensation expense of $5.5 million, and an increase in public company related costs of $4.1 million, a full year of selling, general and administrative expenses for CTEH, which was acquired in April 2020, the impact of the shift of employee roles and responsibilities as described above, and an increase in investments in corporate infrastructure (primarily sales and marketing, finance, administrative, IT, legal and human resources). These increases were partially offset by a decrease in IPO-related costs of $6.9 million, a decrease in bad debt of $3.4 million, primarily related to the Discontinued Service Lines and a decrease in acquisition related costs of $2.3 million. As a percentage of revenue, selling, general and administrative expenses decreased to 21.5% in fiscal year 2021 from 26.1% in fiscal year 2020.

For the year ended December 31, 2021, selling, general and administrative expense was comprised of indirect labor of $61.2 million, facilities costs of $14.7 million, stock-based compensation of $8.8 million, acquisition-related costs of $2.1 million, bad debt expense of $1.1 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $29.8 million.

For the year ended December 31, 2020, selling, general and administrative expense of $85.5 million was comprised of indirect labor of $41.0 million, facilities costs of $12.4 million, IPO-related costs of $6.9 million, stock-based compensation of $3.3 million, acquisition-related costs of $4.3 million, bad debt expense of $4.5 million and other costs (including software, travel, insurance, legal, consulting and audit services) of $13.1 million.

Fair Value Changes in Business Acquisitions Contingent Consideration

For the year ended December 31, 2021, fair value changes in business acquisitions contingent consideration were $24.4 million, an increase of $11.5 million versus $12.9 million for the year ended December 31, 2020. The majority of the change in value in both periods was attributable to the achievement and expected achievement of the maximum 2020 and 2021 CTEH earn-outs, respectively. See Notes 8 and 15 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2021, was $44.8 million and was comprised of amortization of finite lived intangibles of $35.2 million, arising as a result of our acquisition activity, depreciation of property and equipment of $6.4 million and finance leases right-of-use asset amortization of $3.2 million. Depreciation and amortization expense for the year ended December 31, 2020, was $37.3 million and was comprised of amortization of finite lived intangibles of $28.9 million and depreciation of property and equipment of $8.4 million. The increase in amortization for the year ended December 31, 2021 versus the prior year is primarily a result of acquisitions. The decrease in depreciation of property and equipment, and the amortization of finance leases right-of-use asset, is primarily a result of the adoption of Accounting Standard Codification (“ASC”) 842, partially offset by the impact of acquisitions on depreciation. See Notes 3, 6, 7, 8 and 9 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Other Expense

Other expense for the year ended December 31, 2021 of $2.5 million was driven primarily by fair value adjustments related to the Series A-2 preferred stock conversion option. Other expense for the year ended December 31, 2020 of $20.3 million was driven primarily by fair value adjustments related to (i) the Series A-1 preferred stock contingent put option, (ii) the Series A-2 embedded options, and (iii) the Series A-1 and A-2 preferred stock warrant options. See Notes 13, 17 and 18 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Interest Expense, Net

Interest expense, net incurred during the year ended December 31, 2021 was $11.6 million, compared to $13.8 million for the year ended December 31, 2020. The decrease in interest expense was driven by lower average interest rates under the 2021 Credit Facility, partially offset by an increase in write-off of deferred debt issuance costs. Interest expense in the year ended December 31, 2021 includes $3.1 million from the write off of deferred debt issuance costs related to the repayment of our 2020 Credit Facility in April, 2021, whereas interest expense in the year ended December 31, 2020 includes $1.4 million expense from both payments made and the write off of deferred debt issuance costs related to the repayment of the Prior Credit Facility. See Note 14 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Income Tax Expense

Income tax expense was $1.7 million for the year ended December 31, 2021, compared to an income tax expense of $0.9 million for the year ended December 31, 2020. The difference between our effective tax rate of (7.3)% and the federal statutory rate of 21.0% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance of $27.0 million, state and foreign income tax provisions and Global Intangible Low Taxed Income.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Year Ended December 31,
(in thousands except per share and percentage data)	2020	2019
Statements of operations data:
Revenues	$328,243	$233,854
Cost of revenues (exclusive of depreciation and amortization)	215,492	163,983
Selling, general and administrative expense	85,546	49,719
Fair value changes in business acquisitions contingent consideration	12,942	1,392
Depreciation and amortization	37,274	27,705
Loss from operations	$(23,011)	$(8,945)
Other expense	(20,268)	(10,978)
Interest expense, net	(13,819)	(6,755)
Loss before income taxes	(57,098)	(26,678)
Income tax expense (benefit)	851	(3,121)
Net loss	$(57,949)	$(23,557)
Accretion of redeemable preferred stock	(17,601)	(19,616)
Series A-1 deemed dividend	(24,341)	—
Series A-2 dividend payment	(6,970)	—
Net loss attributable to common stockholders	$(106,861)	$(43,173)
Weighted average number of shares (basic and diluted)	16,479	8,789
Loss per share	$(6.48)	$(4.91)
Other financial data:
Operating margin(1)	(7.0%)	(3.8%)
Adjusted EBITDA(2)	$54,476	$31,242
Adjusted EBITDA margin(2)	16.6%	13.4%

(1)	Operating margin represents loss from operations as a percentage of revenues.

(2)	Non-GAAP measure. See “—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the year ended December 31, 2020, we had revenues of $328.2 million, an increase of $94.3 million or 40.4% over the prior year. Excluding revenues from Discontinued Service Lines of $3.8 million and $18.4 million in the years ended December 31, 2020 and December 31, 2019, respectively, revenues increased $108.9 million or 50.5%. The $108.9 million increase in revenues was driven by acquisitions, which contributed $97.3 million, and organic growth. All segments were impacted by COVID-19, primarily in the form of delays in project start dates, beginning in March 2020, partially offset by COVID-19 related project work in our Assessment, Permitting and Response segment from the CTEH acquisition. Revenue by segment and as a percentage of total revenues was as follows:

	Year Ended December 31,
(revenue in thousands)	2020		2019
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$98,521	30.0%	$21,071	9.0%
Measurement and Analysis	151,557	46.2	135,531	58.0
Remediation and Reuse	78,165	23.8	77,252	33.0
	$328,243		$233,854

See “—Segment Results of Operations” below.

Cost of Revenues

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

Selling, General and Administrative Expense

For the year ended December 31, 2020, selling, general and administrative expense was $85.5 million, an increase of $35.8 million or 72.1% versus the prior year, of which $21.1 million was from selling, general and administrative expense pertaining to companies we acquired in 2019 and in 2020. The remaining $14.7 million increase was primarily due to an increase in expenses incurred to prepare for the initial public offering of $6.3 million, bad debt of $3.3 million, primarily related to the Discontinued Service Lines, an increase in acquisition related costs of $0.9 million, investment in corporate infrastructure (primarily finance, sales and marketing, safety, IT and human resources) and public company related costs.

For the year ended December 31, 2020, selling, general and administrative expense was comprised of indirect labor of $41.0 million, facilities costs of $12.4 million, IPO-related costs of $6.9 million, stock-based compensation of $3.3 million, acquisition-related costs of $4.3 million, bad debt expense of $4.5 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $13.1 million.

For the year ended December 31, 2019, selling, general and administrative expense was $49.7 million, comprised of indirect labor of $18.4 million, facilities costs of $10.7 million, stock-based compensation of $2.9 million, acquisition-related costs of $3.5 million, bad debt expense of $1.2 million, IPO-related costs of $0.6 million and other costs (including software, travel, insurance, legal, consulting and audit services) of $12.4 million.

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

Other Expense

Other expense for the year ended December 31, 2020 of $20.3 million was driven primarily by fair value adjustments related to (i) the Series A-1 preferred stock contingent put option, (ii) the Series A-2 embedded options, and (iii) the Series A-1 and A-2 preferred stock warrant options. Other expense for the year ended December 31, 2019 of $11.0 million related primarily to fair value adjustments to the Series A-1 warrant option. See Notes 13, 17 and 18 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Interest Expense, Net

Interest expense, net incurred during the year ended December 31, 2020 was $13.8 million, compared to $6.8 million for the year ended December 31, 2019. The increase in interest expense was driven by higher outstanding debt balances and higher borrowings under an equipment line of credit, as well as higher average interest rates, as a result of the repayment of our prior senior secured credit facility in April, 2020, using proceeds from the Unitranche credit facility, which carries a higher rate of interest. Interest expense in the year ended December 31, 2020 also includes $1.4 million from both payments made and the write off of deferred debt issuance costs, related to the repayment of our prior senior secured credit facility. See Note 14 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Income Tax Expense (Benefit)

Income tax expense was $0.9 million for the year ended December 31, 2020, compared to an income tax benefit of ($3.1) million for the year ended December 31, 2019. The difference between our effective tax rate of (1.5)% and the federal statutory rate of 21.0% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance of $8.2 million, state and foreign income tax provisions and Global Intangible Low Taxed Income.

Segment Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	Year Ended December 31,
	2021			2020
(in thousands except percentage data)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$261,865	$57,128	21.8%	$98,521	$24,208	24.6%
Measurement and Analysis	153,208	31,270	20.4%	151,557	39,386	26.0%
Remediation and Reuse	131,340	19,326	14.7%	78,165	8,938	11.4%
Total Operating Segments	$546,413	$107,724	19.7%	$328,243	$72,532	22.1%
Corporate and Other		$(30,082)	n/a		(18,056)	n/a

(1)

For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 21 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

(2)	Represents Segment Adjusted EBITDA as a percentage of revenues.

Revenues

Assessment, Permitting and Response segment revenues for the year ended December 31, 2021 were $261.9 million, compared to $98.5 million for the year ended December 31, 2020. The increase was primarily driven by the acquisition of CTEH in the second quarter of 2020, and the acquisitions of Environmental Intelligence and Horizon in the second and third quarter of 2021, respectively. The impact of CTEH on the segment was due to two main factors: (i) CTEH and therefore, the segment, benefited from greater COVID-19 related response work in 2021 versus 2020 and (ii) CTEH impacted the segment in the full 2021 period compared to only nine months in 2020.

Measurement and Analysis segment revenues for the year ended December 31, 2021 were $153.2 million, an increase of $1.6 million or 1.1% compared to revenues for the year ended December 31, 2020 of $151.6 million. The increase was driven by revenues of $4.9 million from the acquisitions of Vista, ECI and Sensible, partially offset by a decline in revenues from Discontinued Service Lines and the timing of projects. Revenues from Discontinued Service Lines in the Measurement and Analysis segment were zero and $2.4 million for the year ended December 31, 2021 and 2020.

Remediation and Reuse segment revenues for the year ended December 31, 2021 were $131.3 million, an increase of $53.1 million or 68.0% compared to revenues for the year ended December 31, 2020 of $78.2 million. This revenue growth was primarily due to organic growth, driven by increases in demand for our water treatment technology (PFAS removal) and waste-to-resources (agricultural waste to biogas) services, and $16.1 million from the acquisition of MSE, partially offset by the loss of revenues from the Discontinued Service Lines. Revenues from Discontinued Service Lines were $1.4 million for the year ended December 31, 2020.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $57.1 million for the year ended December 31, 2021, compared to $24.2 million for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, Segment Adjusted EBITDA margin was 21.8% and 24.6%, respectively. The increase in Segment Adjusted EBITDA was primarily a result of significantly higher revenues. The decline in Segment Adjusted EBITDA margin is a result of an increase in lower margin COVID-19 response work performed by CTEH in 2021.

Measurement and Analysis Segment Adjusted EBITDA for the year ended December 31, 2021 was $31.3 million, a decrease of $8.1 million compared to Segment Adjusted EBITDA for the year ended December 31, 2020 of $39.4 million. For the year ended December 31, 2021, Segment Adjusted EBITDA margin was 20.4% compared to 26.0% in the prior year. The decline in Segment Adjusted EBITDA and segment adjusted EBITDA margin was primarily a result of business mix and the planned reversal of cost mitigation measures taken at the start of the COVID-19 pandemic in 2020.

Remediation and Reuse Segment Adjusted EBITDA for the year ended December 31, 2021 was $19.3 million, an increase of $10.4 million compared to Segment Adjusted EBITDA for the year ended December 31, 2020 of $8.9 million. For the year ended December 31, 2021, Segment Adjusted EBITDA margin was 14.7% compared to 11.4% in the prior year. The increase in both Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily a result of higher revenues.

Corporate and other costs were $30.1 million for the year ended December 31, 2021 compared to $18.1 million for the year ended December 31, 2020. The cost increase was primarily driven by increased public company costs, higher software costs, and continued investment in corporate support functions to support anticipated future growth. Corporate and other costs were 5.5% of revenues in both the years ended December 31, 2021 and December 31, 2020.

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

(1)

For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 21 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

(2)	Represents Segment Adjusted EBITDA as a percentage of revenues.
(3)

Aggregate amount does not foot to consolidated amount disclosed elsewhere in this Annual Report on Form 10-K due to an adjustment at the consolidated level to exclude earnings related to the Discontinued Service Lines. See the “—Non-GAAP Financial Information” and Note 21 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Corporate and other costs were $18.1 million for the year ended December 31, 2020 compared to $13.6 million for the year ended December 31, 2019. The cost increase was driven by public company related costs, head count additions in sales and marketing, human resources, information technology, safety and finance made in 2019 subsequent to the third quarter to support higher anticipated revenues, as well as higher legal costs, partially offset by lower travel costs and internal labor costs capitalized as part of the ERP implementation. Corporate and other costs decreased slightly as a percentage of revenue to 5.5% in fiscal year 2020 from 5.8% in fiscal year 2019.

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

Our principal sources of liquidity have been borrowings under our credit facilities, other borrowing arrangements, proceeds from the issuance of common and preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, other prior secured and unsecured borrowings and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments.  For example, the CTEH acquisition agreement includes an earn-out provision that provides for the payment of contingent consideration based on CTEH’s 2021 results in an aggregate amount not to exceed $30.0 million, with the earn-out payment equal to a specified multiple of CTEH’s EBITDA for 2021 in excess of a specified target. CTEH fully achieved the target in 2021 and the $30.0 million payment will be paid in cash in the first quarter of 2022. We may also be required to make up to $6.9 million in aggregate true up and earn-out payments between the years 2022 and 2025 in connection with the acquisitions of Vista, Sensible and ECI. See Note 8 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

We expect to continue to finance our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs in the short-term and long-term. See “—Overview—COVID-19” above for a discussion of the impact of the pandemic on our liquidity.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Consolidated statement of cash flows data:
Net cash provided by operating activities	37,581	1,850	$17,042
Net cash used in investing activities	(71,641)	(179,740)	(86,983)
Net cash provided by financing activities	146,103	205,902	74,452
Change in cash, cash equivalents and restricted cash	$112,043	$28,012	$4,511

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the year ended December 31, 2021, net cash provided by operating activities was $37.6 million compared to net cash provided by operating activities of $1.9 million for the year ended December 31, 2020. Cash used in operations includes payment of contingent consideration of $15.6 million and $6.4 million in the year ended December 31, 2021 and 2020, respectively. Excluding payment of contingent consideration, cash provided by operating activities was $53.2 million, compared to cash provided by operating activities of $8.3 million in the prior year, an increase of $44.9 million. The period over-period increase was primarily due to higher earnings before contingent consideration payments and non-cash items, including provision for bad debt, depreciation and amortization, stock-based compensation expense, fair value changes in financial instruments, fair value changes in business acquisitions contingent consideration, deferred income taxes, amortization of deferred financing fees, debt extinguishment costs and other net non-cash gains of $38.2 million, as well as a decrease in cloud computing costs of $2.9 million as compared to the prior year and a lower increase in working capital in the current year of $9.8 million versus the increase in working capital in the prior year of $13.5 million.

Working capital increased by $9.8 million in the year ended December 31, 2021, primarily due to an increase in accounts receivable and contract assets of $36.2 million (as a result of significantly higher revenues in the quarter ended December 31, 2021 when compared to the prior year), and an increase in pre-paid expenses and other current assets of $0.9 million, partially offset by an increase in accounts payable and accrued payroll and benefits of $27.2 million (primarily as a result of higher deferred revenue and accounts payable accruals).

For the year ended December 31, 2020, net cash provided by operating activities was $1.9 million, a decrease of $15.1 million, when compared to net cash provided by operating activities of $17.0 million, for the year ended December 31, 2019. This decrease in cash flows from operating activities in the year ended December 31, 2020 primarily reflects an increase in change in working capital of $12.8 million, higher acquisition-related contingent consideration payments of $6.4 million, higher non-capitalizable IPO and secondary offering-related costs of $7.0 million, higher interest payments of $6.1 million, higher cloud computing costs of $1.6 million (related to the implementation of new ERP and CRM (Customer Relationship Management) systems), and higher acquisition related costs of $0.9 million, partially offset by higher earnings before non-cash items, including bad debt, depreciation and amortization, stock-based compensation expense, income tax expense and fair value adjustments of $18.7 million, as well as lower taxes paid of $1.0 million, when compared to the prior year.

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

Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $71.6 million, primarily driven by cash paid for the acquisitions of MSE, Vista, EI, Sensible, ECI and Horizon, net of cash acquired, of $55.7 million, as well as payment of assumed purchase price obligations of $9.3 million, purchases of property and equipment for cash consideration of $6.9 million and proceeds received from the sale of property and equipment of $0.6 million.

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

Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $146.1 million. Cash provided by financing activities was driven by borrowings under the 2021 Credit Facility, consisting of $175.0 million under the term loan and $37.0 million under the revolver, net proceeds received from the follow-on offering of $169.3 million and proceeds received from the exercise of stock options of $7.2 million, partially offset by the use of proceeds from the 2021 Credit Facility to repay the $213.4 million outstanding under the 2020 Credit Facility, the payment of the quarterly dividend on the Series A-2 preferred stock of $16.4 million, the payment of acquisition-related contingent consideration of $9.9 million, and the repayment of finance leases of $2.7 million.

For the year ended December 31, 2020, net cash provided by financing activities was $205.9 million. Cash provided by financing activities was driven by IPO proceeds, net of underwriting fees, of $161.3 million, borrowings under the 2020 Credit Facility, consisting of $175.0 million under the term loan and $25.0 million under the revolver, as well as net proceeds of $173.7 million from the issuance of the Series A-2 preferred stock. Proceeds from the IPO were used primarily to repay the $131.8 million Series A-1 preferred stock (along with the issuance of shares of common stock), as well as to pay IPO offering costs of $4.2 million. Proceeds from the 2020 Credit Facility were used primarily to repay the $177.5 million outstanding under the Prior Credit Facility, whereas proceeds from the issuance of the Series A-2 preferred stock were used to finance the acquisition of CTEH. Cash from financing activities was also used to repay the $25.0 million outstanding revolver balance and to make payments of acquisition-related contingent consideration of $6.0 million, term loan amortization payments of $1.3 million and $1.0 million related to our Prior Credit Facility and 2020 Credit Facility, respectively, the payment of debt issuance and debt extinguishment costs of $5.2 million and the payment of the dividends on the Series A-2 preferred stock of $7.0 million.

For the year ended December 31, 2019, net cash provided by financing activities was $74.5 million. Cash provided by financing activities was driven by a $77.6 million increase in net borrowings under our Prior Credit Facility, proceeds from the issuance of common stock of $1.5 million and the collection of a note receivable from stockholders of $0.1 million, partially offset by an amortization payment of $1.3 million related to our term loan under our Prior Credit Facility, the repayment of capital leases of $2.0 million, the payment of acquisition-related contingent consideration of $1.1 million and the payment of debt issuance costs of $0.4 million.

Credit Facilities

2021 Credit Facility

On April 27, 2021, we entered into a new Senior Secured Credit Agreement, or the 2021 Credit Facility, providing for a new $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving credit facility, and used a portion of the proceeds to repay all amounts outstanding under the 2020 Credit Facility. The 2021 revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. We have the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

The 2021 Credit Facility term loan must be repaid in quarterly installments and shall amortize at the following annualized rates that were scheduled to begin with the quarter ended December 31, 2021 and with the remaining balance due and payable in full upon the five-year anniversary from the closing date:

	Amortization Table
	Year 1	Year 2	Year 3	Year 4	Year 5
Term Loan	5.0%	5.0%	7.5%	7.5%	10.0%

The first quarterly installment repayment, amounting to $2.2 million, was billed and charged by the lenders on January 26, 2022.

The 2021 Credit Facility term loan and the revolver bear interest subject to the Company’s leverage ratio and LIBOR as follows:

Pricing Tier	Consolidated Leverage Ratio	Senior Credit Facilities LIBOR	Senior Credit Facilities Base Rate	Commitment Fee	Letter of Credit Fee
1	≥ 3.75 to 1.0	2.50%	1.50%	0.25%	2.50%
2	<3.75 to 1.0 but ≥ 3.25 to 1.0	2.25	1.25	0.23	2.25
3	<3.25 to 1.0 but ≥ 2.50 to 1.0	2.00	1.00	0.20	2.00
4	<2.50 to 1.0 but ≥ 1.75 to 1.0	1.75	0.75	0.15	1.75
5	<1.75 to 1.0	1.50	0.50	0.15	1.50
Additionally, we may receive an interest rate adjustment of up to 0.05% under the 2021 Credit Facility based on our performance against certain defined sustainability and environmental, social and governance related objectives.

Our obligations under the 2021 Credit Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The 2021 Credit Facility includes a number of covenants imposing certain restrictions on our business, including, among other things, restrictions on our ability to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and repurchase or make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions. The 2021 Credit Facility also includes financial covenants requiring us to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the quarter ending December 31, 2022 through and including the quarter ending September 30, 2023 and then to 3.75 times beginning with the quarter ending December 31, 2023 (provided that, subject to certain requirements, the maximum net leverage ratio may be increased by 0.50:1.00, not to exceed 4.25:1.00, for a period of four consecutive fiscal quarters in connection with certain permitted acquisitions), and a minimum fixed charge coverage ratio of 1.25 times. As of December 31, 2021, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 0.8 times. The calculation of the Company’s consolidated total leverage ratio under the 2021 Credit Facility is consistent with the calculation of the consolidated total leverage ratio under the 2020 Credit Facility.

The weighted average interest rate on the 2021 Credit Facility for the year ended December 31, 2021 was 2.1%. We were in compliance with all applicable covenants under the 2021 Credit Facility as of December 31, 2021.

The 2021 Credit Facility contains a mandatory prepayment feature upon a number of events, including with the proceeds of certain asset sales and proceeds from the issuance of any debt.

See Note 14 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

2020 Credit Facility

On April 13, 2020, we entered into a Unitranche Credit Agreement, or the 2020 Credit Facility, providing for $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility, and used a portion of the proceeds from the 2020 Credit Facility to repay all amounts outstanding under the Prior Credit Facility. The 2020 Credit Facility would have matured on the earliest of (a) April 13, 2025 and (b) so long as our Series A-2 preferred stock had not been redeemed in full or otherwise not converted into common stock of Montrose, the date that was 180 days before the Series A-2 preferred equity mandatory redemption date, unless prior to such date, the Series A-2 preferred equity mandatory redemption date had been extended to a date not earlier than one hundred eighty (180) days after April 13, 2025.

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

The 2020 Credit Facility also contained financial covenants requiring us to remain below a maximum consolidated total leverage ratio of 4.25 times, which stepped down to 4.00 times beginning December 31, 2021 and then to 3.75 times beginning December 31, 2022, and a minimum consolidated fixed charge coverage ratio of 1.25 times. As of December 31, 2020, the Company’s leverage ratio, which included the impact of contingent consideration payable in cash, was 2.7 times. The weighted average interest rate on the 2020 Credit Facility for the year ended December 31, 2020 was 5.8%. We were in compliance with all applicable covenants under the 2020 Credit Facility as of December 31, 2020.

All amounts outstanding under the 2020 Credit Facility were repaid on April 27, 2021.

See Note 14 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Prior Credit Facility

Our Prior Credit Facility consisted of a $50.0 million term loan and a $130.0 million revolving credit facility.

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

The weighted average interest rate on the Prior Credit Facility for the year ended December 31, 2019 was 5.41%. All amounts outstanding under the Prior Credit Facility were repaid on April 13, 2020 with proceeds from the 2020 Credit Facility.

See Note 14 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Series A-1 Preferred Stock

On October 19, 2018, we issued 12,000 shares of our Series A-1 preferred stock. The Series A-1 preferred stock accrued dividends quarterly at an annual rate of 15.0% with respect to any dividends paid in cash and at an annual rate of 14.2%, compounded quarterly with respect to dividends that were accrued. In the event of a redemption, a holder was guaranteed a minimum of either two or three years of dividends depending on the nature of the redemption. Prior to redemption, we were subject to a maximum consolidated total leverage ratio, including the outstanding principal and accrued dividend on the Series A-1 preferred stock, of 10.0 times as of the end of any fiscal quarter until maturity.

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

Series A-2 Preferred Stock

On April 13, 2020, we issued 17,500 shares of the Series A-2 preferred stock with a par value of $0.0001 per share and a warrant to purchase shares of common stock with a ten-year exercise period, in exchange for $175.0 million. Prior to the completion of our IPO on July 27, 2020, each share of Series A-2 preferred stock accrued dividends at the rate of 15.0% per annum with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that accrued and compounded, resulting in an annual dividend rate of 15.0%.  Following the completion of our IPO, the Series A-2 preferred stock does not mature or have a cash repayment obligation; however, it is redeemable at our option. The Series A-2 preferred stock becomes convertible into our common stock beginning on the four-year anniversary of the Series A-2 preferred stock issuance. Upon the four-year anniversary of the issuance, holders of Series A-2 preferred stock may convert up to $60.0 million of such shares into our common stock at a conversion rate discounted to 85.0% of the volume weighted average trading value, with the permitted amount of Series A-2 preferred stock to be converted increasing at each subsequent anniversary of the issuance until the sixth anniversary, after which all of the Series A-2 preferred stock may be converted at the holder’s option. Following the completion of our IPO and the redemption of our Series A-1 preferred stock on July 27, 2020 with a portion of the proceeds therefrom and newly issued shares of common stock, the Series A-2 preferred stock dividend rate changed to 9.0% per annum with required quarterly cash payments. If permitted under our existing debt facilities, we must pay the Series A-2 preferred stock dividend in cash each quarter.

With respect to any redemption of any share of the Series A-2 preferred stock prior to April 13, 2023, we are subject to a make whole penalty in which the holder is guaranteed at least three years of dividend payments on the redeemed amount.

See Note 18 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Use of Estimates

The preparation of the audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates inherent in the preparation of the audited consolidated financial statements include, but are not limited to, management’s forecast of future cash flows used as a basis to assess recoverability of long-lived assets, the allocation of purchase price to tangible and intangible assets, allowances for doubtful accounts, the estimated useful lives over which property and equipment is depreciated and intangible assets are amortized, fair value of contingent consideration payables, the fair value of warrants, fair value of embedded derivatives, fair value of common stock issued, stock-based compensation expense and deferred taxes. Actual results could materially differ from those estimates.

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

There are inherent uncertainties in the estimation process for cost to cost contracts, as the estimation of total contract costs and estimates to complete is complex, subject to many variables, and requires judgment. It is possible that estimates of costs to complete a performance obligation will be revised in the near-term based on actual progress and costs incurred. These uncertainties primarily impact the Company’s contracts in the Remediation and Reuse segment including those contracts associated with Emerging Compounds Treatments Technologies, Inc., which was acquired in August 2019.

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

Stock-based Compensation

We currently sponsor two stock incentive plans that allow for issuance of employee stock options and other forms of equity incentives. Under one of the plans, there are certain awards that were issued to non-employees in exchange for their services and are accounted for under ASC 505, Equity-Based Payments to Non-Employees. ASC 505 requires that the fair value of the equity instruments issued to a non-employee be measured on the earlier of: (i) the performance commitment date or (ii) the date the services required under the arrangement have been completed. The fair value of the remaining stock-based payment awards is expensed over the vesting period of each tranche on a straight-line basis. Any modification of an award that increases its fair value will require us to recognize additional expense. The fair value of stock options under its employee stock incentive plan are estimated as of the grant date using the Black-Scholes option valuation model, which is affected by its estimates of the risk-free interest rate, its expected dividend yield, expected term and the expected share price volatility of its common shares over the expected term. No dividend rates are used in the calculation as these are not applicable to us. Forfeitures are recognized as incurred. Employee options are accounted for in accordance with the guidance set forth by ASC 718. The fair value of stock appreciation rights is estimated at the grant date using the geometric Brownian motion model. This process has been widely used to model stock prices and is the underpinning of the Black-Scholes option pricing model and other extensions of the Random Walk Hypothesis of stock price movements and the Efficient Market Hypothesis.

JOBS Act Accounting Election

We were an emerging growth company, as defined in the JOBS Act, through the end of the year ended December 31, 2021. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. While we were an emerging growth company, we elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. As a result, our financial statements for periods through December 31, 2020 may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

The following is a reconciliation of our net loss to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2021	2020	2019	2018	2017	2016
Net loss	$(25,325)	$(57,949)	$(23,557)	$(16,491)	$(10,549)	$(8,946)
Interest expense	11,615	13,819	6,755	11,085	5,815	3,072
Income tax expense (benefit)	1,709	851	(3,121)	(4,968)	(7,196)	(4,124)
Depreciation and amortization	44,810	37,274	27,705	23,915	18,828	15,023
EBITDA	32,809	(6,005)	7,782	13,541	6,898	5,025
Stock-based compensation(1)	10,321	4,849	4,345	5,794	6,490	2,572
Start-up losses and investment in new services(2)	4,407	2,182	1,044	181	1,534	811
Acquisition costs(3)	2,088	4,344	3,474	1,589	1,323	317
Fair value changes in financial instruments(4)	2,195	20,319	11,160	(352)	—	—
Expenses related to financing transactions(5)	50	378	—	398	152	110
Fair value changes in business acquisitions contingent consideration(6)	24,372	12,942	1,392	(158)	(1,312)	—
Short term purchase accounting fair value adjustment to deferred revenue(7)	—	243	858	—	—	—
Public offering expense (8)	—	7,657	610	—	—	—
Discontinued service lines and closing of Berkley lab (9)	—	5,662	577	(1,680)	(352)	(650)
Other losses (gains) and expenses(10)	1,400	1,905	—	—	(900)	(856)
Adjusted EBITDA	$77,642	$54,476	$31,242	$19,313	$13,833	$7,329

(1)

Represents non-cash stock-based compensation expenses related to (i) option awards issued to employees, (ii) restricted stock grants issued to directors and selected employees, (iii) and stock appreciation rights grants issued to selected employees.

(2)

Represent start-up losses related to losses incurred on (i) the expansion of lab testing methods and lab capacity, including into new geographies, (ii) introduction of new software and consulting service lines (iii) expansion into Europe in advance of projects driven by new regulations.

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

(7)	Purchase accounting fair value adjustment to deferred revenue represents the impact of the fair value adjustment to the carrying value of deferred revenue as of the date of acquisition of ECT2.
(8)	Represents expenses incurred by us to prepare for our initial public offering, as well as costs from IPO-related bonuses, and costs related to the November 2020 secondary public offering.
(9)	Represents loss (earnings) from the Discontinued Service Lines and the Berkeley lab. See “—Overview—Key Factors that Affect Our Business and Our Results.”
(10)

Represents non-operational charges incurred as a result of lease abandonments, losses related to the shutdown of a lab location, and non-capitalizable costs related to the implementation of a new ERP, net of insurance gains.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2021, a 1.0% increase in interest rates on the term loan and revolver would increase annual income (loss) before income taxes by approximately $1.8 million. Due to the LIBOR rate of 0.2% in effect at December 31, 2021, any decrease in LIBOR rates would have had a de minimis benefit to annual income (loss) before income taxes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Montrose Environmental Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Montrose Environmental Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable series A-1 preferred stock, convertible and redeemable series A-2 preferred stock, and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2021, the Company adopted FASB ASU 2016-02, Leases (Topic 842), using the modified retrospective transition approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition for fixed fee contracts with customers under the cost-to-cost method — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company has certain contracts with customers in which revenue is recognized over time using the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation (“cost-to-cost method”). The Company has determined that the cost-to-cost method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. The contracts can vary in length, with some lasting multiple years depending on the nature and scope of services performed. There are inherent uncertainties in the estimation process for cost-to-cost contracts, as the estimation of total contract costs and estimates to complete is complex, subject to many variables, and requires judgment. Further, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term based on actual progress and costs incurred. These judgments and estimation directly affect the amount of revenue recognized during the period relative to the total contract value.

Given the judgments necessary to estimate the total costs of fixed fee contract performance obligations, auditing such estimates required extensive audit effort due to the subjectivity involved in assessing the estimates to complete and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of the proportion of actual costs incurred to the total costs expected to complete contract performance obligations included the following, among others:

•	We selected a sample of long-term cost-to-cost contracts and performed the following:
−

Evaluated whether the contracts were properly included in management’s calculation of long-term cost-to-cost revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

−	Compared the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
−	Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
−	Evaluated the estimates of total costs for the performance obligation by:
−	Comparing costs incurred to date to the costs management estimated to be incurred to date.
−

Evaluating management’s ability to achieve the estimates of total costs by performing corroborating inquiries with the Company’s project managers, and comparing the estimates to management’s work plans, budgets, and supplier contracts.

−	Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.
−	Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•	We evaluated management’s ability to estimate total costs accurately by comparing actual costs to historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 1, 2022

We have served as the Company’s auditor since 2016.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash	$146,254	$34,386
Restricted cash	487	495
Accounts receivable—net	98,513	54,102
Contract assets	40,139	38,576
Prepaid and other current assets	7,957	6,709
Income tax receivable	508	—
Total current assets	293,858	134,268
NON-CURRENT ASSETS:
Property and equipment—net	31,521	34,399
Operating lease right-of-use asset—net	23,532	—
Finance lease right-of-use asset—net	8,944	—
Goodwill	311,944	274,667
Other intangible assets—net	160,997	154,854
Other assets	2,298	4,538
TOTAL ASSETS	$833,094	$602,726
LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$68,936	$34,621
Accrued payroll and benefits	25,971	21,181
Business acquisitions contingent consideration, current	31,450	49,902
Income tax payable	—	256
Current portion of operating lease liabilities	6,888	—
Current portion of finance lease liabilities	3,512	—
Current portion of long-term debt	10,938	5,583
Total current liabilities	147,695	111,543
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	4,350	4,565
Other non-current liabilities	100	2,523
Deferred tax liabilities—net	4,006	2,815
Conversion option	23,081	20,886
Operating lease liability—net of current portion	16,859	—
Finance lease liability—net of current portion	5,756	—
Long-term debt—net of deferred financing fees	161,818	170,321
Total liabilities	363,665	312,653
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 at December 31, 2021 and 2020; aggregate liquidation preference of $182.2 million at December 31, 2021 and 2020	152,928	152,928
STOCKHOLDERS’ EQUITY:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at December 31, 2021 and 2020; issued and outstanding shares: 29,619,921 and 24,932,527 at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	464,143	259,427
Accumulated deficit	(147,678)	(122,353)
Accumulated other comprehensive income	36	71
Total stockholders’ equity	316,501	137,145
TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$833,094	$602,726

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
REVENUES	$546,413	$328,243	$233,854
COST OF REVENUES (exclusive of depreciation and amortization shown below)	369,028	215,492	163,983
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	117,658	85,546	49,719
FAIR VALUE CHANGES IN BUSINESS ACQUISITIONS CONTINGENT CONSIDERATION	24,372	12,942	1,392
DEPRECIATION AND AMORTIZATION	44,810	37,274	27,705
LOSS FROM OPERATIONS	(9,455)	(23,011)	(8,945)
OTHER EXPENSE:
Other expense	(2,546)	(20,268)	(10,978)
Interest expense—net	(11,615)	(13,819)	(6,755)
Total other expenses—net	(14,161)	(34,087)	(17,733)
LOSS BEFORE EXPENSE (BENEFIT) FROM INCOME TAXES	(23,616)	(57,098)	(26,678)
INCOME TAXES EXPENSE (BENEFIT)	1,709	851	(3,121)
NET LOSS	$(25,325)	$(57,949)	$(23,557)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	(35)	111	(40)
COMPREHENSIVE LOSS	$(25,360)	$(57,838)	$(23,597)

ACCRETION OF REDEEMABLE SERIES A- 1 PREFERRED STOCK	—	(17,601)	(19,616)
REDEEMABLE SERIES A-1 PREFERRED STOCK DEEMED DIVIDEND	—	(24,341)	—
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(16,400)	(6,970)	—
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(41,725)	$(106,861)	$(43,173)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	26,724	16,479	8,789
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED	$(1.56)	$(6.48)	$(4.91)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Redeemable Series A-1 Preferred Stock		Convertible and Redeemable Series A-2 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Notes Receivable from	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Income (Loss)	(Deficit)
BALANCE—January 1, 2019	12,000	$109,206	—	$—	8,137,771	$—	$47,869	$(40,847)	$(122)	$—	$6,900
Net loss	—	—	—	—	—	—	—	(23,557)	—	—	(23,557)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	19,616	—	—	—	—	(19,616)	—	—	—	(19,616)
Stock-based compensation	—	—	—	—	—	—	4,345		—	—	4,345
Common stock issued	—	—	—	—	232,336	—	5,555	—	—	—	5,555
Collection of notes receivable from stockholders	—	—	—	—	—	—	—	—	122	—	122
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	(40)	(40)
BALANCE—December 31, 2019	12,000	$128,822	—	$—	8,370,107	$—	$38,153	$(64,404)	$—	$(40)	$(26,291)
Net loss	—	—	—	—	—	—	—	(57,949)	—	—	(57,949)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	17,601	—	—	—	—	(17,601)	—	—	—	(17,601)
Series A-1 preferred stock deemed dividend	—	24,341	—	—	—	—	(24,341)	—	—	—	(24,341)
Redemption of the series A-1 preferred stock	(12,000)	(170,764)	—	—	1,786,739	—	26,801	—	—	—	26,801
Issuance of the convertible and redeemable series A-2 preferred stock	—	—	17,500	152,928	—	—	—	—	—	—	—
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	(6,970)	—	—	—	(6,970)
Exercise of the series A-1 and series A-2 preferred stock warrant	—	—	—	—	2,534,239	—	56,312	—	—	—	56,312
Stock-based compensation	—	—	—	—	—	—	4,849	—	—	—	4,849
Common stock issued	—	—	—	—	859,227	—	25,383	—	—	—	25,383
Issuance of common stock in connection with initial public offering, net of issuance costs of $15.6 million	—	—	—	—	11,500,000	—	156,841	—	—	—	156,841
Cancellation of shares	—	—	—	—	(117,785)	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	111	111
BALANCE—December 31, 2020	-	$-	17,500	$152,928	24,932,527	$—	$259,427	$(122,353)	$—	$71	$137,145
Net loss	—	—	—	—	—	—	—	(25,325)	—	—	(25,325)
Stock-based compensation	—	—	—	—	—	—	10,321	—	—	—	10,321
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	(16,400)	—	—	—	(16,400)
Common stock issued	—	—	—	—	1,812,394	—	41,641	—	—	—	41,641
Issuance of common stock in connection with follow-on offering, net of issuance costs of $0.6 million	—	—	—	—	2,875,000	—	169,154	—	—	—	169,154
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	(35)	(35)
BALANCE—December 31, 2021	—	$—	17,500	$152,928	29,619,921	$—	$464,143	$(147,678)	$—	$36	$316,501

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net loss	$(25,325)	$(57,949)	$(23,557)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debt	1,135	4,532	1,246
Depreciation and amortization	44,810	37,274	27,705
Amortization of right-of-use asset	8,151	—	—
Stock-based compensation expense	10,321	4,849	4,345
Fair value changes in financial instruments	2,195	20,319	11,160
Fair value changes in business acquisitions contingent consideration	24,372	12,942	1,392
Deferred income taxes	1,709	851	(3,121)
Amortization of deferred financing costs	404	1,810	560
Debt extinguishment costs	4,052	—	—
Other	(599)	278	(363)
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	(36,164)	(19,202)	(6,588)
Prepaid expenses and other current assets	(886)	(956)	(2,461)
Accounts payable and other accrued liabilities	23,996	601	6,085
Accrued payroll and benefits	3,244	6,072	2,248
Payment of contingent consideration and other assumed purchase price obligations	(15,628)	(6,390)	—
Change in operating leases	(7,944)	—	—
Other assets	(262)	(3,181)	(1,609)
Net cash provided by operating activities	$37,581	$1,850	$17,042
INVESTING ACTIVITIES:
Proceeds from property insurance	413	—	360
Purchases of property and equipment	(6,885)	(7,206)	(4,692)
Proceeds received from the sale of property and equipment	597	20	260
Proprietary software development and other software costs	(699)	(570)	(21)
Payment of assumed purchase price obligations	(9,336)	—	(1,520)
Proceeds from net working capital adjustment related to acquisitions	—	1,939	—
Cash paid for acquisitions—net of cash acquired	(55,731)	(173,923)	(81,370)
Net cash used in investing activities	$(71,641)	$(179,740)	$(86,983)
FINANCING ACTIVITIES:
Proceeds from line of credit	109,000	104,390	146,338
Payments on line of credit	(109,000)	(201,980)	(68,747)
Proceeds from term loans	175,000	175,000	—
Repayment of term loans	(173,905)	(49,844)	(1,250)
Payment of contingent consideration and other assumed purchase price obligations	(9,865)	(6,004)	(1,113)
Repayment of finance leases	(2,711)	(2,848)	(1,972)
Proceeds from issuance of common stock in public offerings, net of issuance costs	169,783	161,288	—
Payments of deferred offering costs	(446)	(4,164)
Prepayment premium on credit facility	—	(351)	(435)
Debt issuance cost	(2,590)	(4,866)	—
Proceeds from issuance of common stock for exercised stock options	7,237	408	1,509
Issuance of series A-1 and series A-2 preferred stock and warrant, net of issuance costs	—	173,664	—
Redemption of the series A-1 preferred stock	—	(131,821)	—
Dividend payment to the series A-2 shareholders	(16,400)	(6,970)	—
Collection of notes receivable	—	—	122
Net cash provided by financing activities	$146,103	$205,902	$74,452
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	112,043	28,012	4,511
(continued in next page)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Foreign exchange impact on cash balance	(183)	(15)	(116)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	34,881	6,884	2,489
End of year	$146,741	$34,881	$6,884
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$5,012	$11,947	$5,891
Cash paid for income tax	$412	$171	$1,205
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock deemed dividend—net of return from holders	$—	$24,341	$—
Redemption of preferred stock in common shares	$—	$26,801	$—
Accrued purchases of property and equipment	$790	$432	$975
Property and equipment purchased under finance leases	$1,766	$2,113	$4,347
Accretion of the redeemable series A-1 preferred stock to redeemable value	$—	$17,601	$19,616
Common stock issued to acquire new businesses	$8,320	$25,000	$4,047
Acquisitions unpaid contingent consideration	$35,800	$54,467	$5,402
Acquisitions contingent consideration paid in shares	$26,084	$—	$—
Offering costs included in accounts payable and other accrued liabilities	$183	$—	$1,240

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 80 offices across the United States, Canada and Australia and approximately 2,500 employees as of December 31, 2021.

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

Follow-on Offering—On October 1, 2021, the Company completed a follow-on offering of common stock, in which it sold 2,875,000 shares, including 375,000 shares issued pursuant to the underwriters full exercise on October 5, 2021 of the underwriters’ option to purchase additional shares, at a price to the public of $62.00 per share, resulting in net proceeds to the Company of approximately $169.8 million after deducting underwriting discounts of $8.5 million. Additionally, the Company offset $0.6 million of deferred follow-on offering costs against follow-on proceeds recorded to additional paid in capital. These deferred follow-on offering costs were directly attributable to the follow-on offering in accordance with Staff Accounting Bulletin Topic 5: Miscellaneous Accounting.

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

The Company’s variable rate borrowings under its Credit Facility (Note 14) is tied to market indices and, thus, approximate fair value. The estimated fair value of the long-term debt under the credit facility is based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities.

Impairment of Long-Lived Assets—Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property and equipment should be assessed. When such events or changes in circumstances are present, the Company estimates the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, the Company recognizes an impairment based on the fair value of such assets. As of December 31, 2021 and 2020, management determined that there was no impairment of long-lived assets.

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

Goodwill—Goodwill is not amortized but instead qualitatively or quantitively tested for impairment at least annually should an event or circumstances indicate that a reduction in fair value of the reporting unit may have occurred during the year, goodwill would also be tested at such occasion. The Company performs its goodwill test at the reporting unit level. If necessary, the goodwill quantitative impairment test is performed on October 1 every year.

The annual evaluation for impairment of goodwill may include a qualitative assessment, also referred to as step zero, or proceeds directly to a two-step quantitative test. The qualitative impairment analysis consists of evaluating macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, relevant entity specific events, events affecting a specific report unit, and, sustained decrease in the share price events and/or circumstances to access whether it is more likely than not that the fair value of a reporting unit is less than its carrying value amount. In the quantitative analysis, the first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value exceeds its carrying amount, these assets are not considered impaired and the second step of the test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step measures the impairment loss, if any. The second step compares the implied fair value of goodwill with its carrying amount. The implied fair value of goodwill is determined in the same manner as used in determining the fair value of assets recognized in a business combination. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

During 2021, the Company performed a qualitative goodwill impairment analysis and concluded it was not more likely than not that the fair value of any of the Company’s reporting units were less than their respective carrying amounts and thus determined that no impairment existed as of the testing date.

Based on the analysis performed, management determined that no impairment of goodwill existed as of the testing dates (October 1, 2021 and October 1, 2020). Also, no triggering events or changes in circumstances occurred during the period October 1, 2021 through December 31, 2021 that would warrant retesting goodwill for impairment.

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

Embedded Derivatives—Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. During 2019, the Company recorded an embedded derivative related to the contingent put option attached to the Redeemable Series A-1 Preferred Stock which was subsequently de-recognized and written off in 2020 with the payoff of the Series A-1 Preferred Stock (Note 17). During 2020, the Company recorded a compound embedded derivative related to the Convertible and Redeemable Series A-2 Preferred Stock (Note 18).

These embedded derivatives were bifurcated, accounted for at its fair value and presented separately on the consolidated statements of financial position. Changes in fair value of the embedded derivatives were recognized as a component of other expense on the Company’s consolidated statements of operations.

Foreign Currency—The Company has operations in the United States, Canada, Australia and Europe. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the exchange rate as of the date of the consolidated statement of financial position and equity is translated using historical rates. Adjustments resulting from the translation of the consolidated financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net income loss and instead are accumulated in a separate component of stockholders’ equity (deficit). Foreign exchange transaction gains and losses are included in selling, general and administrative expense on the consolidated statements of operations.

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

There are inherent uncertainties in the estimation process for cost to cost contracts, as the estimation of total contract costs and estimates to complete is complex, subject to many variables, and requires judgment. It is possible that estimates of costs to complete a performance obligation will be revised in the near-term based on actual progress and costs incurred. These uncertainties primarily impact the Company’s contracts in the Remediation and Reuse segment including those contracts associated with Emerging Compounds Treatments Technologies, Inc. which was acquired in August 2020 and biogas projects.

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

Selling, General and Administrative Expense—Selling, general and administrative expenses consist of indirect costs, including management and executive compensation, corporate costs related to finance, accounting, human resources, information technology, legal, administrative, safety, professional services, rent and other general expenses.

Offering Costs, Initial Public Offering Expense and Follow-On Offering Expense—The offering costs associated with the IPO and October 2021 follow-on offering mainly consisted of legal, accounting and filing fees. Total IPO and follow-on offering costs of $4.2 million and $0.6 million, respectively, were deferred through the date of the IPO and follow-on offering, and then capitalized and offset against proceeds received. IPO and follow-on offering expenses that were determined to be non-capitalizable were expensed as incurred.

Stock-Based Compensation—The Company currently sponsors two stock incentive plans that allow for issuance of employee stock options, restricted stock awards, restricted stock units and stock appreciation rights awards. Under one of the plans, there are certain awards that were issued to non-employees in exchange for their services and are accounted for under ASC 505, Equity-Based Payments to Non-Employees. ASC 505 requires that the fair value of the equity instruments issued to a non-employee be measured on the earlier of: (i) the performance commitment date or (ii) the date the services required under the arrangement have been completed. The fair value of the remaining stock-based payment awards is expensed over the vesting period of each tranche on a straight-line basis. Any modification of an award that increases its fair value will require the Company to recognize additional expense. The fair value of stock options under its employee stock incentive plan are estimated as of the grant date using the Black-Scholes option valuation model, which is affected by its estimates of the fair value of common stock, risk-free interest rate, its expected dividend yield, expected term and the expected share price volatility of its common shares over the expected term. No dividend rates are used in the calculation as these are not applicable to the Company. Forfeitures are recognized as incurred. Employee options are accounted for in accordance with the guidance set forth by ASC 718, Stock Based Compensation. The fair value of stock appreciation rights is estimated at the grant date using the geometric Brownian motion model. This process has been widely used to model stock prices and is the underpinning of the Black-Scholes option pricing model and other extensions of the Random Walk Hypothesis of stock price movements and the Efficient Market Hypothesis. The Company's current intent and ability is to settle the stock appreciation rights awards in common stock and, as such, accounts for the awards as equity classified awards.

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

The Company records uncertain tax positions on the basis of the two-step process in which (i) it determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions as of December 31, 2021 and 2020. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

3. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements— Through the end of the year ended December 31, 2021, the Company qualified as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and therefore has historically taken advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. The Company has elected to use this extended transition period under the JOBS Act. The effective dates shown below reflect the election to use the extended transition period. However, as of the end of the year ended December 31, 2021, the Company no longer qualified as an emerging growth company. The adoption dates discussed below are based on the Company no longer qualifying as an emerging growth company.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and clarifies and amends certain guidance to promote consistent application. The standard was adopted as of January 1, 2021 and did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to trade receivables. The new guidance was adopted as of December 31, 2021 and did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to improve financial reporting regarding leasing transactions. In June 2021, with an effective adoption date of January 1, 2021, the Company adopted ASU No. 2016-02, using the modified retrospective transition approach with a cumulative effect adjustment to the income statement as of the date of adoption (Note 7). As a result of electing the modified retrospective approach, the Company is not required to restate comparative periods for the effects of ASC 842. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability, regardless of lease classification. The Company elected the package of practical expedients, which allows it not to have to reassess previous conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected to not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less and elected the practical expedient to not separate lease and non-lease components for all of its leases. As of adoption date, the Company recognized operating lease right-of-use assets, current operating lease liabilities and operating lease liabilities, net of current portion of $24.6 million, $7.3 million and $17.3 million, respectively. The Company recognized finance lease right-of-use assets, current finance lease liabilities and finance lease liabilities, net of current portion of $7.2 million, $2.9 million and $4.6 million, respectively.

Recently Issued Accounting Pronouncements Not Yet Adopted— In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

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

Disaggregation of Revenue—The Company disaggregates revenue by its operating segments. The Company believes disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue disclosures are provided in Note 21, Segment Information.

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

The following table presents the Company’s contract balances as of December 31:

	2021	2020
Contract assets	$40,139	$38,576
Contract liabilities	27,907	6,114

Contract assets acquired through business acquisitions amounted to $0.5 million and $6.5 million as of December 31, 2021 and 2020, respectively. Contract liabilities acquired through business acquisitions amounted to $0.5 million and zero as of December 31, 2021 and 2020, respectively.

Revenue recognized during the year ended December 31, 2021, included in the contract liability balance at the beginning of the year was $4.1 million. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior periods during the year ended December 31, 2021 was not material.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of December 31, 2021, and 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $108.7 million and $24.4 million, respectively. As of December 31, 2021, the Company expected to recognize approximately $87.5 million of this amount as revenue within the next year and $21.2 million the year after.

Accounts Receivable, Net—Accounts receivable, net as of December 31, consisted of the following:

	2021	2020
Accounts receivable, invoiced	$101,709	$57,228
Accounts receivable, other	1,385	1,139
Allowance for doubtful accounts	(4,581)	(4,265)
Accounts receivable—net	$98,513	$54,102

The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable are shown on the face of the consolidated statements of financial position, net of an allowance for doubtful accounts. The allowance for doubtful accounts is established at the origination of an account in accordance with ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). ASC 326 requires the Company to estimate the lifetime expected credit losses on such instruments and to record an allowance to offset the receivables. In determining the allowance for doubtful accounts, the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends. During the first quarter of 2020, there was a global outbreak of a new strain of coronavirus, COVID-19. The COVID-19 pandemic has added uncertainty to the collectability of certain receivables, particularly in industries hard hit by the pandemic. As a result, the Company recorded $6.3 million of bad debt reserve during the first quarter of 2020. The bad debt adjustment included a $5.5 million reserve for one customer in the Company’s Remediation and Reuse segment in which management concluded to discontinue select service lines as of June 30, 2020 (Note 21).

The Company has one customer who accounted for 10.0% of revenue for the year ended December 31, 2021. The Company did not have any customers that exceeded 10.0% of revenue during the years ended December 31, 2020 and 2019. The Company has one customer who accounted for 23.1% and 10.2% of our gross accounts receivable as of December 31, 2021 and 2020, respectively. The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense	Charged to Allowance	Other(1)	Ending Balance
Year ended December 31, 2021	$4,265	$1,135	$(1,548)	$729	$4,581
Year ended December 31, 2020	1,327	4,532	(2,633)	1,039	4,265
Year ended December 31, 2019	453	1,246	(546)	175	$1,327

(1)	This amount consists of additions to the allowance due to business acquisitions.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of December 31, consisted of the following:

	2021	2020
Deposits	$843	$708
Prepaid expenses	4,675	3,510
Supplies	2,439	2,491
Prepaid and other current assets	$7,957	$6,709

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

Property and equipment, net, as of December 31, consisted of the following:

	Estimated Useful Life	2021	2020
Lab and test equipment	7 years	$18,581	$18,631
Vehicles	5 years	5,414	13,320
Equipment	3-7 years	35,148	32,177
Furniture and fixtures	7 years	2,844	2,938
Leasehold improvements	7 years	7,268	6,767
Aircraft	10 years	931	834
Building	39 years	2,975	2,975
		73,161	77,642
Land		725	725
Construction in progress		2,342	219
Less accumulated depreciation		(44,707)	(44,187)
Total property and equipment—net		$31,521	$34,399

Total depreciation expense for property and equipment, net included on the consolidated statements of operations was $6.4 million, $8.4 million and $7.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Total property and equipment, net as of December 31, 2020 included $7.2 million related to financed assets, which, following the adoption of ASC 842, are presented as part of finance lease right -of-use asset, net (Note 7) and excluded from property and equipment, net on the face of the consolidated statement of financial position as of December 31, 2021.

7. LEASES

Leases are classified as either finance or operating leases based on criteria in ASC 842. The Company has finance leases for its vehicle and equipment leases and operating leases for its real estate space and office equipment leases. The Company’s operating and finance leases generally have original lease terms between 1 year and 15 years, and in some instances include one or more options to renew. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company currently considers some of its renewal options to be reasonably certain to be exercised. Some leases also include early termination options, which can be exercised under specific conditions. The Company does not have material residual value guarantees or restrictive covenants associated with its leases.

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

Total rent expense under operating leases was $8.7 million and $7.6 million for the year ended December 31, 2020 and 2019, respectively and was included in selling, general and administrative expense on the consolidated statement of operations. The amortization of assets under finance leases for the years ended December 31, 2020 and 2019 were $2.2 million and $1.5 million, respectively and was included in depreciation and amortization on the consolidated statements of operations.

The components of lease expense were as follows:

	Statement of Operations Location	December 31, 2021
Operating lease cost
Lease cost	Selling, general and administrative expense	$8,760
Variable lease cost	Selling, general and administrative expense	367
Total operating lease cost		$9,127

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	$3,227
Interest on lease liabilities	Interest expense—net	401
Total finance lease cost		3,628
Total lease cost		$12,755

Supplemental cash flows information related to leases was as follows:

December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in finance leases	$401
Operating cash flows used in operating leases	8,531
Financing cash flows used in finance leases	3,191

Lease liabilities arising from new ROU assets
Operating leases	$7,037
Finance leases	4,929

Weighted average remaining lease terms and weighted average discount rates were:

	December 31, 2021
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.06	3.16
Weighted average discount rate	2.60%	4.94%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	December 31,
	Operating Leases	Finance Leases
2022	$7,408	$3,878
2023	5,169	2,855
2024	3,665	1,857
2025	2,655	958
2026 and thereafter	6,511	464
Total undiscounted future minimum lease payments	25,408	10,012
Less imputed interest	(1,661)	(744)
Total discounted future minimum lease payments	$23,747	$9,268

8. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired several businesses during the years ended December 31, 2021, 2020 and 2019. The results of each of those acquired businesses are included in the consolidated financial statements beginning on the respective acquisition dates. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

The identifiable intangible assets for acquisitions are valued using the excess earnings method discounted cash flow approach for customer relationships, the relief from royalty method for trade names, the patent, external proprietary software and developed technology, the “with and without” method for covenants not to compete and the replacement cost method for the internal proprietary software by incorporating Level 3 inputs as described under the fair value hierarchy of ASC 820. These unobservable inputs reflect the Company’s own assumptions about which assumptions market participants would use in pricing an asset on a non-recurring basis. These assets will be amortized over their respective estimated useful lives.

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

Transaction costs related to business combinations totaled $2.1 million, $4.3 million and $2.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. These costs are expensed within selling, general and administrative expense in the accompanying consolidated statements of operations.

2021 Acquisitions

MSE Group, LLC (“MSE”)—In January 2021, the Company completed the acquisition of MSE Group, LLC by acquiring 100.0% of its membership interests. MSE is a provider of environmental assessment, permitting and remediation services primarily to the U.S. federal government. MSE is based in Orlando, FL with additional offices in Tampa, Orlando, Jacksonville, San Antonio, TX, and Wilmington, NC, and satellite locations nationwide. The upfront cash payment made to acquire MSE was funded through cash on hand and the common stock portion of the purchase price was funded through the issuance of 71,740 shares of common stock.

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

Environmental Intelligence, LLC (“EI”) —In July 2021, the Company completed the acquisition of Environmental Intelligence, LLC (“EI”) by acquiring 100.0% of its membership interests. EI provides environmental consulting services and is recognized for its innovative work in wildlife mitigation and biological assessments. EI is based in Laguna Beach, CA and enhances Montrose’s ecological planning and service capabilities in California and the US West Coast. The upfront cash payment made to acquire EI was funded through cash on hand and the common stock portion of the purchase price was funded through the issuance of 43,100 shares of common stock.

SensibleIoT, LLC (“Sensible”) —In August 2021, the Company completed the business acquisition of SensibleIoT, LLC (“Sensible”) by acquiring 100.0% of its membership interests. Sensible is a technology platform that connects sensors and sources of environment data to a central, proprietary database that enables real-time client interaction. Sensible provides Montrose with an advanced ability to integrate environmental services and enhance environmental data analytics for clients. The upfront cash payment made to acquire Sensible was funded through cash on hand and the common stock portion of the purchase price was funded through the issuance of 19,638 shares of common stock.

Environmental Chemistry, Inc. (“ECI”) —In October 2021, the Company completed the business acquisition of Environmental Chemistry, Inc. (“ECI”) by acquiring 100.0% of its common stock. ECI provides a full suite of environmental laboratory analytical services to industrial, governmental, and engineering/consulting clients.

Combined with the Company’s existing Houston, TX laboratory, ECI (located also in Houston, TX) will enable Montrose to provide air, water and soil analytical services in the gulf coast region. The upfront cash payment made to acquire ECI was funded through cash on hand.

Horizon Water and Environment, LLC (“Horizon”)— In November 2021, the Company completed the business acquisition of Horizon Water and Environment, LLC (“Horizon”) by acquiring 100.0% of its membership interests. Horizon is an environmental consulting firm specializing in planning, watershed science, and environmental compliance for water and natural resource projects. The upfront cash payment made to acquire Horizon was funded through cash on hand and the common stock portion of the purchase price was funded through the issuance of 34,921 shares of common stock.

The following table summarizes the elements of purchase price of the acquisitions completed during 2021:

	Cash	Common Stock	Other Purchase Price Component Current	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
MSE	$9,082	$2,271	$10,701	$1,551	$253	$23,858
EI	20,721	2,274	(63)	—	—	22,932
All other 2021 acquisitions	29,683	3,775	1,290	1,250	4,350	40,348
Total	$59,486	$8,320	$11,928	$2,801	$4,603	$87,138

The other purchase price components of the MSE purchase price consist of a surplus working capital amount on the date of close, a seller make-whole for taxes related to a 338(h)(10) election, an integration payment liability and a purchase price true up related to MSE’s financial performance in the fourth quarter of 2020. The other purchase price components of the EI purchase price consist of a surplus working capital amount on the date of close. The other purchase price components of all the other acquisitions purchase price mainly consist of surplus/deficit working capital amounts and 338(h)(10) election liabilities. Certain of the closing working capital surplus/deficit amounts have not been finalized at this time.

The Company may be required to make up to $6.9 million in aggregate earn-out payments between the years 2022 and 2025 in connection with the acquisitions of Vista, Sensible and ECI. The Company paid the MSE surplus working capital amount and the purchase price true up in April 2021.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	MSE	EI	All Other 2021 Acquisitions	Total
Cash	$2,810	$250	$695	$3,755
Accounts receivable and contract assets	2,980	4,675	3,714	11,369
Other current assets	31	84	289	404
Current assets	5,821	5,009	4,698	15,528
Property and equipment	513	32	1,168	1,713
Operating lease right-of-use asset—net	740	106	2,233	3,079
Customer relationships	8,720	10,265	12,557	31,542
Trade names	521	996	1,948	3,465
Covenants not to compete	922	511	1,248	2,681
Acquired technology	—	—	321	321
Goodwill	8,176	8,768	20,333	37,277
Total assets	25,413	25,687	44,506	95,606
Current liabilities	1,007	2,719	2,353	6,079
Operating lease liability—net of current portion	548	36	1,805	2,389
Total liabilities	1,555	2,755	4,158	8,468
Purchase price	$23,858	$22,932	$40,348	$87,138

For the acquisitions completed during the year ended December 31, 2021, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s consolidated statement of operations for the year ended December 31, 2021 includes revenue and pre-tax income of $33.7 million and $0.8 million, respectively, related to these acquisitions. MSE is included in the Company’s Remediation and Reuse segment, Vista, Sensible and ECI are included in the Company’s Measurement and Analysis segment and EI and Horizon are included the Company’s Assessment, Permitting and Response segment.

The weighted average useful lives for the acquired companies’ identifiable intangible assets are as follows:

	Customer Relationships	Tradenames	Covenants Not to Compete	Developed Technology
MSE	2-7	2	5	n/a
EI	10	5	5	n/a
All other 2021 acquisitions	10	n/a-3	n/a-5	n/a-5

        Goodwill associated with all of these acquisitions is deductible for income tax purposes.

2020 Acquisitions

The Center for Toxicology and Environmental Health, L.L.C.—In April 2020, the Company completed the acquisition of The Center for Toxicology and Environmental Health, L.L.C. (“CTEH”) by acquiring 100.0% of its membership interests. CTEH is an environmental consulting company headquartered in Arkansas that specializes in environmental response and toxicology. The cash payment made to acquire CTEH was funded through the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 18) and the common stock portion of the purchase price was funded through the issuance of 791,139 shares of common stock.

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

The following table summarizes the elements of purchase price of the acquisitions completed during 2020:

	Cash	Common Stock	Other Purchase Price Component Current	Other Purchase Price Component Long Term	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
CTEH	$175,000	$25,000	$(1,939)	$—	$34,451	$10,543	$243,055
All other 2020 acquisitions	450	—	50	100	210	—	810
Total	$175,450	$25,000	$(1,889)	$100	$34,661	$10,543	$243,865

CTEH first year earnout was calculated at twelve times CTEH’s 2020 EBITDA (as defined in the purchase agreement) in excess of $18.3 million, with a maximum first year earn-out payment of $50.0 million, which was fully achieved. The second year earn-out was calculated at ten times CTEH’s 2021 EBITDA in excess of actual 2020 EBITDA (with actual 2020 EBITDA subject to a minimum of $18.3 million and a maximum of $22.5 million), with a maximum second year earn-out payment of $30.0 million, which was fully achieved. The 2020 earn out was initially payable 100.0% in common stock, but as a result of the completion of the Company’s IPO (Note 1), at the Company’s election, 50.0% was payable in cash. In April 2021, the 2020 earn-out payment was made with 50.0% paid in cash and the remaining 50.0% paid in common stock of the Company (Notes 15 and 19). The 2021 earn-out is 100.0% payable in cash.

The purchase price attributable to the acquisitions was allocated as follows:

	CTEH	All Other 2020 Acquisitions	Total
Cash	$1,527	$—	$1,527
Accounts receivable and contract assets	17,059	—	17,059
Other current assets	1,265	—	1,265
Current assets	19,851	—	19,851
Property and equipment	7,042	75	7,117
Customer relationships	56,000	—	56,000
Trade names	4,200	—	4,200
Covenants not to compete	4,000	109	4,109
Proprietary software	14,700	—	14,700
Goodwill	146,983	626	147,609
Total assets	252,776	810	253,586
Current liabilities	9,721	—	9,721
Total liabilities	9,721	—	9,721
Purchase price	$243,055	$810	$243,865

For the acquisitions completed during the year ended December 31, 2020, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s consolidated statement of operations for the year ended December 31, 2020 includes revenue and pre-tax income of $82.4 million and $11.7 million, respectively, related mainly to the CTEH acquisition. CTEH, LEED and AETC are included in the Company’s Assessment, Permitting and Response, Remediation and Reuse and Measurement and Analysis segments, respectively.

The weighted average useful lives for the CTEH acquired customer relationships, internal proprietary software, acquired tradenames, covenants not to compete and external proprietary software are 15 years, 3 years, 5 year, 5 years and 5 years, respectively. The weighted average useful lives for the acquired covenants not to compete for the other acquisitions is 4 years.

Goodwill associated with these three acquisitions is deductible for income tax purposes.

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

The following table summarizes the elements of purchase price of the 2019 acquisitions:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
ECT2	$54,037	$—	$(220)	$—	$53,817
All other 2019 acquisitions	33,248	4,047	1,670	5,401	44,366
Total	$87,285	$4,047	$1,450	$5,401	$98,183

The purchase price attributable to the acquisitions was allocated as follows:

	ECT2	All Other 2019 Acquisitions	Total
Cash	$3,149	$2,137	$5,286
Restricted cash	629	—	629
Accounts receivable and contract assets	1,707	3,751	5,458
Other current assets	498	61	559
Current assets	5,983	5,949	11,932
Property and equipment	776	3,288	4,064
Customer relationships	13,840	12,748	26,588
Trade names	1,008	659	1,667
Covenants not to compete	3,360	2,083	5,443
Proprietary software	—	2,560	2,560
Patent	17,479	—	17,479
Goodwill	16,395	20,227	36,622
Total assets	58,841	47,514	106,355
Current liabilities	5,024	977	6,001
Non- current liabilities	—	2,171	2,171
Total liabilities	5,024	3,148	8,172
Purchase price	$53,817	$44,366	$98,183

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

Supplemental Unaudited Pro-Forma—The unaudited consolidated financial information summarized in the following table gives effect to the 2021, 2020, and 2019 acquisitions assuming they occurred on January 1, 2019. These unaudited consolidated pro forma operating results include results from certain acquired companies that have not been audited and whose accounting policies prior to acquisition may differ from those of the Company. As a result, these unaudited consolidated pro forma operating results may not be comparable to revenues and earnings had these consolidated pro forma results been audited and consistent accounting policies applied. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro forma operating results include the results from Discontinued Service Lines through the date of discontinuance. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2019, nor does the information project results for any future period.

	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
2021
Revenues	$546,413	$21,140	$567,553
Net (loss) income	(25,325)	3,218	(22,107)
2020
Revenues	$328,243	$83,808	$412,051
Net (loss) income	(57,949)	19,018	(38,931)
2019
Revenues	$233,854	$185,463	$419,317
Net (loss) income	(23,557)	47,761	24,204

During the first quarter of 2020, the Company determined to reduce the footprint of its environmental lab in Berkeley, California, and to exit its non-specialized municipal water engineering service line and its food waste biogas engineering service line, (together, “the Discontinued Service Lines”). Revenues from Discontinued Service Lines included in revenues in the above table were zero, $3.8 million and $18.4 million in the years ended December 31, 2021, 2020 and 2019, respectively.

9. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill as of December 31, are as follows:

	Assessment, Permitting and Response	Measurements and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2020	$162,156	$69,054	$43,457	$274,667
Goodwill acquired during the year	14,385	14,716	8,176	37,277
Balance as of December 31, 2021	$176,541	$83,770	$51,633	$311,944

Amounts related to finite-lived intangible assets as of December 31, are as follows:

2021	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2–15 years	$196,323	$74,010	$122,313
Covenants not to compete	4–5 years	32,622	25,113	7,509
Trade names	1–5 years	20,403	15,139	5,264
Proprietary software	3–5 years	22,077	11,155	10,922
Patent	16 years	17,479	2,490	14,989
Total other intangible assets—net		$288,904	$127,907	$160,997

2020	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	7–15 years	$164,782	$53,446	$111,336
Covenants not to compete	4–5 years	29,942	21,469	8,473
Trade names	1–5 years	16,938	12,849	4,089
Proprietary software	3–5 years	21,007	6,132	14,875
Patent	16 years	17,479	1,398	16,081
Total other intangible assets—net		$250,148	$95,294	$154,854

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $35.2 million, $28.9 million and $20.0 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

2022	32,185
2023	26,036
2024	21,978
2025	15,457
2026 and thereafter	65,341
Total	$160,997

10. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following as of December 31:

	2021	2020
Accounts payable	$24,167	$15,481
Accrued expenses	14,906	11,469
Other business acquisitions purchase price obligations	502	50
Contract liabilities	27,907	6,114
Other current liabilities	1,454	1,507
Total accounts payable and other accrued liabilities	$68,936	$34,621

11. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following as of December 31:

	2021	2020
Accrued bonuses	$13,438	$5,416
Accrued paid time off	1,144	2,067
Accrued payroll	6,547	9,133
Accrued other	4,842	4,565
Total accrued payroll and benefits	$25,971	$21,181

12. INCOME TAXES

The following is a geographical breakdown of income before the provision for (loss) income taxes as of December 31:

	2021	2020	2019
Pre-tax (loss) income:
Federal	$(24,574)	$(58,140)	$(26,510)
Foreign	958	1,042	(168)
Total	(23,616)	(57,098)	(26,678)

Income tax expense (benefit) for the years ended December 31, is comprised of the following:

	2021	2020	2019
Current:
Federal	$(49)	$(38)	$4
State	271	1,152	289
Foreign	295	490	41
Total	517	1,604	334
Deferred:
Federal	448	(1,184)	(2,323)
State	744	553	(1,132)
Foreign	—	(122)	—
Total	1,192	(753)	(3,455)
Income tax expense (benefit)	$1,709	$851	$(3,121)

The Company’s deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

	2021	2020	2019
Deferred tax assets:
Net operating losses	$16,180	$7,353	$3,850
Allowance for bad debts	1,250	1,231	331
Employee related	1,291	2,553	1,348
Contingent consideration	9,770	3,209	588
ROU assets	8,285	—	—
Other	1,711	170	318
Total deferred tax asset	38,487	14,516	6,435
Deferred tax liabilities:
Intangible assets	(2,467)	(2,918)	(4,825)
Property and equipment	(4,860)	(5,598)	(4,589)
Lease liabilities	(8,144)	—	—
Other	(64)	(604)	(551)
Total deferred tax liability	(15,535)	(9,120)	(9,965)
Valuation allowance	(26,958)	(8,211)	—
Net deferred tax liability	$(4,006)	$(2,815)	$(3,530)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, is as follows:

	2021	2020	2019
Tax completed at federal statutory rate	21.00%	21.00%	21.00%
State tax net of federal benefit	15.41	1.32	2.51
Non- deductible expenses	(0.47)	(1.05)	(1.38)
Equity compensation	31.95	(0.59)	(2.41)
Embedded derivatives and warrant options	(1.97)	(7.43)	(8.79)
Foreign taxes	(0.06)	(0.77)	(0.15)
Federal deferred tax adjustment	6.41	—	—
Change in valuation allowance	(80.26)	(14.30)	—
Other	0.67	0.34	0.92
Effective income tax rate	(7.32)%	(1.48)%	11.70%

The Company elected to account for the global intangible low-taxed income inclusion as a period cost.

The Company recorded a valuation allowance against its US, Australia and Sweden net deferred tax assets as realization of such assets is not more likely than not.  The impact of indefinite lived deferred items was considered in recording such valuation allowance. The increase in the Company’s valuation allowance was $18.7 million during the year ended December 31, 2021.

The Company’s policy is to record any penalties or interest related to any unrecognized tax benefits as a component of the income tax provision. As of December 31, 2021, 2020, and 2019, the Company does not have any unrecognized tax benefits.

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

As of December 31, 2021, federal and state net operating loss carryforwards of approximately $62.3 million and $57.3 million are available to offset future federal and state taxable income, respectively.

Federal net operating loss carryforwards will begin to expire during 2035 while the Company’s state net operating loss carryforwards will begin to expire during various years, dependent on the jurisdiction. Federal net operating losses generated beginning in 2018 are carried forward indefinitely. Therefore, $53.6 million of Federal net operating loss carryforwards will not expire.

The Company is subject to audit by federal and state tax authorities in the ordinary course of business. The Company’s federal income tax returns remain subject to examination for the 2016 through 2021 tax years. The Company files in multiple state jurisdictions which remain subject to examination for the 2015 through 2021 tax years.  The Company is also subject to audit by tax authorities in Canada, Australia, Germany, and Sweden for which returns are subject to examination for various years, dependent on the jurisdiction.

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

13. WARRANT OPTIONS

In October 2018, in connection with the issuance of the Redeemable Series A-1 Preferred Stock, the Company issued a detachable warrant to acquire 534,240 shares of common stock at a price of $0.01 per share at any given time during a period of ten years beginning on the instrument’s issuance date.

In April 2020, in connection with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock, the Company issued a detachable warrant to acquire 1,351,960 shares of common stock at a price of $0.01 per share at any time following the occurrence of a qualifying IPO, a sale of the Company, or a redemption in full of the Series A-2 preferred stock (each, an “Adjustment Event”), with an expiration date of ten years from the instrument’s issuance date. The number of shares underlying the warrant and issuable upon exercise was subject to adjustment based upon the price per share of common stock upon the occurrence of an Adjustment Event (Note 18) to reflect an aggregate value of $30.0 million.

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

Fair value loss recorded in other expense on the consolidated statements of operations was $9.3 million and $4.1 million for the year ended December 31, 2020 and 2019, respectively.

14. DEBT

Debt as of December 31, consisted of the following:

	2021	2020
Term loan facility	$175,000	$173,906
Revolving line of credit	—	—
Finance leases	—	3,088
Equipment line of credit	—	3,018
Less deferred debt issuance costs	(2,244)	(4,108)
Total debt	172,756	175,904
Less current portion of long-term debt	(10,938)	(5,583)
Long-term debt, less current portion	$161,818	$170,321

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

The 2021 Credit Facility term loan must be repaid in quarterly installments and shall amortize at the following annualized rates that were scheduled to begin with the quarter ended December 31, 2021 and with the remaining balance due and payable in full on April 27, 2026:

	Amortization Table
	Year 1	Year 2	Year 3	Year 4	Year 5
Term Loan	5.0%	5.0%	7.5%	7.5%	10.0%

The first quarterly installment repayment, amounting to $2.2 million, was billed and charged by the lenders on January 26, 2022.

The 2021 Credit Facility term loan and the revolver bear interest subject to the Company’s leverage ratio and LIBOR as follows:

Pricing Tier	Consolidated Leverage Ratio	Senior Credit Facilities LIBOR	Senior Credit Facilities Base Rate	Commitment Fee	Letter of Credit Fee
1	≥ 3.75 to 1.0	2.50%	1.50%	0.25%	2.50%
2	<3.75 to 1.0 but ≥ 3.25 to 1.0	2.25	1.25	0.23	2.25
3	<3.25 to 1.0 but ≥ 2.50 to 1.0	2.00	1.00	0.20	2.00
4	<2.50 to 1.0 but ≥ 1.75 to 1.0	1.75	0.75	0.15	1.75
5	<1.75 to 1.0	1.50	0.50	0.15	1.50

Additionally, the Company may receive an interest rate adjustment of up to 0.05% under the 2021 Credit Facility based on the Company’s performance against certain defined sustainability and environmental, social and governance related objectives.

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants requiring the Company to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending September 30, 2023 and then to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. As of December 31, 2021, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 0.8 times, and the Company was in compliance with all covenants under the 2021 Credit Facility.

The 2021 Credit Facility requires customary mandatory prepayments of the term loan and revolver and cash collateralization of letters of credit, subject to customary exceptions, including 100.0% of the proceeds of debt not permitted by the 2021 Credit Facility, 100.0% of the proceeds of certain dispositions, subject to customary reinvestment rights, where applicable, and 100.0% of insurance or condemnation proceeds, subject to customary reinvestment rights, where applicable. The 2021 Credit Facility also includes customary events of default and related acceleration and termination rights.

The weighted average interest rate on the 2021 Credit Facility for the year ended December 31, 2021 was 2.1%.

The Company’s obligations under the 2021 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

2020 Credit Facility— On April 13, 2020, the Company entered into a Unitranche Credit Agreement (the “2020 Credit Facility”) providing for a new $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility and used the proceeds therefrom to repay all amounts outstanding under the prior senior secured credit facility. The 2020 Credit Facility maturity date was April 2025. Up until October 6, 2020, the term loan and the revolver bore interest at LIBOR plus 5.0% with a 1.0% LIBOR floor or the base rate plus 4.0% and LIBOR plus 3.5% or the base rate plus 2.5%, respectively. Effective October 6, 2020, the Company amended the 2020 Credit Facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged. The revolver was also subject to an unused commitment fee of 0.35%. The term loan had quarterly repayments that started on September 30, 2020 of $0.5 million, increasing to $1.1 million on September 30, 2021 and further increasing to $1.6 million on September 30, 2022, with the remaining outstanding principal amount due on the maturity date.

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

The weighted average interest rate on the 2020 Credit Facility for the year ended December 31, 2020 was 5.8%.

The resulting loss on extinguishment upon repayment of the 2020 Credit Facility amounted to $4.1 million, of which $1.0 million was related to fees paid and $3.1 related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense-net within the consolidated statement of operations for the year ended December 31, 2021.

Prior Senior Secured Credit Facility— The Company’s Senior Secured Credit Facility prior to the 2020 Credit Facility (the “Prior Senior Credit Facility”), which was paid in full in April 2020 via proceeds from the issuance of the 2020 Credit Facility, consisted of a $50.0 million term loan and a $130.0 million revolving credit facility.

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

The Prior Senior Secured Credit Facility was repaid in full on April 13, 2020 via proceeds from the issuance of the 2020 Credit Facility. The resulting loss on extinguishment amounted to $1.4 million, of which $0.4 million was related to fees paid and $1.0 million related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense-net within the consolidated statement of operations for the year ended December 31, 2020.

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

The following is a schedule of the aggregate annual maturities of long-term debt presented on the consolidated statement of financial position, based on the terms of the 2021 Credit Facility:

2022	$10,938
2023	12,031
2024	13,125
2025	16,406
2026	122,500
Total	$175,000

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, the following financial liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	2021	2020
Business acquisitions contingent consideration, current	$31,450	$49,902
Business acquisitions contingent consideration, long-term	4,350	4,565
Conversion option	23,081	20,886
Total	$58,881	$75,353

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Level 3
	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Contingent Put Option	Warrant Options	Total
Balance—at January 1, 2019	$2,754	$—	$—	$—	$12,818	$15,572
Acquisitions	5,022	379	—	—	—	5,401
Changes in fair value included in earnings	1,392	—	—	7,100	4,060	12,552
Payment of contingent consideration payable	(554)	—	—	—	—	(554)
Balance—at December 31, 2019	$8,614	$379	$—	$7,100	$16,878	$32,971
Acquisitions	34,661	10,543	—	—	—	45,204
Series A-2 compound embedded option	—	—	(9,361)	—	—	(9,361)
Issuance of warrant option	—	—	—	—	30,097	30,097
Changes in fair value included in earnings	19,119	(6,177)	30,247	(19,240)	9,312	33,261
Payment of contingent consideration payable	(12,464)	—	—	—	—	(12,464)
Reclass of long term to short term contingent liabilities	180	(180)	—	—	—	—
Write off of the contingent put option	—	—	—	12,140	—	12,140
Exercise of warrant options	—	—	—	—	(56,287)	(56,287)
Foreign currency translation of contingent consideration payment	(208)	—	—	—	—	(208)
Balance—at December 31, 2020	$49,902	$4,565	$20,886	$—	$—	$75,353
Acquisitions	2,801	4,603	—	—	—	7,404
Series A-2 compound embedded option	—	—	2,195	—	—	2,195
Changes in fair value included in earnings	14,111	10,261	—	—	—	24,372
Payment of contingent consideration payable	(50,443)	—	—	—	—	(50,443)
Reclass of long term to short term contingent liabilities	15,079	(15,079)	—	—	—	—
Balance—at December 31, 2021	$31,450	$4,350	$23,081	$—	$—	$58,881

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

Conversion Option—The fair value of the embedded derivative associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 18) was estimated using a “with-and-without” method. The “with-and-without” methodology considers the value of the security on an as-is basis and then without the embedded conversion premium. The difference between the two scenarios is the implied fair value of the embedded derivative. The unobservable input is the required rate of return on the Series A-2. The considerable quantifiable inputs in the valuation relate to the timing of conversions or redemptions.

Contingent Put Option—The fair value of the contingent put option associated with the issuance of the Redeemable Series A-1 Preferred Stock was estimated using a “with-and-without” method. The “with-and-without” methodology considers the value of the security on an as-is basis and then without the embedded contingent put option. The difference between the two scenarios is the implied fair value of the embedded derivative, recorded as the contingent put option liability. In this case the Series A-1 was redeemed on the date of value so the value of the “with” scenario is known. The unobservable input is the required rate of return on the Series A-1 through to maturity in the “without” scenario. The contingent put option was redeemed in July 2020 (Note 17).

Warrant Options—The warrant options were exercised on July 30, 2020 (Note 13). The fair value of the warrant options associated with the issuance of the Redeemable Series A-1 Preferred Stock and the Convertible and Redeemable Series A-2 Preferred Stock was calculated based on the Black-Sholes pricing model using the following assumptions:

July 30, 2020
Common stock value (per share)	$22.22
Expected volatility	44.35%
Risk-free interest rate	0.55%
Expected life (years)	10

The method used to price these liabilities is considered Level 3 due to the subjective nature of the unobservable inputs (common stock value and expected volatility) used to determine the fair value.

16. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2030. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2026 (Note 7).

Other Commitments—The Company has commitments under the 2021 Credit Facility, its equipment line of credit and its lease obligations (Note 7).

Contingencies—The Company is subject to purchase price contingencies related to earn-outs associated with certain acquisitions (Note 8 and 15).

Legal—In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters is not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the Company.

17. REDEEMABLE SERIES A-1 PREFERRED STOCK

On October 19, 2018, the Company issued 12,000 shares of Redeemable Series A-1 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase 534,240 shares of the Company’s common stock. Each preferred share was issued as part of a unit, which consisted of one share of the Redeemable Series A-1 Preferred Stock at $0.01 million per share.

On April 13, 2020, the Company amended and restated the certificate of designation of the Company’s Redeemable Series A-1 Preferred Stock. The most significant changes in the amendment included (i) the Redeemable Series A-1 Preferred Stock became pari passu with the Convertible and Redeemable Series A-2 Preferred Stock (Note 18), (ii) the maturity was extended to October 2024; (iii) the Company could use up to $50.0 million of indebtedness or cash on hand to redeem the Redeemable Series A-1 Preferred Stock, and (iv) upon an IPO, up to 50.0% of accumulated dividends could be paid in shares of common stock and (v) the Company could elect to reduce the three year make whole penalty to a two year make whole penalty if the warrant issued in connection with the issuance of the Redeemable Series A-1 Preferred Stock was redeemed in full at a share price of no less than $31.60. Following a partial redemption of outstanding Redeemable Series A-1 Preferred Stock, the dividend rate of the remaining Redeemable Series A-1 Preferred Stock would be reduced proportionally (between 15.0% and 9.0%) in relation to the proportion of Redeemable Series A-1 Preferred Stock redeemed, with the rate increasing by an additional 1.0% for dividends that are accrued versus paid in cash. Based on a qualitative assessment performed by the Company, the Redeemable Series A-1 Preferred Stock amendments did not represent a significant long-term change to the original terms of the instrument and, therefore, there was no change in the accounting of the instrument.

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

At issuance the Company determined that the detachable warrant (Note 13) and the contingent put option were required to be accounted for separately. The contingent put option change in value of $19.2 million and $7.1 million was recorded to other expense for the years ended December 31, 2020, and 2019, respectively.

18. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. Before the Company’s IPO, each share of Convertible and Redeemable Series A-2 Preferred Stock accrued dividends at the rate of 15.0% per annum, with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that were accrued.  The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $16.4 million and $7.0 million during the year ended December 31, 2021 and 2020, respectively.

At issuance, the Company determined that Convertible and Redeemable Series A-2 Preferred Stock and the detachable warrant (Note 13), were required to be accounted for separately.

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

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to ASC 480 - Distinguishing Liabilities from Equity. However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of December 31, 2021, the Company has determined that a change of control is not probable. Additionally, as of December 31, 2021, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of December 31, 2021, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary. The Convertible and Redeemable

Series A-2 Preferred Stock had an aggregate liquidation preference of $182.2 million as of December 31, 2021 and 2020.

The Convertible and Redeemable Series A-2 Preferred Stock contains embedded features that are required to be bifurcated and are subject to separate accounting treatment from the instrument itself. At issuance, these embedded features consisted of (i) a contingent dividend feature associated with the decrease in the dividend rate upon an IPO and (ii) a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. Upon the Company’s IPO, the embedded derivative only consisted of the conversion option. As of December 31, 2021 and 2020, this conversion embedded feature had a net fair value of $23.1 million and $20.9 million, respectively. The change in value of $2.2 million and $30.2 million for the year ended December 31, 2021 and 2020, respectively, was recorded to other expense.

19. STOCKHOLDERS’ EQUITY (DEFICIT)

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of December 31, 2021 and 2020.

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

Common Stock Issuances, Cancellations and Repurchases—During the years ended December 31, the Company issued, cancelled and repurchased the following shares of common stock:

	2021			2020			2019
	Shares	Average Price per Share	Total	Shares	Average Price per Share	Total	Shares	Average Price per Share	Total
Common stock issued in connection with initial public offering	—	$—	$—	11,500,000	$15.00	172,500	—	$—	$—
Common stock issued in connection with follow-on offering	2,875,000	59.05	169,783	—	—	—	—	—	—
Acquisitions	178,721	46.55	8,320	791,139	31.60	25,000	150,439	26.90	4,047
Redemption of series A-1 preferred stock	—	—	—	1,786,739	15.00	26,801	—	—	—
Exercise of warrant options	67,713	17.19	—	2,534,239	0.01	25	—	—	—
Exercise of options	959,890	7.54	7,237	47,600	8.05	383	27,350	6.16	168
Shares sold	—	—	—	—	—	—	42,415	31.60	1,340
Restricted shares, net	42,263	30.69	—	20,488	24.00	—	12,132	18.82	—
Payment of earn-out liability	539,607	46.33	25,000	—	—	—	—	—	—
Payment of purchase price true up	24,200	44.81	1,084	—	—	—	—	—	—
Cancellation of shares	—	—	—	(117,785)	17.15	—	—	—	—
Total	4,687,394	$45.63	$211,424	16,562,420	$13.64	$224,709	232,336	$24.89	$5,555

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

As of December 31, 2021, there was $170.1 million of total unrecognized stock compensation expense related to unvested options, restricted stock and stock appreciation rights granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average five year period. The following number of shares were authorized to be issued and available for grant as of December 31:

	2017 Plan
	2021	2020	2019
Shares authorized to be issued	3,944,750	2,945,443	997,785
Shares available for grant(1)	23,153	848,241	137,908

	2013 Plan
	2021	2020	2019
Shares authorized to be issued	2,047,269	2,047,269	2,058,619
Shares available for grant	—	—	1,550

(1) In January 2022 the Board of Directors ratified the addition of 1,185,112 shares of common stock to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan (Note 24). Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. Shares available for grant exclude awards of stock appreciation rights approved in December 2021 that are subject to vesting based on the achievement of certain market conditions, which have not yet been, and may not be, achieved. At maximum level of achievement these awards would represent the right to receive an aggregate of 3,000,000 shares of common stock.

Total stock compensation expense for the Plans was as follows:

	2021
	2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$1,482	$—	$—	$10	$1,492
Selling, general and administrative expense	6,552	1,959	307	11	8,829
Total	$8,034	$1,959	$307	$21	$10,321

	2020
	2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$1,441	$—	$—	$136	$1,577
Selling, general and administrative expense	1,793	1,279	—	200	3,272
Total	$3,234	$1,279	$—	$336	$4,849

	2019
	2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$963	$—	$—	$449	$1,412
Selling, general and administrative expense	652	433	—	1,848	2,933
Total	$1,615	$433	$—	$2,297	$4,345

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock—The Company issues restricted stock to certain 2017 Plan participants as Director’s compensation. These shares of restricted stock granted during the years ended December 31, 2021 and 2020 vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

During the year ended December 31, 2021, the Board of Directors approved the grant of 1,671,391 restricted stock units (“RSUs”) to certain executives and selected employees of the Company under the 2017 Plan. These RSUs represent the right to receive one share of the Company’s common stock upon vesting. These incentives were designed by the Board, in coordination with the Company’s compensation advisors, to (i) retain selected employees of the Company for a minimum of 5 years, (ii) reward selected employees for the Company’s significant outperformance and stockholder value creation in 2021, and (iii) provide incentives to selected employees of the Company to accelerate value creation for stockholders and other stakeholders over the next five-year period. With respect to 1,355,182 RSUs, 50.0% will vest on each of the 4th and 5th anniversaries of the date of grant, subject to continued service through each such date. With respect to the remaining 316,209 RSUs (“The Performance-Vested RSUs”), 50.0% will vest on each of the 4th and 5th anniversaries of the date of grant, subject to continued service through each such date and further subject to Company achieving $90.0 million in adjusted EBITDA (as reported) for any trailing twelve-month period from and after December 31, 2022. If the Performance Criteria is not met prior to the 4th anniversary of the date of grant, none of the Performance-Vested RSUs will vest at such time, and if the Performance Criteria is subsequently met prior to the 5th anniversary of the date of grant, all of the Performance-Vested RSUs will vest at such time, subject to continued service through such date. If the Performance Criteria is not met by the 5th anniversary of the date of grant, all of the Performance-Vested RSUs will be forfeited.

During the year ended December 31, 2021, the Board of Directors approved the creation of two supplemental incentive plans (“SI Plans”) for selected employees to reward exceptional performance. These SI Plans provide supplemental bonus opportunities payable in RSUs under the 2017 Plan upon meeting certain financial performance targets. No RSUs have been granted under these SI Plans during the year ended December 31, 2021.

On December 16, 2021, the Board approved and reserved for future issuance an aggregate of 135,517 RSUs (the “Future RSU Pool”) to be granted under the 2017 Plan to certain of its executives and selected employees. Final determination and allocation of the awards under the Future RSU Pool will be determined on December 16, 2025 based on individual performance and continued service through such date. Any RSUs granted under the Future RSU Pool will vest on December 16, 2026, subject to continued service through such date.

Restricted stock activity was as follows:

	For the Year Ended December 31,
	2021			2020			2019
	Shares	Average Price per Share	Total (in thousands)	Shares	Average Price per Share	Total (in thousands)	Shares	Average Price per Share	Total (in thousands)
Shares granted	1,690,700	$66.45	112,347	33,229	$31.60	$1,050	40,000	$24.00	$960

There were 42,263, 22,155 and 12,132 shares of restricted stock that became fully vested and were released as unrestricted shares of common stock during the years ended December 31, 2021, 2020, and 2019, respectively.

There were zero shares of restricted stock that were forfeited during the years ended December 31, 2021 and 2019. There were 1,667 forfeitures of restricted shares during the year ended December 31, 2020. There were an aggregate of 1,957,873, 267,173, and 239,893, restricted shares outstanding as of December 31, 2021, 2020, and 2019, respectively.

Stock Appreciation Rights— During the year ended December 31, 2021, the Board of Directors approved the grant of 3,000,000 units of stock appreciation rights (“SARs”) to certain executives and selected employees under the 2017 Plan. These SARs represent the right to receive, upon exercise, a payment equal to the excess of (a) the fair market value of one share of the Company’s common stock, over (b) an exercise price of $66.79, payable, at the Company’s election, in cash or shares of common stock. These SARs vest on the 5th anniversary of the date of grant based on achievement of performance hurdles over a five year period, subject to continued service on the vesting date. The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the following stock prices:

SARs Stock Price Performance Hurdle	Portion of SARs Subject to Performance Hurdle
$133.58	1/3
$166.98	1/3
$200.37	1/3

The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date. The SARs expire 10 years after the grant date. The fair value of these SARs at the grant date was $46.0 million.

Options—Options issued to all optionees under the 2017 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the Board of Directors) as follows: one half on the second anniversary of date of grant and the remaining half on the fourth anniversary of the date of grant, with the exception of certain annual grants to certain executive officers, which vest annually over a 3-year period. The following summarizes the options activity of the 2017 Plan for the years ended December 31, 2021, 2020 and 2019:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options (in Thousands)
Outstanding January 1, 2019	257,762	$20	$10	—	$1,151
Granted	380,820	27	14	—	—
Forfeited/cancelled	(20,730)	20	—	—	—
Outstanding at December 31, 2019	617,852	$24	$12	7.82	$4,696
Granted	1,243,027	22	12	—	—
Forfeited/cancelled	(17,225)	22	—	—	—
Expired	(2,500)	18	—	—	—
Exercised	(925)	14	—	—	8
Outstanding at December 31, 2020	1,840,229	$23	$12	9.09	$15,598
Granted	300,620	44	23	—	—
Forfeited/cancelled	(33,875)	28	—	—	—
Expired	(1,550)	19	—	—	—
Exercised	(68,695)	22	—	—	2,169
Outstanding at December 31, 2021	2,036,729	$26	$14	8.30	$91,030
Exercisable at December 31, 2021	349,316	28	—	7.33	15,022
Options vested and expected to vest	2,036,729	26	—	8.30	91,030

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation for the years ended December 31:

	2021	2020	2019
Common stock value (per share)	$44.28	$21.81	$26.97
Expected volatility	55.34%	46.59%	48.13%
Risk- free interest rate	0.82%	0.65%	2.06%
Expected life (years)	5.5-7.0	7	7
Forfeiture rate	None	None	None
Dividend rate	None	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan for the years ended December 31, 2021, 2020 and 2019:

					Aggregate
		Weighted-	Weighted	Weighted	Intrinsic Value
	Options to Purchase	Average Exercise	Average Grant Date	Average Remaining	of In-The- Money
	Common	Price per	Fair Value	Contract Life	Options
	Stock	Share	per Share	(in Years)	(in Thousands)
Outstanding January 1, 2019	1,900,404	$6	$1	7.30	$33,290
Forfeited/cancelled	(10,635)	8	—	—	—
Expired	(6,950)	8	—	—	—
Exercised	(27,350)	6	—	—	—
Outstanding at December 31, 2019	1,855,469	$6	$1	6.40	$46,617
Forfeited/cancelled	(7,500)	10	—	—	—
Expired	(11,300)	6	—	—	—
Exercised	(48,800)	8	—	—	908
Outstanding at December 31, 2020	1,787,869	$6	$1	5.40	$43,867
Expired	(625)	6	—	—	—
Exercised	(889,570)	6	—	—	45,161
Outstanding at December 31, 2021	897,674	$6	$2	4.37	$57,529
Exercisable at December 31, 2021	897,674	6	—	4.37	57,529
Options vested and expected to vest	897,674	6	—	4.37	57,529

Total shares outstanding from exercised options were 1,209,090 shares, 249,200 shares and 201,600 shares as of December 31, 2021, 2020 and 2019.

Common Stock Reserved for Future Issuances—At December 31, the Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	2021	2020	2019
Warrants	—	116,350	650,590
Montrose 2013 Stock Incentive Plan	2,047,269	2,047,269	2,058,619
Montrose 2017 Stock Incentive Plan(1)	6,921,597	2,945,443	997,785
Common stock reserved for future issuance	8,968,866	5,109,062	3,706,994

(1) In January 2022, the Board of Directors ratified the addition of 1,185,112 shares of common stock to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan (Note 24). Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards. Shares reserved for future issuance include an assumed 3,000,000 shares with respect to the stock appreciation rights units grant made in December 2021 at maximum level of achievement, but that are subject to vesting based on the achievement of certain market conditions, which have not yet been, and may not be, achieved.

20. NET LOSS PER SHARE

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. During the year ended December 31, 2019, up until the warrant options were exercised (Note 13), shares issuable in connection with the warrant options were considered outstanding common shares for purposes of calculating basic net loss per share since they did not contain any conditions that must be satisfied for the holder to exercise the warrant. Potentially dilutive shares are comprised of restricted stock and shares of common stock underlying stock options outstanding under the Plans and warrants (other than warrant options) to purchase common stock. During the years ended December 31, 2021, 2020, and 2019, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

In thousands, except for net loss per share	2021	2020	2019
Net loss	$(25,325)	$(57,949)	$(23,557)
Accretion of redeemable series A-1 preferred stock	—	(17,601)	(19,616)
Redeemable series A-1 preferred stock deemed dividend	—	(24,341)	—
Convertible and redeemable series A-2 preferred stock dividend	(16,400)	(6,970)	—
Net loss attributable to common stockholders – basic and diluted	(41,725)	(106,861)	(43,173)
Weighted-average common shares outstanding – basic and diluted	26,724	16,479	8,789
Net loss per share attributable to common stockholders – basic and diluted	$(1.56)	$(6.48)	$(4.91)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31:

	2021	2020	2019
Stock options	1,687,413	2,237,910	2,048,738
Restricted stock	1,693,923	187,989	153,352
SARs	3,000,000	—	—
Warrants	—	116,350	116,350

21. SEGMENT INFORMATION

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

Segment revenues and Adjusted EBITDA for the years ended December 31, consisted of the following:

	2021		2020		2019
	Segment Revenues	Segment Adjusted EBITDA	Segment Revenues	Segment Adjusted EBITDA	Segment Revenues	Segment Adjusted EBITDA
Assessment, Permitting and Response	$261,865	$57,128	$98,521	$24,208	$21,071	$7,572
Measurement and Analysis	153,208	31,270	151,557	39,386	135,531	27,828
Remediation and Reuse	131,340	19,326	78,165	8,938	77,252	9,736
Total Operating Segments	546,413	107,724	328,243	72,532	233,854	45,136
Corporate and Other	—	(30,082)	—	(18,056)	—	(13,641)
Total	$546,413	$77,642	$328,243	$54,476	$233,854	$31,495

Presented below is a reconciliation of the Company’s segment measure to loss before benefit from income taxes for the years ended December 31:

	2021	2020	2019
Total	$77,642	$54,476	$31,495
Interest expense, net	(11,615)	(13,819)	(6,755)
Income tax (expense) benefit	(1,709)	(851)	3,121
Depreciation and amortization	(44,810)	(37,274)	(27,705)
Stock-based compensation	(10,321)	(4,849)	(4,345)
Start-up losses and investment in new services	(4,407)	(2,182)	(1,874)
Acquisition costs	(2,088)	(4,344)	(3,474)
Fair value changes in financial instruments	(2,195)	(20,319)	(11,160)
Fair value changes in business acquisitions contingent consideration	(24,372)	(12,942)	(1,392)
Short term purchase accounting fair value adjustment to deferred revenue	—	(243)	(858)
Public offering expense	—	(7,657)	(610)
Discontinued services (i)	—	(5,662)	—
Expenses related to financing transactions	(50)	(378)	—
Other losses or expenses	(1,400)	(1,905)	—
Net loss	$(25,325)	$(57,949)	$(23,557)

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

22. RELATED-PARTY TRANSACTIONS

The Company previously engaged a related party to provide Quality of Earnings reports on acquisition targets. The Company paid this related party approximately zero, $0.1 million and $0.5 million during the years ended December 31, 2021, 2020, and 2019, respectively, for its services. This expense is included within selling, general and administrative expense on the consolidated statements of operations. As of December 31, 2021 and 2020, the Company had no significant unpaid invoices to this related party, which would be included in accounts payable and other accrued liabilities on the consolidated statements of financial position. The related party used by the Company is partially owned through investment vehicles controlled by certain members of the Company’s Board of Directors. The Company ceased using the services of this related party during 2020.

During the year ended December 31, 2020, the holder of the Redeemable Series A-1 Preferred Stock and Convertible and Redeemable A-2 Preferred Stock became a common stockholder in the Company. On the redemption date of the Redeemable Series A-1 Preferred Stock (Note 17), the Company issued 1,786,739 shares of common stock as dividend payment. Additionally, this related party exercised its warrant options (Note 13), becoming the holder of 2,534,239 additional common shares.

23. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan. As of December 31, 2020, 2019, and 2018, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. Prior to May 22, 2020, the Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 4.0% of the participant’s compensation. Beginning on May 22, 2020, the Company temporarily ceased making employer contributions. Employer contributions were reinstated beginning on April 23, 2021. Employer contributions for years ended December 31, 2021, 2020, and 2019 were $2.6 million, $1.2 million and $2.6 million, respectively, and are included within selling, general, and administrative expense on the consolidated statements of operations.

24. SUBSEQUENT EVENTS

Stock Compensation Plan—On January 19, 2022, the Board of Directors ratified 1,185,112 shares of common stock as the 2022 annual increase to the aggregate number of shares of common stock issuable under the 2017 Plan and reserved and authorized the additional shares for issuance under such 2017 Plan. As a result, total shares reserved and authorized under the 2017 Plan increased to a total of 5,129,862 shares.

Interest Rate Swap—Effective January 27, 2022, the Company entered into an interest rate swap transaction fixing the floating component of the interest rate on $100.0 million of borrowings to 1.39% until January 27, 2025.

Business Acquisitions—On January 31, 2021, the Company completed the business acquisition of Environmental Standards, Inc. (“ESI”) by acquiring 100.0% of its common stock. ESI is a provider of environmental consulting services. ESI is based in Knoxville, TN with satellite locations nationwide. The transaction qualified as an acquisition of a business and will be accounted for as a business combination. The following table summarizes the elements of the purchase price of ESI:

	Cash (1)	Contingent Earnout (2)	Total Purchase Price
ESI	$14,473	$1,777	$16,250

(1) The cash portion of this acquisition’s purchase price was funded through cash on hand.

(2) Represents a potential earnout amount, which is not finalized at this time.

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

Management’s Report on Internal Control Over Financial Reporting

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which require us to include in this Annual Report on Form 10-K, an assessment by management of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Montrose Environmental Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Montrose Environmental Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 1, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below and as set forth under “Information About Our Executive Officers” in Item 1. “Business” the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021. This information will appear in the proxy statement under the headings “The Board of Directors and its Committees – Nominees,” “The Board of Directors and its Committees – Continuing Directors,” “Other Matters – Delinquent Section 16(a) Reports,” “The Board of Directors and its Committees – Committee Charters” and “The Board of Directors and its Committees – Audit Committee.”

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

Item 11. Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021. This information will appear in the proxy statement under the headings “Executive Compensation” and “The Board of Directors and its Committees – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021. This information will appear in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021, with respect to the Company’s existing equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (column (a))		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (column (b))	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (column (c))
Equity compensation plans approved by security holders (1)	2,934,403	(2)	$19.96	1,694,544	(3)

(1)	Includes the Company’s 2013 Amended and Restated Stock Option Plan and the Company’s 2017 Amended and Restated Stock Incentive Plan.

(2)	Excludes unvested restricted stock and SARs awards issued under the Company’s 2017 Amended and Restated Stock Incentive Plan.
(3)

Pursuant to the terms of the 2017 Amended and Restated Stock Incentive Plan, the number of shares of common stock authorized for issuance under the plan automatically increase on January 1 of each year and will end with a final increase on January 1, 2027, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The amount referenced excludes such adjustment as of January 1, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021. This information will appear in the proxy statement under the headings “Certain Relationships and Related Party Transactions” and “The Board of Directors and its Committees – Director Independence.”

Item 14. Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021. This information will appear in the proxy statement under the heading “Audit Committee Matters.”

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

10.2

Credit Agreement, dated April  27, 2021 among Montrose Environmental Group, Inc., Montrose Environmental Group Ltd., the Guarantors (defined therein), each financial institution from time to time party thereto, Bank of the West, as Administrative Agent, Swing Line Lender, L/C Issuer, Sole Bookrunner and Joint Lead Arranger, and Capital One, National Association and BOFA Securities, Inc., each as Joint Lead Arranger. (e)

10.3#	Offer Letter by and between Montrose Environmental Group, Inc. and Vijay Manthripragada, dated July 13, 2015. (a)

10.4#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Vijay Manthripragada, dated June 23, 2016. (a)

10.5#	Offer Letter by and between Montrose Environmental Group, Inc. and Allan Dicks, dated August 8, 2016.(a)

10.6#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Allan Dicks, dated August 8, 2016. (a)

10.7#	Offer Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated October 14, 2014. (a)

10.8#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated June 23, 2016. (a)

10.9#	Amendment to the Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated September 14, 2017. (a)

10.10#	Offer Letter by and between Montrose Environmental Group, Inc. and Joshua M. LeMaire, dated July 2, 2015. (a)

10.11#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Joshua M. LeMaire, dated June 23, 2016. (a)

10.12#	Offer Letter by and between Montrose Environmental Group, Inc. and Jose M. Revuelta, dated March 4, 2014. (a)

10.13#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Jose M. Revuelta, dated June 23, 2016. (a)

10.14#	Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan.(a)

10.15#	Amendment No. 1 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.16#	Amendment No. 2 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.17#	Amendment No. 3 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.18#	Amendment No. 4 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.19#	Amendment No. 5 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.20#	Amendment No. 6 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.21#	Amendment No. 7 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.22#	Amendment No. 8 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.23#	Form of Option Award Agreement under the Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.24#	Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (b)

10.25#	Form of Grant Notice and Standard Terms and Conditions for Stock Options under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (a)

10.26#	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (a)

10.27#	Form of Confidential Information, Non-Solicitation and Non-Compete Agreement (California). (a)

10.28#	Form of Confidential Information, Non-Solicitation and Non-Compete Agreement (Ohio). (a)

10.29#	Montrose Environmental Group, Inc. Executive Severance Policy. (a)

10.30#	Form of Grant Notice and Standard Terms and Conditions for Performance-Based Stock Appreciation Rights under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan.(f)

10.31#	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (f)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2021 is formatted in Inline XBRL (included as Exhibit 101)

#	Denotes management compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
(a)	Previously filed on June 29, 2020 as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-239542) and incorporated herein by reference.
(b)	Previously filed on July 14, 2020 as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-239542) and incorporated herein by reference.
(c)	Previously filed on October 7, 2020 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(d)	Previously filed on March 24, 2021 as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and incorporated herein by reference.
(e)	Previously filed on April 29, 2021 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(f)	Previously filed on December 21, 2021 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montrose Environmental Group, Inc.

Date: March 1, 2022	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Vijay Manthripragada	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Vijay Manthripragada

/s/ Allan Dicks	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 1, 2022
Allan Dicks

/s/ J. Miguel Fernandez de Castro	Director	March 1, 2022
J. Miguel Fernandez de Castro

/s/ Peter M. Graham	Director	March 1, 2022
Peter M. Graham

/s/ Peter Jonna	Director	March 1, 2022
Peter Jonna

/s/ Robin Newmark	Director	March 1, 2022
Robin Newmark

/s/ Richard E. Perlman	Chairman of the Board; Director	March 1, 2022
Richard E. Perlman

/s/ J. Thomas Presby	Director	March 1, 2022
J. Thomas Presby

/s/ James K. Price	Director	March 1, 2022
James K. Price
/s/ Janet Risi Field	Director	March 1, 2022
Janet Risi Field