Form 10-Q
period 2022-03-31
Montrose Environmental Group, Inc.
filed 2022-05-10
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 29,678,697 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	March 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and restricted cash	$93,791	$146,741
Accounts receivable—net	81,650	98,513
Contract assets	51,716	40,139
Prepaid and other current assets	11,701	8,465
Total current assets	238,858	293,858
NON-CURRENT ASSETS:
Property and equipment—net	32,482	31,521
Operating lease right-of-use asset—net	30,129	23,532
Finance lease right-of-use asset—net	8,493	8,944
Goodwill	316,173	311,944
Other intangible assets—net	159,425	160,997
Other assets	4,685	2,298
TOTAL ASSETS	$790,245	$833,094
LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$58,992	$68,936
Accrued payroll and benefits	18,679	25,971
Business acquisitions contingent consideration, current	1,429	31,450
Current portion of operating lease liabilities	8,368	6,888
Current portion of finance lease liabilities	3,477	3,512
Current portion of long-term debt	8,750	10,938
Total current liabilities	99,695	147,695
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	5,566	4,350
Other non-current liabilities	90	100
Deferred tax liabilities—net	5,304	4,006
Conversion option	23,637	23,081
Operating lease liability—net of current portion	22,128	16,859
Finance lease liability—net of current portion	5,372	5,756
Long-term debt—net of deferred financing fees	159,761	161,818
Total liabilities	321,553	363,665
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 at March 31, 2022 and December 31, 2021; aggregate liquidation preference of $182.2 million at March 31, 2022 and December 31, 2021	152,928	152,928
STOCKHOLDERS’ EQUITY:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at March 31, 2022 and December 31, 2021; issued and outstanding shares: 29,675,817 and 29,619,921 at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	470,897	464,143
Accumulated deficit	(155,214)	(147,678)
Accumulated other comprehensive income	81	36
Total stockholders’ equity	315,764	316,501
TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$790,245	$833,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
REVENUES	$134,680	$133,817
COST OF REVENUES (exclusive of depreciation and amortization shown below)	88,386	95,316
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	41,807	25,000
FAIR VALUE CHANGES IN BUSINESS ACQUISITIONS CONTINGENT CONSIDERATION	(21)	11,064
DEPRECIATION AND AMORTIZATION	12,144	11,796
LOSS FROM OPERATIONS	(7,636)	(9,359)
OTHER INCOME (EXPENSE)
Other income (expense)	2,461	(882)
Interest expense—net	(1,092)	(2,688)
Total other income (expense)—net	1,369	(3,570)
LOSS BEFORE EXPENSE FROM INCOME TAXES	(6,267)	(12,929)
INCOME TAX EXPENSE	1,269	2
NET LOSS	$(7,536)	$(12,931)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	81	29
COMPREHENSIVE LOSS	(7,455)	(12,902)
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(4,100)	(4,100)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(11,636)	(17,031)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— BASIC AND DILUTED	29,662	25,117
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— BASIC AND DILUTED	$(0.39)	$(0.68)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
	Convertible and Redeemable						Other	Total
	Series A-2 Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Equity
BALANCE—December 31, 2020	17,500	$152,928	24,932,527	$—	$259,427	$(122,353)	$71	$137,145
Net loss	—	—	—	—	—	(12,931)	—	(12,931)
Stock-based compensation	—	—	—	—	1,805	—	—	1,805
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	506,330	—	4,456	—	—	4,456
Accumulated other comprehensive income	—	—	—	—	—	—	29	29
BALANCE—March 31, 2021	17,500	$152,928	25,438,857	$—	$261,588	$(135,284)	$100	$126,404

							Accumulated
	Convertible and Redeemable						Other	Total
	Series A-2 Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Income	Equity
BALANCE—December 31, 2021	17,500	$152,928	29,619,921	$—	$464,143	$(147,678)	$36	$316,501
Net loss	—	—	—	—	—	(7,536)	—	(7,536)
Stock-based compensation	—	—	—	—	10,425	—	—	10,425
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	55,896	—	429	—	—	429
Accumulated other comprehensive income	—	—	—	—	—	—	45	45
BALANCE—March 31, 2022	17,500	$152,928	29,675,817	$—	$470,897	$(155,214)	$81	$315,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(7,536)	$(12,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	(528)	508
Depreciation and amortization	12,144	11,796
Amortization of right-of-use asset	2,271	1,875
Stock-based compensation expense	10,425	1,805
Fair value changes in financial instruments	(2,449)	602
Fair value changes in business acquisitions contingent consideration	(21)	11,064
Deferred income taxes	1,269	2
Other	143	358
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	10,037	(29,029)
Prepaid expenses and other current assets	(1,776)	787
Accounts payable and other accrued liabilities	(12,852)	3,186
Accrued payroll and benefits	(7,876)	(2,058)
Payment of contingent consideration	(19,457)	—
Change in operating leases	(2,122)	(1,878)
Net cash used in operating activities	(18,328)	(13,913)
INVESTING ACTIVITIES:
Purchases of property and equipment	(262)	(922)
Proceeds received from corporate owned insurance	266	—
Proprietary software development and other software costs	(50)	(204)
Purchase price true ups	(631)	—
Cash paid for acquisitions—net of cash acquired	(14,328)	(6,272)
Net cash used in investing activities	(15,005)	(7,398)
FINANCING ACTIVITIES:
Repayment of term loan	(4,375)	(547)
Payment of contingent consideration	(10,543)	—
Repayment of finance leases	(943)	(625)
Proceeds from issuance of common stock for exercised stock options	429	2,185
Dividend payment to the Series A-2 shareholders	(4,100)	(4,100)
Payments of deferred offering costs	(183)	—
Net cash used in financing activities	(19,715)	(3,087)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(53,048)	(24,398)
Foreign exchange impact on cash balance	98	158
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	146,741	34,881
End of period	$93,791	$10,641
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$184	$2,500
Cash paid for income tax	$—	$305
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$1,144	$594
Property and equipment purchased under finance leases	$512	$670
Common stock issued to acquire new businesses	$—	$2,271
Acquisitions unpaid contingent consideration	$6,995	$67,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 80 offices across the United States, Canada and Australia and over 2,700 employees as of March 31, 2022.

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

Basis of Presentation—The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2021. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All intercompany transactions, accounts and profits, have been eliminated in the unaudited condensed consolidated financial statements.

As disclosed in the Company's 2021 Annual Report on Form 10-K, in June 2021, with an effective adoption date of January 1, 2021, the Company adopted Accounting Standard Codification ("ASC") 842, Leases. As a result, the Company has adjusted the previously reported unaudited condensed consolidated financial statements effective January 1, 2021. The retroactive adoption of ASC 842 resulted in adjustments to depreciation and amortization expense and other income (expense) financial statement line items amounting to $1.0 million and $0.3 million, respectively. The total impact to net loss was an increase of $1.3 million. Though net cash provided by operating, investing, and financing activities were unchanged, the standard did affect certain operating cash flow line items within the Company’s unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2021. See Note 6.

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements—Through the end of the year ended December 31, 2021, the Company qualified as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and therefore has historically taken advantage of certain exemptions from various public company reporting requirements, including delaying adoption of new or revised accounting standards until those standards apply to private companies. The Company elected to use this extended transition period under the JOBS Act. The adoption dates discussed below are based on the Company no longer qualifying as an emerging growth company.

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and early adoption is permitted. The new guidance was adopted as of January 1, 2022 and did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted—In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805):Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

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

Disaggregation of Revenue—The Company disaggregates revenue by its operating segments. The Company believes disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue disclosures are provided in Note 18.

Contract Balances—The Company presents contract balances for unbilled receivables (contract assets), as well as customer advances, deposits and deferred revenue (contract liabilities) within contract assets and accounts payable and accrued expenses, respectively, on the unaudited condensed consolidated statements of financial position. Amounts are generally billed at periodic intervals (e.g. weekly, bi-weekly or monthly) as work progresses in accordance with agreed-upon contractual terms. The Company utilizes the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component as the period between when the Company transfers services to a customer and when the customer pays for those services is one year or less. Amounts recorded as unbilled receivables are generally for services the Company is not entitled to bill based on the passage of time. Under certain contracts, billing occurs subsequent to revenue recognition, resulting in contract assets. The Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.

The following table presents the Company’s contract balances:

	March 31,	December 31,
	2022	2021
Contract assets	$51,716	$40,139
Contract liabilities	24,769	27,907

Contract assets acquired through business acquisitions amounted to $1.0 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively. Contract liabilities acquired through business acquisitions amounted to zero and $0.5 million as of March 31, 2022 and December 31, 2021, respectively. Revenue recognized during the three months ended March 31, 2022, included in the contract liabilities balance at the beginning of the year was $8.3 million. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior periods during the three months ended March 31, 2022 was not material.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of March 31, 2022 and December 31, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $100.4 million and $108.7 million, respectively. As of March 31, 2022, the Company expected to recognize approximately $86.4 million of this amount as revenue in 2022 and $14.0 million the year after.

Accounts Receivable, Net—Accounts receivable, net consisted of the following:

	March 31,	December 31,
	2022	2021
Accounts receivable, invoiced	$84,501	$101,709
Accounts receivable, other	799	1,385
Allowance for doubtful accounts	(3,650)	(4,581)
Accounts receivable—net	$81,650	$98,513

As of March 31, 2022, the Company did not have any customers who accounted for more than 10.0% of our gross accounts receivable. As of December 31, 2021, the Company had one customer who accounted for 23.1% of our gross accounts receivable. For the three months ended March 31, 2022, the Company had one customer that accounted for 17.3% of revenue. During the three months ended March 31, 2021, the Company had three customers who accounted for 16.3%, 12.7% and 10.2% of revenue. The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense	Charged to Allowance	Other(1)	Ending Balance
Three months ended March 31, 2022	$4,581	$(528)	$(746)	$343	$3,650
Year ended December 31, 2021	4,265	1,135	(1,548)	729	4,581

____________________

(1)
This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
Deposits	$992	$843
Prepaid expenses	7,692	4,675
Supplies	2,515	2,439
Income tax receivable	502	508
Prepaid and other current assets	$11,701	$8,465

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

Property and equipment, net, consisted of the following:

	Estimated	March 31,	December 31,
	Useful Life	2022	2021
Lab and test equipment	7 years	$19,474	$18,581
Vehicles	5 years	5,663	5,414
Equipment	3-7 years	35,814	35,148
Furniture and fixtures	7 years	2,870	2,844
Leasehold improvements	7 years	7,284	7,268
Aircraft	10 years	931	931
Building	39 years	2,975	2,975
		75,011	73,161
Land		725	725
Construction in progress		3,172	2,342
Less accumulated depreciation		(46,426)	(44,707)
Total property and equipment— net		$32,482	$31,521

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $1.8 million and $1.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

6. LEASES

In June 2021, with an effective adoption date of January 1, 2021, the Company adopted ASU 2016-02 using the modified retrospective approach, which permits application of this guidance at the beginning of the period of adoption.

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

Effective January 1, 2021, the Company recognized operating lease right-of-use assets, current operating lease liabilities and operating lease liabilities, net of current portion of $24.6 million, $7.3 million and $17.3 million, respectively. Furthermore, the

Company also recognized finance lease right-of-use assets, current finance lease liabilities and finance lease liabilities, net of current portion of $7.2 million, $2.9 million and $4.6 million, respectively.

The Company does not record operating lease right-of-use assets or operating lease liabilities for leases with an initial term of 12 months or less. The Company also combines lease and non-lease components on all new or modified operating leases into a single lease component for all classes of assets.

The components of lease expense were as follows:

		For the Three Months Ended March 31,
	Statement of Operations Location	2022	2021
Operating lease cost
Lease cost	Selling, general and administrative expense	$2,451	$2,100
Variable lease cost	Selling, general and administrative expense	367	101
Total operating lease cost		2,818	2,201

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	939	795
Interest on lease liabilities	Interest expense—net	112	96
Total finance lease cost		1,051	891
Total lease cost		$3,869	$3,092

Supplemental cash flows information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$2,302	$1,994
Operating cash flows used in finance leases	112	97
Financing cash flows used in finance leases	944	699

Lease liabilities arising from new ROU assets
Operating leases	8,815	60
Finance leases	512	736

Weighted average remaining lease terms and weighted average discount rates were:

	Three Months Ended March 31, 2022
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.86	3.03
Weighted average discount rate	2.50%	4.98%

	Three Months Ended March 31, 2021
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.18	2.83
Weighted average discount rate	2.62%	5.08%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2022	$7,075	$2,994
2023	7,335	2,995
2024	5,656	1,982
2025	4,075	1,083
2026 and thereafter	8,302	484
Total undiscounted future minimum lease payments	32,443	9,538
Less imputed interest	(1,947)	(689)
Total discounted future minimum lease payments	$30,496	$8,849

7. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired certain businesses during the three months ended March 31, 2022 and during the year ended December 31, 2021. The results of each of those acquired businesses are included in the unaudited condensed consolidated financial statements beginning on the acquisition date. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

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

The Company may be required to make up to $8.7 million in aggregate true up and earn-out payments between the years 2022 and 2025 in connection with certain of its business acquisitions.

Transaction costs related to business combinations totaled $0.5 million and $0.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Acquisitions Completed During the Three Months Ended March 31, 2022

Environmental Standards, Inc. (“EnvStd”)—In January 2022, the Company completed the acquisition of Environmental Standards, Inc. by acquiring 100.0% of its common stock. EnvStd is a provider of environmental consulting services. EnvStd is based in Valley Forge, PA with satellite locations nationwide. The upfront cash payment made to acquire EnvStd was funded through cash on hand.

Industrial Automation Group, Inc. (“IAG”)—In January 2022, the Company completed the acquisition of Industrial Automation Group, Inc. by acquiring certain of its employees and a covenant not to compete. The upfront cash payment made to acquire IAG was funded through cash on hand.

The following table summarizes the elements of the purchase price of the acquisitions completed during the three months ended March 31, 2022:

	Cash	Common Stock	Other Purchase Price Components Current	Other Purchase Price Components Long Term	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
EnvStd	$14,473	$—	$38	$—	$—	$1,166	$15,677
IAG	150	—	—	—	—	50	200
Total	$14,623	$—	$38	$—	$—	$1,216	$15,877

The other purchase price components of the EnvStd purchase price consist of a surplus working capital amount, which is not finalized at this time.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	EnvStd	IAG	Total
Cash	$295	$—	$295
Accounts receivable and contract assets	4,876	—	4,876
Other current assets	456	—	456
Current assets	5,627	—	5,627
Property and equipment	168	—	168
Operating lease right-of-use asset—net	2,895	—	2,895
Customer relationships	5,807	—	5,807
Trade names	1,010	—	1,010
Covenants not to compete	269	50	319
Goodwill	3,874	150	4,024
Total assets	19,650	200	19,850
Current liabilities	1,645	—	1,645
Operating lease liability—net of current portion	2,328	—	2,328
Total liabilities	3,973	—	3,973
Purchase price	$15,677	$200	$15,877

The weighted average useful lives for the acquired companies’ identifiable intangible assets are as follows:

	Customer Relationships	Tradenames	Covenants Not to Compete
EnvStd	15	5	5
IAG	n/a	n/a	3

Goodwill associated with the IAG acquisition is deductible for income tax purposes.

For the acquisitions completed during the three months ended March 31, 2022, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2022 includes revenue of $3.3 million and pre-tax income of $0.8 million. EnvStd and IAG are included in the Company’s Assessment, Permitting and Response and Remediation and Reuse segments, respectively.

Acquisitions Completed During the Year Ended December 31, 2021

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

Environmental Intelligence, LLC (“EI”) —In July, 2021 the Company completed the acquisition of Environmental Intelligence, LLC (“EI”) by acquiring 100.0% of its membership interests. EI is an environmental consulting company recognized for its innovative work in wildlife mitigation, biological assessments, and other environmental services. EI is based in Laguna Beach, CA and enhances Montrose’s ecological planning and service capabilities in California and the US West Coast. The upfront cash payment made to acquire EI was funded through cash on hand and the common stock portion of the purchase price was funded through the issuance of 43,100 shares of common stock.

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

The following table summarizes the elements of the purchase price of the acquisitions completed during the year ended December 31, 2021:

	Cash	Common Stock	Other Purchase Price Components Current	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
MSE	$9,082	$2,271	$10,701	$1,551	$253	$23,858
EI	20,721	2,274	(63)	—	—	22,932
All other 2021 acquisitions	29,683	3,775	1,618	1,250	4,350	40,676
Total	$59,486	$8,320	$12,256	$2,801	$4,603	$87,466

The other purchase price components of the MSE purchase price consist of a surplus working capital amount on the date of close, a seller make-whole for taxes related to a 338(h)(10) election, an integration payment liability and a purchase price true up related to MSE’s financial performance in the fourth quarter of 2020. The other purchase price components of the EI purchase price consist of a surplus working capital amount on the date of close. The other purchase price components of all the other acquisitions purchase price mainly consist of surplus/deficit working capital amounts and 338(h)(10) election liabilities. Horizon's closing working capital surplus/deficit amounts have not been finalized at this time.

The purchase price attributable to the acquisitions was allocated as follows:

	MSE	EI	All other acquisitions	Total
Cash	$2,810	$250	$694	$3,754
Accounts receivable	2,980	4,675	3,714	11,369
Other current assets	31	84	289	404
Current assets	5,821	5,009	4,697	15,527
Property and equipment	513	32	1,168	1,713
Operating lease right-of-use asset—net	740	106	2,233	3,079
Customer relationships	8,720	10,073	12,830	31,623
Trade names	521	996	1,958	3,475
Covenants not to compete	922	511	1,248	2,681
Acquired Technology	—	—	321	321
Goodwill	8,176	8,960	20,377	37,513
Total assets	25,413	25,687	44,832	95,932
Current liabilities	1,007	2,719	2,351	6,077
Operating lease liability—net of current portion	548	36	1,805	2,389
Total liabilities	1,555	2,755	4,156	8,466
Purchase price	$23,858	$22,932	$40,676	$87,466

The weighted average useful lives for the acquired companies’ identifiable intangible assets are as follows:

	Customer Relationships	Tradenames	Covenants Not to Compete	Developed Technology
MSE	2-7	2	5	n/a
EI	10	5	5	n/a
All other 2021 acquisitions	10	n/a-3	n/a-5	n/a-5

Goodwill associated with all of these acquisitions is deductible for income tax purposes.

For the acquisitions completed during the three months ended March 31, 2021, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2021 includes revenue of $4.0 million and pre-tax income of $0.3 million. MSE is included in the Company’s Remediation and Reuse segment, Vista and Sensible are included in the Company’s Measurement and Analysis segment and EI is included the Company’s Assessment, Permit and Response segment.

Supplemental Unaudited Pro-Forma—The unaudited condensed consolidated financial information summarized in the following table gives effect to the 2022 and the 2021 acquisitions discussed above assuming they occurred on January 1, 2021. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2021, nor does the information purport to reflect results for any future period.

	For the Three Months Ended March 31,
	2022			2021
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$134,680	$1,395	$136,075	$133,817	$11,848	$145,665
Net (loss) income	(7,536)	194	(7,342)	(12,931)	1,984	(10,947)

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2021	$176,541	$83,770	$51,633	$311,944
Goodwill acquired during the period	3,874	—	150	4,024
Acquisitions measurement period adjustments	(91)	296	—	205
Balance as of March 31, 2022	$180,324	$84,066	$51,783	$316,173

Amounts related to finite-lived intangible assets are as follows:

March 31, 2022	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$202,212	$79,690	$122,522
Covenants not to compete	4-5 years	32,941	25,950	6,991
Trade names	1-5 years	21,422	15,826	5,596
Proprietary software	3-5 years	22,081	12,481	9,600
Patent	16 years	17,479	2,763	14,716
Total other intangible assets —net		$296,135	$136,710	$159,425

December 31, 2021	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$196,323	$74,010	$122,313
Covenants not to compete	4-5 years	32,622	25,113	7,509
Trade names	1-5 years	20,403	15,139	5,264
Proprietary software	3-5 years	22,077	11,155	10,922
Patent	16 years	17,479	2,490	14,989
Total other intangible assets —net		$288,904	$127,907	$160,997

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. Amortization expense was $9.4 million and $8.6 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2022 (remaining)	24,727
2023	27,504
2024	22,978
2025	16,405
2026 and thereafter	67,811
Total	$159,425

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Accounts payable	$17,625	$24,167
Accrued expenses	14,931	14,906
Other business acquisitions purchase price obligations	236	502
Contract liabilities	24,769	27,907
Other current liabilities	1,431	1,454
Total accounts payable and other accrued liabilities	$58,992	$68,936

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued bonuses	$3,518	$13,438
Accrued paid time off	1,505	1,144
Accrued payroll	7,989	6,547
Accrued other	5,667	4,842
Total accrued payroll and benefits	$18,679	$25,971

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was (20.2)% for the three months ended March 31, 2022, and (0.12)% for the three months ended March 31, 2021. Income tax expense recorded by the Company during the three months ended March 31, 2022 was $1.3 million. The income tax expense recorded by the Company during the three months ended March 31, 2021 was not material. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of March 31, 2022, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of March 31, 2022. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

12. DEBT

Debt consisted of the following:

	March 31,	December 31,
	2022	2021
Term loan facility	$170,625	$175,000
Revolving Line of Credit	—	—
Less deferred debt issuance costs	(2,114)	(2,244)
Total debt	168,511	172,756
Less current portion of long-term debt	(8,750)	(10,938)
Long-term debt, less current portion	$159,761	$161,818

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as discounted against the underlying debt instrument. These costs are amortized to interest expense over the terms of the underlying debt instruments.

2021 Credit Facility—On April 27, 2021, the Company entered into a Senior Secured Credit Agreement providing for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving line of credit (the “2021 Credit Facility”), and used a portion of the proceeds from the 2021 Credit Facility to repay all amounts outstanding under the 2020 Credit Facility (as defined below). The 2021 revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. The Company has the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

The 2021 Credit Facility term loan must be repaid in quarterly installments and shall amortize at the following annualized rates that were scheduled to begin with the quarter ended December 31, 2021 and with the remaining balance due and payable in full on April 27, 2026:

	Amortization Table
	Year 1	Year 2	Year 3	Year 4	Year 5
Term Loan	5.0%	5.0%	7.5%	7.5%	10.0%

The first quarterly installment repayment, amounting to $2.2 million, was billed and charged by the lenders in January 2022. The second quarterly installment repayment amounting to $2.2 million was paid in March 2022.

The 2021 Credit Facility term loan and the revolver bear interest subject to the Company’s leverage ratio and LIBOR as follows:

Pricing Tier	Consolidated Leverage Ratio	Senior Credit Facilities LIBOR	Senior Credit Facilities Base Rate	Commitment Fee	Letter of Credit Fee
1	≥ 3.75x to 1.0	2.50%	1.50%	0.25%	2.50%
2	< 3.75x to 1.0 but ≥ 3.25 to 1.0	2.25	1.25	0.23	2.25
3	<3.25x to 1.0 but ≥ 2.50 to 1.0	2.00	1.00	0.20	2.00
4	<2.50x to 1.0 but ≥ 1.75 to 1.0	1.75	0.75	0.15	1.75
5	<1.75x to 1.0	1.50	0.50	0.15	1.50

On January 27, 2022, the Company entered into an interest rate swap transaction fixing the floating component of the interest rate on $100.0 million of borrowings to 1.39% until January 27, 2025. Additionally, the Company may receive an interest rate adjustment of up to 0.05% under the 2021 Credit Facility based on the Company’s performance against certain defined sustainability and environmental, social and governance related objectives.

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants requiring the

Company to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending September 30, 2023 and then to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. As of March 31, 2022, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 1.1 times and the Company was in compliance with all covenants under the 2021 Credit Facility.

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

The weighted average interest rate on the 2021 Credit Facility for the three months ended March 31, 2022 was 1.8%.

The Company’s obligations under the 2021 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

2020 Credit Facility—On April 13, 2020, the Company entered into a Unitranche Credit Agreement (the “2020 Credit Facility”) providing for a $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility and used the proceeds therefrom to repay all amounts outstanding under the prior senior secured credit facility. The 2020 Credit Facility maturity date was April 2025. Effective October 6, 2020, the Company amended the 2020 Credit Facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged at LIBOR plus 5.0% with a 1.0% LIBOR floor. The revolver was also subject to an unused commitment fee of 0.35%. The term loan had quarterly repayments that started on September 30, 2020 of $0.5 million, increasing to $1.1 million on September 30, 2021 and further increasing to $1.6 million on September 30, 2022, with the remaining outstanding principal amount due on the maturity date.

The 2020 Credit Facility contained financial covenants requiring the Company to remain below a maximum consolidated total leverage ratio of 4.25 times, which would have stepped down to 4.00 times beginning December 31, 2021 and then to 3.75 times beginning December 31, 2022, and a minimum consolidated fixed charge coverage ratio of 1.25 times. As of March 31, 2021, the Company’s consolidated total leverage ratio (as defined in the 2020 Credit Facility) was 3.1 times.

The weighted average interest rate on the 2020 Credit Facility for the three months ended March 31, 2021 was 5.5%.

Equipment Line of Credit—In the first quarter of 2022, the Company entered into a new $10.0 million equipment leasing facility for the purchase of equipment and related freight, installation costs and taxes paid. Any unused capacity on this equipment leasing facility expires on December 30, 2022. Interest on the line of credit is determined based on a three-year swap rate at the time of funding. Equipment leased through this line of credit meets the finance lease criteria as per ASC 842 and accordingly is accounted for as finance lease right-of-use assets and a finance lease liabilities (Note 6).

The following is a schedule of the aggregate annual maturities of long-term debt presented on the unaudited condensed consolidated statement of financial position, based on the terms of the 2021 Credit Facility:

March 31,
2023	$8,750
2024	13,125
2025	13,125
2026	17,500
2027	118,125
Total	$170,625

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	March 31,	December 31,
	2022	2021
Interest rate swap	$3,005	$—
Total assets	$3,005	$—

Business acquisitions contingent consideration, current	$1,429	$31,450
Business acquisitions contingent consideration, long-term	5,566	4,350
Conversion option	23,637	23,081
Total liabilities	$30,632	$58,881

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Total Liabilities
Balance—at January 1, 2021	$—	$—	$49,902	$4,565	$20,886	$75,353
Acquisitions	—	—	—	1,804	—	1,804
Changes in fair value included in earnings	—	—	462	10,602	602	11,666
Balance—at March 31, 2021	$—	$—	$50,364	$16,971	$21,488	$88,823
		.
Balance—at January 1, 2022	$—	$—	$31,450	$4,350	$23,081	$58,881
Acquisitions	—	—	—	1,216	—	1,216
Changes in fair value included in earnings	3,005	3,005	(21)	—	556	535
Payment of contingent consideration payable	—	—	(30,000)	—	—	(30,000)
Balance—at March 31, 2022	$3,005	$3,005	$1,429	$5,566	$23,637	$30,632

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Interest Rate Swap—The interest rate swap fair value is estimated based on a mid-market price for the swap as of the close of business of the reporting period. The fair value is prepared by discounting future cash flows of the swap to arrive at a current value of the swap. Forward curves and volatility levels inputs are determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. The Company does not apply hedge accounting but instead recognizes the instrument at fair value on the unaudited condensed consolidated statement of financial position within other assets, with changes in fair value recognized in earnings in each reporting period. The change in fair value of $3.0 million as of March 31, 2022 was recognized as a component of other expense on the Company's unaudited condensed consolidated statements of operations.

Business Acquisitions Contingent Consideration—The fair value of the contingent consideration payable associated with the acquisition of CTEH, MSE and Sensible was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. The fair value of the contingent consideration payable associated with the acquisition of EnvStd was determined using a Probabilistic (Scenario Based) method. The fair values of the contingent consideration payables for the other acquisitions were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date. The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earn-out thresholds.

Conversion Option—Upon the Company’s initial public offering ("IPO"), the fair value of the conversion option associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 15) was estimated using a “with-and-without”

method. The “with-and-without” methodology considers the value of the security on an as-is basis and then without the embedded conversion premium. The difference between the two scenarios is the implied fair value of the embedded derivative. The unobservable input is the required rate of return on the Series A-2. The considerable quantifiable inputs in the valuation relate to the timing of conversions or redemptions.

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2030. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2026 (Note 6 and 12).

Other Commitments—The Company has commitments under the 2021 Credit Facility, its equipment line of credit and its lease obligations (Note 6 and 12).

Contingencies—The Company is subject to purchase price contingencies related to earn-outs associated with certain acquisitions (Note 7 and 13).

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

15. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. Before the Company’s IPO, each share of Convertible and Redeemable Series A-2 Preferred Stock accrued dividends at the rate of 15.0% per annum, with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that were accrued. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $4.1 million during the both the three months ended March 31, 2022 and March 31, 2021.

At issuance, the Company determined that the Convertible and Redeemable Series A-2 Preferred Stock and the detachable warrant, were required to be accounted for separately.

Upon the Company’s IPO, the Convertible and Redeemable Series A-2 Preferred Stock terms automatically updated to the following: (i) no mandatory redemption, (ii) no stated value cash repayment obligation other than in the event of certain defined liquidation events, (iii) only redeemable at the Company’s option, (iv) the instrument became convertible into common stock beginning on the four year anniversary of issuance at a 15.0% discount to the common stock market price (with a limit of $60.0 million in stated value of Convertible and Redeemable Series A-2 Preferred Stock eligible to be converted in any 60-day period prior to the seventh anniversary of issuance and the amount of stated value of the Convertible and Redeemable Series A-2 Preferred Stock eligible for conversion limited to $60.0 million during year 5 and $120.0 million (which includes the aggregate amount of the stated value of the Convertible and Redeemable Series A-2 Preferred Stock and any accrued but unpaid dividends added to such stated value of any shares of Convertible and Redeemable Series A-2 Preferred Stock converted in year 5) during year 6), (v) the dividend rate stepped down to 9.0% per year with required quarterly cash payments, (vi) in an event of noncompliance, the dividend rate shall increase to 12.0% per annum for the first 90-day period from and including the date the noncompliance event occurred, and thereafter shall increase to 14.0% per annum, (vii) the debt incurrence test ratio increased to 4.5 times, (viii) the total leverage cap covenant was removed, and (ix) minimum repayment amount dropped down from $50.0 million to $25.0 million.

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

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of March 31, 2022, the Company has determined that a change of control is not probable. Additionally, as of March 31, 2022, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of March 31, 2022, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary. The Convertible and Redeemable Series A-2 Preferred Stock had an aggregate liquidation preference of $182.2 million as of March 31, 2022 and March 31, 2021.

The Convertible and Redeemable Series A-2 Preferred Stock contains embedded features that are required to be bifurcated and are subject to separate accounting treatment from the instrument itself. At issuance, these embedded features consisted of (i) a contingent dividend feature associated with the decrease in the dividend rate upon an IPO and (ii) a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. Upon the Company’s IPO, the embedded derivative only consisted of the conversion option. As of March 31, 2022 and March 31, 2021, this conversion embedded feature had a net fair value of $23.6 million and $21.5 million. The change in value of $0.6 million for both the three months ended March 31, 2022 and March 31, 2021, was recorded to other expense.

16. STOCKHOLDERS’ EQUITY

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of March 31, 2022 and December 31, 2021.

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

Common Stock Issuances—The Company issued the following shares of common stock:

	Three Months Ended March 31,
	2022			2021
	Shares	Average Price per Share	Total (in thousands)	Shares	Average Price per Share	Total (in thousands)
Acquisitions	—	$—	$—	71,740	$31.65	$2,271
Exercise of warrants (1)	—	—	—	67,713	17.19	—
Exercise of options	30,607	14.03	429	330,060	6.62	2,185
Restricted shares, net (1)	25,289	66.58	—	36,817	29.88	—
Total	55,896	$37.81	$429	506,330	$13.27	$4,456

(1) Represents the release of common shares due to the exercise of warrants options and the vesting of restricted stock.

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of March 31, 2022, and March 31, 2021, there was $173.1 million and $18.8 million, respectively, of total unrecognized stock compensation expense related to unvested options, restricted stock and stock appreciation rights granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average four year period. The following number of shares were authorized to be issued and available for grant:

	March 31, 2022
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	8,272,487	1,904,644	10,177,131
Shares available for grant(1)	577,139	—	577,139

	March 31, 2021
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	3,944,750	2,047,269	5,992,019
Shares available for grant	1,618,996	—	1,618,996

(1) In January 2022 the Board of Directors ratified the addition of 1,185,112 shares of common stock to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. Shares available for grant exclude awards of stock appreciation rights approved in December 2021 that are subject to vesting based on the achievement of certain market conditions, which have not yet been, and may not be, achieved. At maximum level of achievement these awards would represent the right to receive an aggregate of 3,000,000 shares of common stock.

Total stock compensation expense for the Plans was as follows:

	Three Months Ended March 31,
	2022
	2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$294	$—	$—	$—	$294
Selling, general and administrative expense	1,979	5,792	2,360	—	10,131
Total	$2,273	$5,792	$2,360	$—	$10,425

	Three Months Ended March 31,
	2021
	2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$606	$—	$—	$10	$616
Selling, general and administrative expense	1,004	182	—	3	1,189
Total	$1,610	$182		$13	$1,805

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock—The Company issues restricted stock to certain 2017 Plan participants as Director’s compensation. These shares of restricted stock granted in the three months ended March 31, 2022 and March 31, 2021 vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

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

During 2021 and 2022, the Board of Directors approved the creation of certain supplemental incentive plans (“SI Plans”) for selected employees to reward exceptional performance. These SI Plans provide supplemental bonus opportunities payable in RSUs under the 2017 Plan upon meeting certain financial performance targets. No RSUs were granted under these SI Plans during the three months ended March 31, 2022.

During 2021, the Board approved and reserved for future issuance an aggregate of 135,517 RSUs (the “Future RSU Pool”) to be granted under the 2017 Plan to certain of its executives and selected employees. Final determination and allocation of the awards under the Future RSU Pool will be determined on December 16, 2025 based on individual performance and continued service through such date. Any RSUs granted under the Future RSU Pool will vest on December 16, 2026, subject to continued service through such date.

Restricted stock activity was as follows:

	Three Months Ended March 31,
	2022			2021
	Shares	Average Price per Share	Fair Value (in thousands)	Shares	Average Price per Share	Fair Value (in thousands)
Shares granted	106,324	$46.82	$4,978	14,532	$30.96	$450

There were 25,289 and 36,817 shares of restricted stock that became fully vested and were released as unrestricted shares of common stock during the three months ended March 31, 2022 and March 31, 2021, respectively. There was an aggregate of 2,064,197 and 281,705 restricted shares outstanding as of March 31, 2022 and March 31, 2021, respectively.

There were no forfeitures of restricted shares during the three months ended March 31, 2022 and March 31, 2021.

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

The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date. The SARs expire 10 years after the grant date. The fair value of these SARs at the grant date was $46.0 million. The weighted average remaining contract life of these SARs as of March 31, 2022 was 9.71 years.

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

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding at January 1, 2021	1,840,229	$23	$12	9.09	$15,598
Granted	224,270	38	20	—	—
Forfeited/ cancelled	(10,000)	26	—	—	—
Expired	(1,250)	18	—	—	—
Exercised	(17,188)	16	—	—	519
Outstanding at March 31, 2021	2,036,061	24	13	8.97	52,317

Outstanding at January 1, 2022	2,036,729	$26	$14	8.30	$91,030
Granted	547,884	44	16	—	—
Forfeited/ cancelled	(23,082)	36	—	—	—
Exercised	(11,547)	27	—	—	313
Outstanding at March 31, 2022	2,549,984	$30	$14	8.46	$59,955
Exercisable at March 31, 2022	515,943	30	—	7.43	12,083
Options vested and expected to vest	2,549,984	30	—	8.46	59,955

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation:

	March 31,	March 31,
	2022	2021
Common stock value (per share)	$44.11	$37.61
Expected volatility	33.45%	58.01%
Risk-free interest rate	1.74%	0.71%
Expected life (years)	6.33	6.20
Forfeiture rate	None	None
Dividend rate	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding at January 1, 2021	1,787,869	$6	$—	5.40	$43,867
Exercised	(311,872)	6	—	—	12,321
Outstanding at March 31, 2021	1,475,997	6	—	5.14	64,492

Outstanding at January 1, 2022	897,674	$6	$2	4.37	57,529
Exercised	(19,060)	6	—	—	821
Outstanding at March 31, 2022	878,614	$6	$2	4.13	$40,860
Exercisable at March 31, 2022	878,614	6	—	4.13	40,860
Options vested and expected to vest	878,614	6	—	4.13	40,860

Total shares outstanding from exercised options were 1,239,697 shares and 579,260 shares as of March 31, 2022 and March 31, 2021, respectively.

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	March 31,
	2022	2021
Montrose 2013 Stock Incentive Plan	878,614	2,047,269
Montrose 2017 Stock Incentive Plan(1)	7,893,918	3,944,750
Total	8,772,532	5,992,019

(1) In January 2022, the Board of Directors ratified the addition of 1,185,112 shares of common stock to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards. Shares reserved for future issuance include an assumed 3,000,000 shares with respect to the stock appreciation rights units grant made in December 2021 at maximum level of achievement, but that are subject to vesting based on the achievement of certain market conditions, which have not yet been, and may not be, achieved.

17. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period. The Convertible and Redeemable Series A-2 Preferred Stock is considered a participating security during the applicable period. Net losses are not allocated to the Convertible and Redeemable Series A-2 stockholders, as they were not contractually obligated to share in the Company’s losses.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of restricted stock, RSUs, SARs and shares of common stock underlying stock options outstanding under the Plans to purchase common stock. During the three months ended March 31, 2022 and three months ended March 31, 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended
	March 31,
(In thousands, except for net loss per share)	2022	2021
Net loss	$(7,536)	$(12,931)
Convertible and redeemable series A-2 preferred stock dividend	(4,100)	(4,100)
Net loss attributable to common stockholders –basic and diluted	(11,636)	(17,031)
Weighted-average common shares outstanding – basic and diluted	29,662	25,117
Net loss per share attributable to common stockholders –basic and diluted	$(0.39)	$(0.68)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	March 31,
	2022	2021
Stock options	2,034,041	3,293,679
Restricted stock	1,777,958	26,201
SARs	3,000,000	—

18. SEGMENT INFORMATION

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

Segment revenues and Adjusted EBITDA consisted of the following:

	Three Months Ended March 31,
	2022		2021
		Segment		Segment
	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$45,600	$9,623	$75,262	$15,804
Measurement and Analysis	39,761	6,322	33,440	4,860
Remediation and Reuse	49,319	7,993	25,115	2,481
Total Operating Segments	134,680	23,938	133,817	23,145
Corporate and Other	—	(7,487)	—	(6,345)
Total	$134,680	$16,451	$133,817	$16,800

Presented below is a reconciliation of the Company’s segment measure to net loss:

	For the Three Months Ended March 31,
	2022	2021
Total	$16,451	$16,800
Interest expense, net	(1,092)	(2,688)
Income tax expense	(1,269)	(2)
Depreciation and amortization	(12,144)	(11,796)
Stock-based compensation	(10,425)	(1,805)
Start-up losses and investment in new services	(786)	(968)
Acquisition costs	(467)	(237)
Fair value changes in financial instruments	2,449	(602)
Fair value changes in business acquisitions contingent consideration	21	(11,064)
Expenses related to financing transactions	(7)	(50)
Other losses or expenses	(267)	(519)
Net loss	$(7,536)	$(12,931)

19. RELATED-PARTY TRANSACTIONS

The Company did not have any related party transactions during the three months ended March 31, 2022 or during the year ended December 31, 2021.

20. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of March 31, 2022, and December 31, 2021, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. Prior to May 22, 2020, the Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 4.0% of the participant’s compensation. Beginning on May 22, 2020, the Company temporarily ceased making employer contributions. Employer contributions were reinstated beginning on April 23, 2021. Employer contributions under the 401(k) Savings Plan were $1.7 million and zero for the three months ended March 31, 2022 and March 31, 2021, respectively, and are included within selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results or outcomes may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022, or the 2021 Form 10-K. Further, many of these factors are, and may continue to be, amplified by the COVID-19 pandemic.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three months ended March 31, 2022 and March 31, 2021 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2021 Form 10-K.

Overview

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. Today, we have emerged as one of the fastest growing companies in a highly fragmented and growing $1.3 trillion global environmental industry.

Our Segments

We provide environmental services to our clients through three business segments—Assessment, Permitting and Response, Measurement and Analysis and Remediation and Reuse. For more information on each of our operating segments, see Item 1. “Business” in the 2021 Form 10-K.

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

COVID-19

To date, COVID-19 related adverse impacts such as temporarily delayed project start dates, particularly within our Remediation and Reuse segment, exiting certain service lines and employee quarantines have not had a material adverse effect on our reported results. On the other hand, we have seen benefits from COVID-19 given client demand for CTEH’s toxicology and response services, which represented a meaningful, although declining, revenue stream in the three months ended March 31, 2022 and March 31, 2021, and that, once the pandemic subsides, we may not be able to replace in future periods. Although many parts of our business saw some impact from COVID-19, in the aggregate, our overall business benefitted from COVID-19 during the three months ended March 31, 2022 and March 31, 2021, primarily as a result of COVID-19 response work performed by CTEH. For additional information regarding the historical impacts of COVID-19 on our business, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K.

COVID-19 has had an impact on our historical seasonality trends. We have not experienced a significant slowdown in cash collections, and as a result cash flow from operations has not been materially adversely impacted.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. We utilized certain of these provisions in 2020, including the deferral of the employer side social security payments for payroll for the eligible portion of the year. In total, we deferred approximately $5.0 million of 2020 payments to 2021 and 2022, of which $2.5 million was repaid in December 2021 and we expect to pay the remaining $2.3 million in the fourth quarter of 2022.

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
(Revenues in thousands)	2022	2021
Acquisitions completed	2	1
Revenues attributable to acquisitions in the period	3,333	3,981
Percentage of revenues	2.5%	3.0%

Revenues from acquired companies exclude intercompany revenues from revenue synergies realized between business lines within operating segments, as these are eliminated at the consolidated segment and Company level. We expect our revenue growth to continue to be driven in significant part by acquisitions.

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of earn-out related contingent consideration related to acquisitions could be significant. The amount of each for the three months ended March 31, 2022 and March 31, 2021, was:

	Three Months Ended March 31,
(in thousands)	2022	2021
Amortization expense	$9,419	$8,595
Acquisition-related costs	467	237
Fair value changes in business acquisitions contingent consideration	(21)	11,064

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made earn-out payments of $30.0 million and $50.0 million in March 2022 and April 2021, respectively, in connection with our CTEH acquisition. $25.0 million of the 2021 CTEH earn-out payment was made in the form of shares of our common stock. In connection with our Vista, Sensible, ECI and EnvStd acquisitions, we may make up to $8.7 million in aggregate earn-out payments between the years 2022 and 2025. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Organic Growth

We define organic growth as the change in revenues excluding revenues from acquisitions for the first twelve months following the date of acquisition and excluding revenues from businesses disposed of or discontinued. As a result of the potential annual volatility in CTEH’s revenues due to the emergency response aspect of their business, we also disclose organic growth without the annual organic revenue growth of CTEH. We expect to continue to disclose organic revenue growth with and without CTEH. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in conjunction with revenue growth calculated in accordance with GAAP. We have grown organically and expect to continue to do so.

Revenue Mix

Our segments generate different levels of profitability and, accordingly, shifts in the mix of revenues between segments can impact our consolidated reported net income, net loss margin, Adjusted EBITDA and Adjusted EBITDA margin from quarter to quarter and year to year. Inter-company revenues between business lines within segments have been eliminated. See Note 18 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 “Financial Statements.”

Financing Costs

Financing costs, relating primarily to interest expense on our debt, continue to be a significant component of our results of operations. We incurred interest expense of $1.1 million and $2.7 million during the three months ended March 31, 2022 and March 31, 2021, respectively.

On April 27, 2021, we entered into the 2021 Credit Facility and repaid all amounts outstanding under the prior Credit Facility. The 2021 Credit Facility consists of a $175.0 million term loan and a $125.0 million revolving credit facility. The interest rate on the 2021 Credit Facility varies depending on leverage, with a minimum of LIBOR plus 1.5% and a maximum of LIBOR plus 2.5%. We incurred debt extinguishment costs of $4.1 million in connection with this refinancing.

Furthermore, effective January 27, 2022, we entered into an interest rate swap transaction fixing the floating component of the interest rate on $100.0 million of borrowings to 1.39% until January 27, 2025.

We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

See Note 12 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 “Financial Statements” and “Liquidity and Capital Resources.”

Corporate and Operational Infrastructure Investments

Our historical operating results reflect the impact of our ongoing investments in our corporate infrastructure to support our growth. We have made and expect to continue to make investments in our business platform that we believe have laid the foundation for continued growth. Investments in logistics, quality, risk management, sales and marketing, safety, human resources, research and development, finance and information technology and other areas enable us to support continued growth. These investments have allowed us to improve our margins.

Seasonality

Due to the field-based nature of certain of our services, weather patterns generally impact our field-based teams’ ability to operate in the winter months. As a result, our operating results in our Measurement and Analysis segment experience some quarterly variability with generally lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. As we continue to grow and expand into new geographies and service lines, quarterly variability in our Measurement and Analysis segment may deviate from historical trends.

Earnings Volatility

In addition to the impact of seasonality on earnings, the acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster, and more recently, the benefit from COVID related work. The benefit from COVID related work began in the third quarter of 2020, peaked in the first quarter of 2021 and has declined each subsequent quarter, although demand has continued through March 31, 2022. Demand for COVID-19 related or environmental emergency response services provided by CTEH remains difficult to predict and as a result, we may have experienced revenues and earnings in both the three months ended March 31, 2022 and March 31, 2021 that are not indicative of future results, making those periods particularly difficult comparisons for future periods. We do however expect that a portion of the lost COVID-19 response revenues will be offset by other CTEH service line revenues as internal resources are freed up from the COVID-19 response work. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
(in thousands, except per share and percentage data)	2022	2021
Statements of operations data:
Revenues	$134,680	$133,817
Cost of revenues (exclusive of depreciation and amortization)	88,386	95,316
Selling, general and administrative expense	41,807	25,000
Fair value changes in business acquisitions contingent consideration	(21)	11,064
Depreciation and amortization	12,144	11,796
Loss from operations	$(7,636)	$(9,359)
Other income (expense)	2,461	(882)
Interest expense, net	(1,092)	(2,688)
Loss before income taxes	(6,267)	(12,929)
Income tax expense	1,269	2
Net loss	$(7,536)	$(12,931)
Series A-2 dividend payment	(4,100)	(4,100)
Net loss attributable to common stockholders	$(11,636)	$(17,031)
Weighted average number of shares — basic and diluted	29,662	25,117
Loss per share — basic and diluted	$(0.39)	$(0.68)
Other financial data:
Net loss margin(1)	(5.6)%	(9.7)%
Adjusted EBITDA (2)	$16,451	$16,800
Adjusted EBITDA margin (2)	12.2%	12.6%

(1)
Net loss margin represents net loss as a percentage of revenues.
(2)
Non-GAAP measure. See “—Non-GAAP Financial Information” for a discussion of non-GAAP measures and a reconciliation thereof to the most directly comparable GAAP measure.

Revenues

For the three months ended March 31, 2022, we had revenues of $134.7 million, an increase of $0.9 million, or 0.6% over the three months ended March 31, 2021. The period over period increase in revenues was driven by organic growth in our Measurement and Analysis and Remediation and Reuse segments, and acquisitions completed subsequent to the quarter ended March 31, 2021, which contributed revenues of $13.6 million. These increases were partially offset by significantly lower COVID-19 related services provided by CTEH. Revenue from CTEH was $29.9 million in the three months ended March 31, 2022 compared to $70.4 million in the three months ended March 31, 2021. Revenue by segment and as a percentage of total revenues was as follows:

	Three Months Ended March 31,
	2022		2021
(Revenues in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$45,600	33.9%	$75,262	56.2%
Measurement and Analysis	39,761	29.5	33,440	25.0
Remediation and Reuse	49,319	36.6	25,115	18.8
	$134,680		$133,817

See “—Segment Results of Operations” below.

Cost of Revenues

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment rental and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

For the three months ended March 31, 2022, cost of revenues was $88.4 million or 65.6% of revenues, and was comprised of direct labor of $38.8 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services)

of $19.1 million, field supplies, testing supplies and equipment rental of $21.8 million, project-related travel expenses of $4.0 million and other direct costs of $4.7 million.

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

For the three months ended March 31, 2022, cost of revenues as a percentage of revenue decreased 5.6% from the three months ended March 31, 2021, as a result of significantly lower outside service costs in 2022 when compared to 2021 driven primarily by a decrease in external lab expenses needed to support CTEH’s COVID-19 response work during 2022.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the three months ended March 31, 2022, selling, general and administrative expense was $41.8 million, an increase of $16.8 million or 67.2% versus the three months ended March 31, 2021, of which $8.9 was related to an increase in stock compensation expense, $2.6 million was from selling, general and administrative expense pertaining to companies we acquired subsequent to the first quarter of 2021, an increase in the defined contribution plan employer contributions of $1.7 million, an increase in acquisition costs of $0.2 million, as well as the impact of an increase in investments in corporate infrastructure (primarily administrative, sales and marketing, finance, IT, legal and human resources).

For the three months ended March 31, 2022, selling, general and administrative expense was comprised of indirect labor of $19.5 million, stock-based compensation of $10.1 million, facilities costs of $4.4 million, acquisition-related costs of $0.5 million, a bad debt credit of $0.5 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $7.8 million.

For the three months ended March 31, 2021, selling, general and administrative expense was $25.0 million, and was comprised of indirect labor of $13.9 million, facilities costs of $3.5 million, stock-based compensation of $1.2 million, acquisition-related costs of $0.2 million, bad debt expense of $0.5 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $5.7 million.

Fair Value Changes in Business Acquisitions Contingent Consideration

For the three months ended March 31, 2022, fair value changes in business acquisitions contingent consideration were not material when compared to $11.1 million for the three months ended March 31, 2021. The majority of the change in value in the three months ended March 31, 2021 period was attributable to the CTEH earn-outs. See “—Key Factors that Affect Our Business and Our Results—Acquisitions” and Note 7 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2022, was $12.1 million and was comprised of amortization of finite lived intangibles of $9.4 million, arising as a result of our acquisition activity, depreciation of property and equipment of $1.8 million and finance leases right-of-use asset amortization of $0.9 million.

Depreciation and amortization expense for the three months ended March 31, 2021, was $11.8 million and was comprised of amortization of finite lived intangibles of $8.6 million, depreciation of property and equipment of $2.4 million and finance leases right-of-use asset amortization of $0.8 million.

The increase in amortization for the three months ended March 31, 2022 versus the three months ended March 31, 2021, was primarily a result of acquisitions. The change in depreciation of property and equipment, and the amortization of finance leases right-of-use asset, is primarily a result of the adoption of ASC 842, partially offset by the impact of acquisitions on depreciation. See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income (Expense)

Other income for the three months ended March 31, 2022 of $2.5 million was driven by a gain related to the fair value adjustment on our interest rate swap of $3.0 million, which was partially offset by an expense of $0.6 million related to the fair value adjustment of the Series A-2 preferred stock conversion option. Other expense of $0.9 million for the three months ended March 31, 2021 was driven by fair value adjustments related to the Series A-2 preferred stock conversion option. See Note 12 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the three months ended March 31, 2022, was $1.1 million, compared to $2.7 million for the three months ended March 31, 2021. The decrease in interest expense was driven by lower average interest rates under the 2021 Credit Facility as compared to the prior facility which was still in place in the first quarter of 2021. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

Income tax expense was $1.3 million during the three months ended March 31, 2022. Income tax expense was immaterial for the three months ended March 31, 2021.

Segment Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022			2021
(in thousands)	Segment Revenues	Segment Adjusted EBITDA (1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$45,600	$9,623	21.1%	$75,262	$15,804	21.0%
Measurement and Analysis	39,761	6,322	15.9	33,440	4,860	14.5
Remediation and Reuse	49,319	7,993	16.2	25,115	2,481	9.9
Total Operating Segments	$134,680	$23,938	17.8%	$133,817	$23,145	17.3%
Corporate and Other	—	(7,487)	n/a	—	(6,345)	n/a

(1)
For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 18 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”
(2)
Represents Segment Adjusted EBITDA as a percentage of segment revenues.

Revenues

Assessment, Permitting and Response segment revenues for the three months ended March 31, 2022 were $45.6 million, compared to $75.3 million for the three months ended March 31, 2021. The decrease was driven by significantly lower CTEH revenues in the first quarter of 2022 when compared to the first quarter of 2021, as a result of lower revenue from COVID-19 related services, partially offset by revenues of $11.4 million from acquisitions completed subsequent to the quarter ended March 31, 2021. CTEH revenues were $29.9 million in the three months ended March 31, 2022 compared to $70.4 million in the three months ended March 31, 2021.

Measurement and Analysis segment revenues for the three months ended March 31, 2022 were $39.8 million, an increase of $6.4 million or 18.9% compared to revenues for the three months ended March 31, 2021 of $33.4 million. The increase was driven primarily by organic growth, as well as by revenues of $2.2 million from acquisitions completed subsequent to the quarter ended March 31, 2021.

Remediation and Reuse segment revenues for the three months ended March 31, 2022 were $49.3 million, an increase of $24.2 million or 96.4% compared to revenues for the three months ended March 31, 2021 of $25.1 million. The increase was driven by organic growth. This organic revenue growth was driven by increases in demand for our water treatment technology (PFAS removal) and waste-to-resources (agricultural waste to biogas) services.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $9.6 million for the three months ended March 31, 2022, compared to $15.8 million for the three months ended March 31, 2021. For the three months ended March 31, 2022 and March 31, 2021, Segment Adjusted EBITDA margin was 21.1% and 21.0%, respectively. The decrease in Segment Adjusted EBITDA was a result of a decrease in CTEH COVID-19 related revenues during the three months ended March 31, 2022 when compared to the three months ended March 31, 2021. Segment Adjusted EBITDA margin was flat despite the decrease in revenues primarily due to CTEH COVID-19 related services' comparatively lower margin profile.

Measurement and Analysis Segment Adjusted EBITDA for the three months ended March 31, 2022 was $6.3 million, an increase of $1.4 million compared to Segment Adjusted EBITDA for the three months ended March 31, 2021 of $4.9 million. For the three months ended March 31, 2022 and March 31, 2021 Segment Adjusted EBITDA margin was 15.9% and 14.5%, respectively. The increase in both Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of higher revenues. Segment Adjusted EBITDA margins benefit from higher revenues due the benefit of operating leverage once fixed costs are covered.

Remediation and Reuse Segment Adjusted EBITDA for the three months ended March 31, 2022 was $8.0 million, an increase of $5.5 million compared to Segment Adjusted EBITDA for the three months ended March 31, 2021 of $2.5 million. For the three months ended March 31, 2022 and March 31, 2021 Segment Adjusted EBITDA margin was 16.2% and 9.9%, respectively. The increase in both Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of significantly higher revenues despite our continued investments in operating infrastructure in this segment which temporarily impact margins.

Corporate and other costs were $7.5 million for the three months ended March 31, 2022 compared to $6.3 million for the three months ended March 31, 2021. The cost increase was primarily driven by continued investment in corporate support functions to support anticipated future growth. Corporate and other costs were 5.6% and 4.7% of revenues for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

Our principal sources of liquidity have been borrowings under our credit facilities, other borrowing arrangements, proceeds from the issuance of common and preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, other prior secured and unsecured borrowings and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. For example, the CTEH acquisition agreement included an earn-out provision that provided for the payment of contingent consideration based on CTEH’s 2021 results in an aggregate amount not to exceed $30.0 million, with the earn-out payment equal to a specified multiple of CTEH’s EBITDA for 2021 in excess of a specified target. CTEH fully achieved the target in 2021 and the $30.0 million payment was paid in cash in the first quarter of 2022. We may also be required to make up to $8.7 million in aggregate earn-out payments between the years 2022 and 2025 in connection with certain of our business acquisitions. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the short- and long-term. See “—COVID-19” above for a discussion of the impact of the pandemic on our liquidity.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Consolidated Statement of Cash Flows Data:
Net cash used in operating activities	$(18,328)	$(13,913)
Net cash used in investing activities	(15,005)	(7,398)
Net cash used in financing activities	(19,715)	(3,087)
Change in cash, cash equivalents and restricted cash	$(53,048)	$(24,398)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the three months ended March 31, 2022, net cash used in operating activities was $18.3 million compared to net cash used in operating activities of $13.9 million for the three months ended March 31, 2021. Cash used in operations includes payment of contingent consideration of $19.5 million and zero in the three months ended March 31, 2022 and March 31, 2021, respectively. Excluding payment of contingent consideration, cash provided by operating activities was $1.2 million, compared to cash used in operating activities of $13.9 million in the prior year, an increase of $15.1 million. The period-over-period increase excluding the impact of contingent consideration was primarily due to an increase in working capital in the current year of $12.5 million versus an increase in working capital in the prior year of $27.1 million.

Working capital increased by $12.5 million in the three months ended March 31, 2022, primarily due to a decrease in accounts payable and other accrued liabilities of $20.7 million and an increase in prepaid expenses and other current assets of $1.8 million, partially offset by a decrease in accounts receivable and contract assets of $10.0 million (as a result of higher cash collections in the three months ended March 31, 2022 when compared to the three months ended March 31, 2021). The increase in working capital of $27.1 million in the three months ended March 31, 2021, was driven by an increase in accounts receivable and contract assets of $29.0 million, partially offset by an increase in accounts payable and accrued payroll and benefits of $1.1 million.

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $15.0 million, primarily driven by cash paid for the acquisitions of EnvStd and IAG, net of cash acquired, of $14.3 million, as well as payment of assumed purchase price obligations of $0.6 million, and purchases of property and equipment for cash consideration of $0.3 million.

For the three months ended March 31, 2021, net cash used in investing activities was $7.4 million, primarily driven by cash paid for the acquisition of MSE, net of cash acquired, of $6.3 million, as well as purchases of property and equipment for cash consideration of $0.9 million.

Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $19.7 million. Cash used in financing activities was driven by the payment of acquisition-related contingent consideration of $10.5 million, term loan amortization payments of $4.4 million related to our 2021 Credit Facility, the payment of the quarterly dividend on the Series A-2 preferred stock of $4.1 million, and the repayment of finance leases of $0.9 million, partially offset by proceeds received from the exercise of stock options of $0.4 million.

For the three months ended March 31, 2021, net cash used in financing activities was $3.1 million. Cash used in financing activities was driven by the payment of the quarterly dividend on the Series A-2 preferred stock of $4.1 million, the repayment of finance leases of $0.6 million, and term loan amortization payments of $0.5 million related to our 2020 Credit Facility, partially offset by proceeds received from the exercise of stock options of $2.2 million.

Credit Facilities

2021 Credit Facility

On April 27, 2021, we entered into a Senior Secured Credit Agreement, or the 2021 Credit Facility, providing for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving credit facility, and used a portion of the proceeds to repay all amounts outstanding under the 2020 Credit Facility. The 2021 revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. We have the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

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

The first quarterly installment repayment, amounting to $2.2 million, was billed and charged by the lenders in January 2022. The second quarterly installment repayment amounting to $2.2 million was paid in March 2022.

The 2021 Credit Facility term loan and the revolver bear interest subject to the Company’s leverage ratio and LIBOR as follows:

Pricing Tier	Consolidated Leverage Ratio	Senior Credit Facilities LIBOR	Senior Credit Facilities Base Rate	Commitment Fee	Letter of Credit Fee
1	≥ 3.75x to 1.0	2.50%	1.50%	0.25%	2.50%
2	< 3.75x to 1.0 but ≥ 3.25 to 1.0	2.25	1.25	0.23	2.25
3	<3.25x to 1.0 but ≥ 2.50 to 1.0	2.00	1.00	0.20	2.00
4	<2.50x to 1.0 but ≥ 1.75 to 1.0	1.75	0.75	0.15	1.75
5	<1.75x to 1.0	1.50	0.50	0.15	1.50

On January 27, 2022, we entered into an interest rate swap transaction fixing the floating component of the interest rate on $100.0 million of borrowings to 1.39% until January 27, 2025. Additionally, we may receive an interest rate adjustment of up to 0.05% under the 2021 Credit Facility based on our performance against certain defined sustainability and environmental, social and governance related objectives.

Our obligations under the 2021 Credit Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The 2021 Credit Facility includes a number of covenants imposing certain restrictions on our business, including, among other things, restrictions on our ability to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and repurchase or make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions. The 2021 Credit Facility also includes financial covenants requiring us to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the quarter ending December 31, 2022 through and including the quarter ending September 30, 2023 and then to 3.75 times beginning with the quarter ending December 31, 2023 (provided that, subject to certain requirements, the maximum net leverage ratio may be increased by 0.50:1.00, not to exceed 4.25:1.00, for a period of four consecutive fiscal quarters in connection with certain permitted acquisitions), and a minimum fixed charge coverage ratio of 1.25 times. As of March 31, 2022, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 1.1 times. The calculation of the Company’s consolidated total leverage ratio under the 2021 Credit Facility is consistent with the calculation of the consolidated total leverage ratio under the 2020 Credit Facility.

The weighted average interest rate on the 2021 Credit Facility for the three months ended March 31, 2022 was 1.8%. We were in compliance with all applicable covenants under the 2021 Credit Facility as of March 31, 2022.

The 2021 Credit Facility contains a mandatory prepayment feature upon a number of events, including with the proceeds of certain asset sales and proceeds from the issuance of any debt.

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

2020 Credit Facility

On April 13, 2020, we entered into a Unitranche Credit Agreement, or the 2020 Credit Facility, providing for a $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility, and used a portion of the proceeds from the 2020 Credit Facility to repay all amounts outstanding under the prior senior secured credit facility. The 2020 Credit Facility would have matured on the earliest of (a) April 13, 2025 and (b) so long as our Series A-2 preferred stock had not been redeemed in full or otherwise not converted into common stock of Montrose, the date that was 180 days before the Series A-2 preferred equity mandatory redemption date, unless prior to such date, the Series A-2 preferred equity mandatory redemption date had been extended to a date not earlier than one hundred eighty (180) days after April 13, 2025.

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

The 2020 Credit Facility also contained financial covenants requiring us to remain below a maximum consolidated total leverage ratio of 4.25 times, which stepped down to 4.00 times beginning December 31, 2021 and then to 3.75 times beginning December 31, 2022, and a minimum consolidated fixed charge coverage ratio of 1.25 times. As of March 31, 2021, the Company’s leverage ratio, which included the impact of contingent consideration payable in cash, was 3.10 times. The weighted average interest rate on the 2020 Credit Facility for the three months ended March 31, 2021 was 5.5%. We were in compliance with all applicable covenants under the 2020 Credit Facility as of March 31, 2021.

All amounts outstanding under the 2020 Credit Facility were repaid on April 27, 2021.

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Series A-2 Preferred Stock

On April 13, 2020, we issued 17,500 shares of the Series A-2 preferred stock with a par value of $0.0001 per share and a warrant to purchase common stock, in exchange for $175.0 million. Prior to the completion of the IPO, each share of Series A-2 preferred stock accrued dividends at the rate of 15.0% per annum with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that accrued and compounded, resulting in an annual dividend rate of 15.0%. Following the completion of the IPO, the Series A-2 preferred stock does not mature or have a cash repayment obligation; however, it is redeemable at our option. The Series A-2 preferred stock becomes convertible into our common stock beginning on the four-year anniversary of the Series A-2 preferred stock issuance. Upon the four-year anniversary of the issuance, holders of Series A-2 preferred stock may convert up to $60.0 million of such shares into our common stock at a conversion rate discounted to 85.0% of the volume weighted average trading value, with the permitted amount of Series A-2 preferred stock to be converted increasing at each subsequent anniversary of the issuance until the sixth anniversary, after which all of the Series A-2 preferred stock may be converted at the holder’s option. Following the completion of the IPO on July 27, 2020, the Series A-2 preferred stock dividend rate changed to 9.0% per annum with required quarterly cash payments. If permitted under our existing debt facilities, we must pay the Series A-2 preferred stock dividend in cash each quarter.

With respect to any redemption of any share of the Series A-2 preferred stock prior to April 13, 2023, we are subject to a make whole penalty in which the holder is guaranteed at least three years of dividend payments on the redeemed amount.

See Note 15 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Critical Accounting Policies and Estimates

Our 2021 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no material changes to those critical accounting policies and estimates as disclosed therein, other than as described in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

These non-GAAP measures do, however, have certain limitations and should not be considered as an alternative to net income (loss) or any other performance measure derived in accordance with GAAP. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items for which we may make adjustments. In addition, Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to similarly titled measures used by other companies in our industry or across different industries, and other companies may not present these or similar measures. Management compensates for these limitations by using these measures as supplemental financial metrics and in conjunction with our results prepared in accordance with GAAP. We encourage investors and others to review our financial information in its entirety, not to rely on any single measure and to view Adjusted EBITDA and Adjusted EBITDA margin in conjunction with the related GAAP measures.

The following is a reconciliation of our net loss to Adjusted EBITDA:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(7,536)	$(12,931)
Interest expense	1,092	2,688
Income tax expense	1,269	2
Depreciation and amortization	12,144	11,796
EBITDA	$6,969	$1,555
Stock-based compensation (1)	10,425	1,805
Start-up losses and investment in new services (2)	786	968
Acquisition costs (3)	467	237
Fair value changes in financial instruments (4)	(2,449)	602
Expenses related to financing transactions (5)	7	50
Fair value changes in business acquisitions contingent consideration (6)	(21)	11,064
Other losses and expenses(7)	267	519
Adjusted EBITDA	$16,451	$16,800
Net loss margin	(5.6)%	(9.7)%
Adjusted EBITDA margin	12.2%	12.6%

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
(4)
Amounts relate to the change in fair value of the interest rate swap instrument and the embedded derivative attached to the Series A-2 preferred stock.
(5)
Amounts represent non-capitalizable expenses associated with refinancing and amending our debt facilities.
(6)
Reflects the difference between the expected settlement value of acquisition related earn-out payments at the time of the closing of acquisitions and the expected (or actual) value of earn-outs at the end of the relevant period.
(7)
In 2022, amounts include costs associated with the closing of a lab. In 2021, amounts include non-operational charges incurred due to the remeasurement of finance leases as a result of the adoption of ASC 842 and costs related to the implementation of a new ERP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of March 31, 2022, which factors in our interest rate swap on $100.0 million of debt, a 1.0% increase in interest rates on the term loan and revolver would increase annual income (loss) before income taxes by approximately $0.7 million. Due to the LIBOR rate of 0.4% in effect at March 31, 2022, any decrease in LIBOR rates would have had a de minimis benefit to annual income (loss) before income taxes.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from the risk factors disclosed in our 2021 Form 10-K. The risks described in our 2021 Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks facing we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL (included as Exhibit 101)

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

Montrose Environmental Group, Inc.

Date: May 10, 2022	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer