Form 10-Q
period 2022-06-30
Montrose Environmental Group, Inc.
filed 2022-08-09
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 29,680,797 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and restricted cash	$98,414	$146,741
Accounts receivable—net	87,676	98,513
Contract assets	47,740	40,139
Prepaid and other current assets	10,406	8,465
Total current assets	244,236	293,858
NON-CURRENT ASSETS:
Property and equipment—net	34,396	31,521
Operating lease right-of-use asset—net	29,466	23,532
Finance lease right-of-use asset—net	8,278	8,944
Goodwill	315,626	311,944
Other intangible assets—net	150,684	160,997
Other assets	5,057	2,298
TOTAL ASSETS	$787,743	$833,094
LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$59,285	$68,936
Accrued payroll and benefits	18,756	25,971
Business acquisitions contingent consideration, current	2,814	31,450
Current portion of operating lease liabilities	8,226	6,888
Current portion of finance lease liabilities	3,462	3,512
Current portion of long-term debt	8,750	10,938
Total current liabilities	101,293	147,695
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	3,560	4,350
Other non-current liabilities	81	100
Deferred tax liabilities—net	6,207	4,006
Conversion option	24,207	23,081
Operating lease liability—net of current portion	21,714	16,859
Finance lease liability—net of current portion	5,199	5,756
Long-term debt—net of deferred financing fees	157,703	161,818
Total liabilities	319,964	363,665
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 at June 30, 2022 and December 31, 2021; aggregate liquidation preference of $182.2 million at June 30, 2022 and December 31, 2021	152,928	152,928
STOCKHOLDERS’ EQUITY:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at June 30, 2022 and December 31, 2021; issued and outstanding shares: 29,679,392 and 29,619,921 at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	477,783	464,143
Accumulated deficit	(162,965)	(147,678)
Accumulated other comprehensive income	33	36
Total stockholders’ equity	314,851	316,501
TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$787,743	$833,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES	$139,910	$136,224	$274,590	$270,041
COST OF REVENUES (exclusive of depreciation and amortization shown below)	90,429	92,104	178,815	187,420
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	46,456	27,366	88,263	52,366
FAIR VALUE CHANGES IN BUSINESS ACQUISITION CONTINGENCIES	(3,510)	12,971	(3,531)	24,035
DEPRECIATION AND AMORTIZATION	12,280	9,878	24,424	21,674
LOSS FROM OPERATIONS	(5,745)	(6,095)	(13,381)	(15,454)
OTHER (EXPENSE) INCOME
Other income (expense)	343	(511)	2,804	(1,393)
Interest expense—net	(1,518)	(6,798)	(2,610)	(9,486)
Total other (expense) income—net	(1,175)	(7,309)	194	(10,879)
LOSS BEFORE EXPENSE (BENEFIT) FROM INCOME TAXES	(6,920)	(13,404)	(13,187)	(26,333)
INCOME TAX EXPENSE (BENEFIT)	831	(256)	2,100	(254)
NET LOSS	$(7,751)	$(13,148)	$(15,287)	$(26,079)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	(84)	28	(3)	57
COMPREHENSIVE LOSS	(7,835)	(13,120)	(15,290)	(26,022)
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(4,100)	(4,100)	(8,200)	(8,200)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(11,851)	(17,248)	(23,487)	(34,279)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— BASIC AND DILUTED	29,678	26,056	29,670	25,586
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— BASIC AND DILUTED	$(0.40)	$(0.66)	$(0.79)	$(1.34)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
							Other
	Convertible and Redeemable						Comprehensive	Total
	Series A-2 Preferred Stock		Common Stock		Additional	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Loss)	Equity
BALANCE—December 31, 2020	17,500	$152,928	24,932,527	$—	$259,427	$(122,353)	$71	$137,145
Net loss	—	—	—	—	—	(12,931)	—	(12,931)
Stock-based compensation	—	—	—	—	1,805	—	—	1,805
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	506,330	—	4,456	—	—	4,456
Accumulated other comprehensive income	—	—	—	—	—	—	29	29
BALANCE—March 31, 2021	17,500	$152,928	25,438,857	$—	$261,588	$(135,284)	$100	$126,404
Net loss	—	—	—	—	—	(13,148)	—	(13,148)
Stock-based compensation	—	—	—	—	2,417	—	—	2,417
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	669,331	—	27,460	—	—	27,460
Accumulated other comprehensive income	—	—	—	—	—	—	28	28
BALANCE—June 30, 2021	17,500	$152,928	26,108,188	$—	$287,365	$(148,432)	$128	$139,061

BALANCE—December 31, 2021	17,500	$152,928	29,619,921	$—	$464,143	$(147,678)	$36	$316,501
Net loss	—	—	—	—	—	(7,536)	—	(7,536)
Stock-based compensation	—	—	—	—	10,425	—	—	10,425
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	55,896	—	429	—	—	429
Accumulated other comprehensive income	—	—	—	—	—	—	45	45
BALANCE—March 31, 2022	17,500	$152,928	29,675,817	$—	$470,897	$(155,214)	$81	$315,764
Net loss	—	—	—	—	—	(7,751)	—	(7,751)
Stock-based compensation	—	—	—	—	10,932	—	—	10,932
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	3,575	—	54	—	—	54
Accumulated other comprehensive loss	—	—	—	—	—	—	(48)	(48)
BALANCE—June 30, 2022	17,500	$152,928	29,679,392	$—	$477,783	$(162,965)	$33	$314,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(15,287)	$(26,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	(171)	590
Depreciation and amortization	24,424	21,674
Amortization of right-of-use asset	4,582	4,025
Stock-based compensation expense	21,357	4,222
Fair value changes in financial instruments	(2,856)	1,120
Fair value changes in business acquisition contingencies	(3,531)	24,035
Deferred income taxes	2,100	(254)
Debt extinguishment costs	—	4,052
Other	370	(87)
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	8,248	(31,009)
Prepaid expenses and other current assets	(433)	1,316
Accounts payable and other accrued liabilities	(10,171)	1,788
Accrued payroll and benefits	(7,794)	(2,846)
Payment of contingent consideration	(19,457)	(15,549)
Other assets	—	(107)
Change in operating leases	(4,323)	(3,937)
Net cash used in operating activities	(2,942)	(17,046)
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,501)	(2,354)
Proceeds received from corporate owned insurance	277	—
Proprietary software development and other software costs	(147)	(208)
Purchase price true ups	(631)	(8,377)
Cash paid for acquisitions—net of cash acquired	(14,328)	(14,876)
Net cash used in investing activities	(18,330)	(25,815)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	105,000
Payments on line of credit	—	(40,000)
Proceeds from term loans	—	175,000
Repayment of term loan	(6,563)	(173,905)
Payment of contingent consideration	(10,722)	(9,605)
Repayment of finance leases	(1,911)	(1,143)
Debt issuance costs	—	(2,590)
Proceeds from issuance of common stock for exercised stock options	483	3,086
Dividend payment to the Series A-2 shareholders	(8,200)	(8,200)
Payments of deferred offering costs	(183)	—
Net cash (used in) provided by financing activities	(27,096)	47,643
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(48,368)	4,782
Foreign exchange impact on cash balance	41	526
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	146,741	34,881
End of period	$98,414	$40,189
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$3,196	$3,397
Cash paid for income tax	$699	$305
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$1,408	$907
Property and equipment purchased under finance leases	$1,273	$1,766
Common stock issued to acquire new businesses	$—	$2,746
Acquisitions unpaid contingent consideration	$6,374	$31,152
Acquisitions contingent consideration paid in shares	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 80 offices across the United States, Canada and Australia and approximately 2,800 employees as of June 30, 2022.

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

As disclosed in the Company's 2021 Annual Report on Form 10-K, in June 2021, with an effective adoption date of January 1, 2021, the Company adopted Accounting Standard Codification ("ASC") 842, Leases. As a result, the Company has adjusted the previously reported unaudited condensed consolidated financial statements effective January 1, 2021. The retroactive adoption of ASC 842 resulted in adjustments to depreciation and amortization expense and other income (expense) financial statement line items amounting to $1.0 million and $0.3 million, respectively. The total retroactive impact to net loss was an increase of $1.3 million and a decrease of $1.3 million, for the three months ended March 31, 2021 and June 30, 2021, respectively. See Note 6.

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

Remediation and Reuse Revenues—Remediation and Reuse revenues are generated from engineering, design, implementation and operating and maintenance (“O&M”) services primarily to treat contaminated water, remove contaminants from soil or create biogas from waste. Engineering, design and implementation contracts are predominantly fixed-fee and time-and-materials based. Services on the majority of O&M contracts are provided under long-term fixed-fee contracts.

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

The following table presents the Company’s contract balances:

	June 30,	December 31,
	2022	2021
Contract assets	$47,740	$40,139
Contract liabilities	18,917	27,907

Contract assets acquired through business acquisitions amounted to $1.0 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively. Contract liabilities acquired through business acquisitions amounted to zero and $0.5 million as of

June 30, 2022 and December 31, 2021, respectively. Revenue recognized during the three and six months ended June 30, 2022, included in the contract liabilities balance at the beginning of the year was $5.0 million and $13.3 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior periods during the three and six months ended June 30, 2022 was not material.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of June 30, 2022 and December 31, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $97.9 million and $108.7 million, respectively. As of June 30, 2022, the Company expected to recognize approximately $74.0 million of this amount as revenue in 2022 and $23.9 million the year after.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	June 30,	December 31,
	2022	2021
Accounts receivable, invoiced	$89,667	$101,709
Accounts receivable, other	918	1,385
Allowance for doubtful accounts	(2,909)	(4,581)
Accounts receivable—net	$87,676	$98,513

As of June 30, 2022, the Company had one customer who accounted for 22.2% of our gross accounts receivable. As of December 31, 2021, the Company had one customer who accounted for 23.1% of our gross accounts receivable. For the three and six months ended June 30, 2022, the Company had one customer who accounted for 16.1% and 16.7% of revenue, respectively. During the three and six months ended June 30, 2021, the Company had three customers who accounted for 14.1%, 14.1% and 10.2%, and 13.4%, 13.2% and 11.9% of revenue, respectively. The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

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

	Beginning Balance	Bad Debt Expense	Charged to Allowance	Other(1)	Ending Balance
Six months ended June 30, 2022	$4,581	$(171)	$(1,520)	$19	$2,909
Year ended December 31, 2021	4,265	1,135	(1,548)	729	4,581

____________________

(1)
This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
Deposits	$1,366	$843
Prepaid expenses	5,177	4,675
Supplies	2,797	2,439
Income tax receivable	1,066	508
Prepaid and other current assets	$10,406	$8,465

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

Property and equipment, net, consisted of the following:

	Estimated	June 30,	December 31,
	Useful Life	2022	2021
Lab and test equipment	7 years	$21,007	$18,581
Vehicles	5 years	5,450	5,414
Equipment	3-7 years	36,698	35,148
Furniture and fixtures	7 years	2,729	2,844
Leasehold improvements	7 years	8,215	7,268
Aircraft	10 years	931	931
Building	39 years	2,975	2,975
		78,005	73,161
Land		725	725
Construction in progress		3,026	2,342
Less accumulated depreciation		(47,360)	(44,707)
Total property and equipment— net		$34,396	$31,521

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $1.8 million and $3.6 million for the three and six months ended June 30, 2022, respectively, and $0.7 million and $3.1 million for the three and six months ended June 30, 2021, respectively.

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

The components of lease expense were as follows:

		For the Three Months Ended June 30,
	Statement of Operations Location	2022	2021
Operating lease cost
Lease cost	Selling, general and administrative expense	$2,500	$2,236
Variable lease cost	Selling, general and administrative expense	190	114
Total operating lease cost		2,690	2,350

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	1,012	848
Interest on lease liabilities	Interest expense—net	108	103
Total finance lease cost		1,120	951
Total lease cost		$3,810	$3,301

		For the Six Months Ended June 30,
	Statement of Operations Location	2022	2021
Operating lease cost
Lease cost	Selling, general and administrative expense	$4,951	$4,336
Variable lease cost	Selling, general and administrative expense	557	215
Total operating lease cost		5,508	4,551

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	1,951	1,643
Interest on lease liabilities	Interest expense—net	220	199
Total finance lease cost		2,171	1,842
Total lease cost		$7,679	$6,393

Supplemental cash flows information related to leases was as follows:

	For the Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$4,741	$4,249
Operating cash flows used in finance leases	220	199
Financing cash flows used in finance leases	1,911	1,632

Lease liabilities arising from new ROU assets
Operating leases	10,478	5,305
Finance leases	1,273	1,928

Weighted average remaining lease terms and weighted average discount rates were:

	June 30, 2022
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.68	3.00
Weighted average discount rate	2.53%	4.85%

	June 30, 2021
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.11	2.95
Weighted average discount rate	2.57%	5.10%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2022	$4,816	$2,077
2023	7,884	3,191
2024	6,246	2,132
2025	4,445	1,231
2026 and thereafter	8,400	672
Total undiscounted future minimum lease payments	31,791	9,303
Less imputed interest	(1,851)	(642)
Total discounted future minimum lease payments	$29,940	$8,661

7. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired certain businesses during the six months ended June 30, 2022 and during the year ended December 31, 2021. The results of each of those acquired businesses are included in the unaudited condensed consolidated financial statements beginning on the acquisition date. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

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

The Company may be required to make up to $8.5 million in aggregate earn-out payments between the years 2022 and 2026 in connection with certain of its business acquisitions.

Transaction costs related to business combinations totaled $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $0.7 million for the three and six months ended June 30, 2021, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Acquisitions Completed During the Six Months Ended June 30, 2022

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

The following table summarizes the elements of the purchase price of the acquisitions completed during the six months ended June 30, 2022:

	Cash	Common Stock	Other Purchase Price Components Current	Other Purchase Price Components Long Term	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
EnvStd	$14,473	$—	$161	$—	$1,166	$—	$15,800
IAG	150	—	—	—	50	—	200
Total	$14,623	$—	$161	$—	$1,216	$—	$16,000

The other purchase price components of the EnvStd purchase price consist of a surplus working capital amount, which is not finalized at this time.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	EnvStd	IAG	Total
Cash	$295	$—	$295
Accounts receivable and contract assets	5,200	—	5,200
Other current assets	456	—	456
Current assets	5,951	—	5,951
Property and equipment	168	—	168
Operating lease right-of-use asset—net	2,895	—	2,895
Customer relationships	5,807	—	5,807
Trade names	1,010	—	1,010
Covenants not to compete	269	50	319
Goodwill	3,746	150	3,896
Total assets	19,846	200	20,046
Current liabilities	1,718	—	1,718
Operating lease liability—net of current portion	2,328	—	2,328
Total liabilities	4,046	—	4,046
Purchase price	$15,800	$200	$16,000

The weighted average useful lives for the acquired companies’ identifiable intangible assets are as follows:

	Customer Relationships	Tradenames	Covenants Not to Compete
EnvStd	15	5	5
IAG	n/a	n/a	3

Goodwill associated with the IAG acquisition is deductible for income tax purposes.

For the acquisitions completed during the six months ended June 30, 2022, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2022 includes revenue of $4.3 million and $7.6 million, respectively, and pre-tax (loss) income of $(0.1) million and $0.7 million, respectively, related to these acquisitions. EnvStd and IAG are included in the Company’s Assessment, Permitting and Response and Remediation and Reuse segments, respectively.

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

The other purchase price components of the MSE purchase price consist of a surplus working capital amount on the date of close, a seller make-whole for taxes related to a 338(h)(10) election, an integration payment liability and a purchase price true up related to MSE’s financial performance in the fourth quarter of 2020. The other purchase price components of the EI purchase price consist of a surplus working capital amount on the date of close. The other purchase price components of all the other acquisitions purchase price mainly consist of surplus/deficit working capital amounts and 338(h)(10) election liabilities. Horizon's closing working capital deficit amount will be finalized during the third quarter of 2022.

The purchase price attributable to the acquisitions was allocated as follows:

	MSE	EI	All other acquisitions	Total
Cash	$2,810	$250	$693	$3,753
Accounts receivable	2,980	4,675	4,133	11,788
Other current assets	31	84	289	404
Current assets	5,821	5,009	5,115	15,945
Property and equipment	513	32	1,168	1,713
Operating lease right-of-use asset—net	740	106	2,233	3,079
Customer relationships	8,720	10,073	12,830	31,623
Trade names	521	996	1,958	3,475
Covenants not to compete	922	511	1,248	2,681
Acquired Technology	—	—	321	321
Goodwill	8,176	8,960	19,959	37,095
Total assets	25,413	25,687	44,832	95,932
Current liabilities	1,007	2,719	2,351	6,077
Operating lease liability—net of current portion	548	36	1,805	2,389
Total liabilities	1,555	2,755	4,156	8,466
Purchase price	$23,858	$22,932	$40,676	$87,466

The weighted average useful lives for the acquired companies’ identifiable intangible assets are as follows:

	Customer Relationships	Tradenames	Covenants Not to Compete	Developed Technology
MSE	2-7	2	5	n/a
EI	10	5	5	n/a
All other 2021 acquisitions	10	n/a-3	n/a-5	n/a-5

Goodwill associated with all of these acquisitions is deductible for income tax purposes.

For the acquisitions completed during the year ended December 31, 2021, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021 includes revenue of $3.9 million and $7.8 million, respectively, and pre-tax income (loss) of $0.1 million and $(0.2) million, respectively, related to the acquisitions completed prior to June 30, 2021. MSE is included in the Company’s Remediation and Reuse segment and Vista is included in the Company’s Measurement and Analysis segment.

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

	For the Three Months Ended June 30,
	2022			2021
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$139,910	$—	$139,910	$136,224	$14,120	$150,344
Net (loss) income	(7,751)	—	(7,751)	(13,148)	2,759	(10,389)

	For the Six Months Ended June 30,
	2022			2021
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$274,590	$1,395	$275,985	$270,041	$25,970	$296,011
Net (loss) income	(15,287)	194	(15,093)	(26,079)	4,743	(21,336)

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2021	$176,541	$83,770	$51,633	$311,944
Goodwill acquired during the period	3,746	—	150	3,896
Acquisitions measurement period adjustments	(510)	296	—	(214)
Balance as of June 30, 2022	$179,777	$84,066	$51,783	$315,626

Amounts related to finite-lived intangible assets are as follows:

June 30, 2022	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$202,212	$85,508	$116,704
Covenants not to compete	4-5 years	32,941	26,741	6,200
Trade names	1-5 years	21,422	16,676	4,746
Proprietary software	3-5 years	22,224	13,633	8,591
Patent	16 years	17,479	3,036	14,443
Total other intangible assets —net		$296,278	$145,594	$150,684

December 31, 2021	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$196,323	$74,010	$122,313
Covenants not to compete	4-5 years	32,622	25,113	7,509
Trade names	1-5 years	20,403	15,139	5,264
Proprietary software	3-5 years	22,077	11,155	10,922
Patent	16 years	17,479	2,490	14,989
Total other intangible assets —net		$288,904	$127,907	$160,997

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. Amortization expense was $9.5 million and $18.9 million for the three and six months ended June 30, 2022, respectively, and $8.4 million and $17.0 million for the three and six months ended June 30, 2021, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2022 (remaining)	15,868
2023	27,532
2024	23,005
2025	16,412
2026 and thereafter	67,867
Total	$150,684

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Accounts payable	$26,321	$24,167
Accrued expenses	11,913	14,906
Other business acquisitions purchase price obligations	360	502
Contract liabilities	18,917	27,907
Other current liabilities	1,774	1,454
Total accounts payable and other accrued liabilities	$59,285	$68,936

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued bonuses	$4,863	$13,438
Accrued paid time off	1,286	1,144
Accrued payroll	8,032	6,547
Accrued other	4,575	4,842
Total accrued payroll and benefits	$18,756	$25,971

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was (12.0)% and (15.9)% for the three and six months ended June 30, 2022, respectively, and 1.8% and 1.0% for the three and six months ended June 30, 2021, respectively. Income tax expense recorded by the Company during the three and six months ended June 30, 2022 was $0.8 million and $2.1 million, respectively. The income tax (benefit) recorded by the Company during the three and six months ended June 30, 2021 was $(0.3) million in both periods. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of June 30, 2022, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of June 30, 2022. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

12. DEBT

Debt consisted of the following:

	June 30,	December 31,
	2022	2021
Term loan facility	$168,437	$175,000
Revolving line of credit	—	—
Less deferred debt issuance costs	(1,984)	(2,244)
Total debt	166,453	172,756
Less current portion of long-term debt	(8,750)	(10,938)
Long-term debt, less current portion	$157,703	$161,818

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

The 2021 Credit Facility term loan must be repaid in quarterly installments and shall amortize at the following future quarterly rates:

Date	Quarterly Installment Rate
September 30, 2022	1.25%
December 31, 2022	1.25%
March 31, 2023	1.25%
June 30, 2023	1.25%
September 30, 2023	1.25%
December 31, 2023	1.88%
March 31, 2024	1.88%
June 30, 2024	1.88%
September 30, 2024	1.88%
December 31, 2024	1.88%
March 31, 2025	1.88%
June 30, 2025	1.88%
September 30, 2025	1.88%
December 31, 2025	2.50%
March 31, 2026	2.50%
April 27, 2026	Remaining balance

Repayments of quarterly installments were scheduled to begin with the quarter ended December 31, 2021. The first quarterly installment repayment, amounting to $2.2 million, was billed and charged by the lenders in January 2022. The second and third quarterly installment repayments amounting to $2.2 million each were paid in the first and second quarter of 2022, respectively.

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

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants requiring the Company to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending September 30, 2023 and then to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. As of June 30, 2022, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 1.1 times and the Company was in compliance with all covenants under the 2021 Credit Facility.

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

The weighted average interest rate on the 2021 Credit Facility for the six months ended June 30, 2022 was 2.2%.

The Company’s obligations under the 2021 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

2020 Credit Facility—On April 13, 2020, the Company entered into a Unitranche Credit Agreement (the “2020 Credit Facility”) providing for a $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility. The 2020 Credit facility was repaid in full in in April 2021. The resulting loss on extinguishment upon repayment of the 2020 Credit Facility in April 2021, amounted to $4.1 million, of which $1.0 million was related to fees paid and $3.1 related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense, net within the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021.

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

The following is a schedule of the aggregate annual maturities of long-term debt presented on the unaudited condensed consolidated statement of financial position, based on the terms of the 2021 Credit Facility:

June 30,
2023	$8,750
2024	12,031
2025	13,125
2026	134,531
Total	$168,437

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	June 30,	December 31,
	2022	2021
Interest rate swap	$3,982	$—
Total assets	$3,982	$—

Business acquisitions contingent consideration, current	$2,814	$31,450
Business acquisitions contingent consideration, long-term	3,560	4,350
Conversion option	24,207	23,081
Total liabilities	$30,581	$58,881

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Total Liabilities
Balance—at January 1, 2021	$—	$—	$49,902	$4,565	$20,886	$75,353
Acquisitions	—	—	—	2,804	—	2,804
Changes in fair value included in earnings	—	—	13,774	10,261	1,120	25,155
Payment of contingent consideration payable	—	—	(50,154)	—	—	(50,154)
Reclass of long term to short term contingent liabilities			16,630	(16,630)	—	—
Balance—at June 30, 2021	$—	$—	$30,152	$1,000	$22,006	$53,158

Balance—at January 1, 2022	$—	$—	$31,450	$4,350	$23,081	$58,881
Acquisitions	—	—	—	1,216	—	1,216
Changes in fair value included in earnings	3,982	3,982	(73)	(390)	1,126	663
Payment of contingent consideration payable	—	—	(30,179)	—	—	(30,179)
Reclass of long term to short term contingent liabilities			1,616	(1,616)	—	—
Balance—at June 30, 2022	$3,982	$3,982	$2,814	$3,560	$24,207	$30,581

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Interest Rate Swap—The interest rate swap fair value is estimated based on a mid-market price for the swap as of the close of business of the reporting period. The fair value is prepared by discounting future cash flows of the swap to arrive at a current value of the swap. Forward curves and volatility levels inputs are determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. The Company does not apply hedge accounting but instead recognizes the instrument at fair value on the unaudited condensed consolidated statement of financial position within other assets, with changes in fair value recognized in earnings in each reporting period. The change in fair value of $1.0 million and $4.0 for the three and six months ended June 30, 2022, respectively was recognized as a component of other expense on the Company's unaudited condensed consolidated statements of operations.

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

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2030. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2027 (Note 6 and 12).

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

15. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. Before the Company’s IPO, each share of Convertible and Redeemable Series A-2 Preferred Stock accrued dividends at the rate of 15.0% per annum, with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that were accrued. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $4.1 million during both the three months ended June 30, 2022 and June 30, 2021, and $8.2 million during both the six months ended June 30, 2022 and June 30, 2021.

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

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of June 30, 2022, the Company has determined that a change of control is not probable. Additionally, as of June 30, 2022, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of June 30, 2022, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary. The Convertible and Redeemable Series A-2 Preferred Stock had an aggregate liquidation preference of $182.2 million as of June 30, 2022 and December 31, 2021.

The Convertible and Redeemable Series A-2 Preferred Stock contains embedded features that are required to be bifurcated and are subject to separate accounting treatment from the instrument itself. At issuance, these embedded features consisted of (i) a contingent dividend feature associated with the decrease in the dividend rate upon an IPO and (ii) a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. Upon the Company’s IPO, the embedded derivative only consisted of the conversion option. As of June 30, 2022 and December 31, 2021, this conversion embedded feature had a net fair value of $24.2 million and $23.1 million, respectively. The change in value of $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2021, respectively, was recorded to other expense.

16. STOCKHOLDERS’ EQUITY

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of June 30, 2022 and December 31, 2021.

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

Common Stock Issuances—The Company issued the following shares of common stock:

	Three Months Ended June 30,
	2022			2021
	Shares	Average Price per Share	Total (in thousands)	Shares	Average Price per Share	Total (in thousands)
Acquisitions	—	$—	$—	9,322	$50.95	$475
Exercise of options	3,575	15.15	54	94,090	9.58	901
Restricted shares, net (1)	—	—	—	2,112	56.31	—
Payment of earn-out liability	—	—	—	539,607	46.33	25,000
Payment of purchase price true up	—	—	—	24,200	44.81	1,084
Total	3,575	$15.15	$54	669,331	$41.20	$27,460

	Six Months Ended June 30,
	2022			2021
	Shares	Average Price per Share	Total (in thousands)	Shares	Average Price per Share	Total (in thousands)
Acquisitions	—	$—	$—	81,062	$33.88	$2,746
Exercise of warrants (1)	—	—	—	67,713	17.19	—
Exercise of options	34,182	14.15	483	424,150	7.28	3,086
Restricted shares, net (1)	25,289	66.58	—	38,929	31.31	—
Payment of earn-out liability	—	—	—	539,607	46.33	25,000
Payment of purchase price true up	—	—	—	24,200	44.81	1,084
Total	59,471	$36.44	$483	1,175,661	$29.17	$31,916

(1) Represents the non-cash release of common shares due to the exercise of warrants and the vesting of restricted stock.

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of June 30, 2022, and June 30, 2021, there was $162.1 million and $16.4 million, respectively, of total unrecognized stock compensation expense related to unvested options, restricted stock and stock appreciation rights granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average four year period. The following number of shares were authorized to be issued and available for grant:

	June 30, 2022
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	8,139,987	2,037,144	10,177,131
Shares available for grant(1)	445,244	—	445,244

	June 30, 2021
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	3,944,750	2,047,269	5,992,019
Shares available for grant	1,609,687	—	1,609,687

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

Total stock compensation expense for the Plans was as follows:

	Three Months Ended June 30,
	2022					2021
	2017 plan			2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	SARs	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$371	$—	$—	$—	$371	$290	$—	$—	$290
Selling, general and administrative expense	2,254	6,017	2,290	—	10,561	1,790	330	6	2,126
Total	$2,625	$6,017	$2,290	$—	$10,932	$2,080	$330	$6	$2,416

	Six Months Ended June 30,
	2022					2021
	2017 plan			2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	SARs	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$665	$—	$—	$—	$665	$896	$—	$10	$906
Selling, general and administrative expense	4,233	11,809	4,650	—	20,692	2,794	512	9	3,315
Total	$4,898	$11,809	$4,650	$—	$21,357	$3,690	$512	$19	$4,221

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units—The Company issues restricted stock awards ("RSAs") to certain 2017 Plan participants as Director’s compensation. There were zero and 4,534 RSAs granted during the three months ended June 30, 2022 and June 30, 2021, respectively. There were 10,920 and 19,066 RSAs granted during the six months ended June 30, 2022 and June 30, 2021, respectively. These RSAs vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

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

During 2021 and 2022, the Board of Directors approved the creation of certain supplemental incentive plans (“SI Plans”) for selected employees to reward exceptional performance. These SI Plans provide supplemental bonus opportunities payable in RSUs under the 2017 Plan upon meeting certain financial performance targets. There were 95,404 RSUs issued under these SI Plans during the six months ended June 30, 2022 and zero RSUs issued under these SI plans during the six months ended June 30, 2021. These RSUs vest four years from the date of grant, subject to continued service through such date.

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

RSA and RSU activity was as follows:

	Three Months Ended June 30,
	2022			2021
	Shares	Average Price per Share	Fair Value (in thousands)	Shares	Average Price per Share	Fair Value (in thousands)
Awards granted	—	$—	$—	4,534	$56.31	$255

	Six Months Ended June 30,
	2022			2021
	Shares	Average Price per Share	Fair Value (in thousands)	Shares	Average Price per Share	Fair Value (in thousands)
Awards granted	106,324	$46.82	$4,978	19,066	$36.99	$705

There were an aggregate of zero and 25,289 shares underlying RSAs and RSUs that became fully vested and were released as unrestricted shares of common stock during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, there were an aggregate of 2,112 and 38,929 shares underlying RSAs and RSUs that became fully vested and were released as unrestricted shares of common stock, respectively. There was an aggregate of 2,064,197 and 286,239 shares underlying outstanding RSA and RSU awards as of June 30, 2022 and June 30, 2021, respectively. There were no forfeitures of RSAs or RSUs during the three and six months ended June 30, 2022 and June 30, 2021.

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

The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date. The SARs expire 10 years after the grant date. The fair value of these SARs at the grant date was $46.0 million. The weighted average remaining contract life of these SARs as of June 30, 2022 was 9.46 years.

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

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding as of January 1, 2021	1,840,229	$23	$12	9.09	$15,598
Granted	232,470	38	21	—	—
Forfeited/ cancelled	(13,425)	27	—	—	—
Expired	(1,250)	18	—	—	—
Exercised	(33,918)	20	—	—	1,014
Outstanding as of June 30, 2021	2,024,106	25	13	8.74	58,785

Outstanding as of January 1, 2022	2,036,729	$26	$14	8.30	$91,030
Granted	563,084	44	16	—	—
Forfeited/ cancelled	(38,887)	35	—	—	—
Exercised	(14,197)	25	—	—	393
Outstanding as of June 30, 2022	2,546,729	$30	$15	8.22	$19,199
Exercisable at June 30, 2022	559,543	29	—	7.07	3,950

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation:

	June 30,	June 30,
	2022	2021
Common stock value (per share)	$44.01	$38.23
Expected volatility	33.45%	58.22%
Risk-free interest rate	1.78%	0.73%
Expected life (years)	6.35	6.22
Forfeiture rate	None	None
Dividend rate	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding as of January 1, 2021	1,787,869	$6	$1	5.40	$43,867
Exercised	(389,232)	6	—	—	15,922
Outstanding as of June 30, 2021	1,398,637	6	1	4.88	65,982

Outstanding as of January 1, 2022	897,674	$6	$2	4.37	$57,529
Exercised	(19,985)	6	—	—	859
Outstanding as of June 30, 2022	877,689	$6	$2	3.88	$23,991
Exercisable at June 30, 2022	877,689	6	—	3.88	23,991

Total shares outstanding from exercised options were 1,243,272 shares and 673,350 shares as of June 30, 2022 and June 30, 2021, respectively.

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	June 30,
	2022	2021
Montrose 2013 Stock Incentive Plan	877,689	2,047,269
Montrose 2017 Stock Incentive Plan(1)	7,769,931	3,944,750
Total	8,647,620	5,992,019

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of RSAs, RSUs, SARs and shares of common stock underlying stock options outstanding under the Plans to purchase common stock. During the three and six months ended June 30, 2022 and June 30, 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for net loss per share)	2022	2021	2022	2021
Net loss	$(7,751)	$(13,148)	$(15,287)	$(26,079)
Convertible and redeemable series A-2 preferred stock dividend	(4,100)	(4,100)	(8,200)	(8,200)
Net loss attributable to common stockholders –basic and diluted	(11,851)	(17,248)	(23,487)	(34,279)
Weighted-average common shares outstanding – basic and diluted	29,678	26,056	29,670	25,586
Net loss per share attributable to common stockholders –basic and diluted	$(0.40)	$(0.66)	$(0.79)	$(1.34)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	June 30,
	2022	2021
Stock options	3,424,418	1,737,307
Restricted stock	1,777,958	28,623
SARs	3,000,000	—

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

Segment revenues and Adjusted EBITDA consisted of the following:

	Three Months Ended June 30,
	2022		2021
		Segment		Segment
	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$50,037	$10,809	$70,705	$14,856
Measurement and Analysis	42,224	7,047	39,117	9,491
Remediation and Reuse	47,649	7,056	26,402	4,309
Total Operating Segments	139,910	24,912	136,224	28,656
Corporate and Other	—	(8,399)	—	(7,693)
Total	$139,910	$16,513	$136,224	$20,963

	Six Months Ended June 30,
	2022		2021
		Segment		Segment
	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$95,637	$20,432	$145,967	$30,660
Measurement and Analysis	81,985	13,369	72,557	14,351
Remediation and Reuse	96,968	15,049	51,517	6,790
Total Operating Segments	274,590	48,850	270,041	51,801
Corporate and Other	—	(15,886)	—	(14,039)
Total	$274,590	$32,964	$270,041	$37,762

Presented below is a reconciliation of the Company’s segment measure to net loss:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Total	$16,513	$20,963	$32,964	$37,762
Interest expense, net	(1,518)	(6,798)	(2,610)	(9,486)
Income tax (expense) benefit	(831)	256	(2,100)	254
Depreciation and amortization	(12,280)	(9,878)	(24,424)	(21,674)
Stock-based compensation	(10,932)	(2,417)	(21,357)	(4,222)
Start-up losses and investment in new services	(885)	(1,122)	(1,671)	(2,090)
Acquisition costs	(519)	(506)	(986)	(743)
Fair value changes in financial instruments	407	(518)	2,856	(1,120)
Fair value changes in business acquisition contingencies	3,510	(12,971)	3,531	(24,035)
Expenses related to financing transactions	—	—	(7)	(50)
Other losses or expenses (1)	(1,216)	(157)	(1,483)	(675)
Net loss	$(7,751)	$(13,148)	$(15,287)	$(26,079)

(1) In 2022, amounts include costs associated with the closing of a lab. In 2021, amounts include non-operational charges incurred due to the remeasurement of finance leases as a result of the adoption of ASC 842 and costs related to the implementation of a new ERP.

19. RELATED-PARTY TRANSACTIONS

The Company did not have any related party transactions during the three and six months ended June 30, 2022 and June 30, 2021 or during the year ended December 31, 2021.

20. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of June 30, 2022, and December 31, 2021, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. Prior to May 22, 2020, the Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 4.0% of the participant’s compensation. Beginning on May 22, 2020, the Company temporarily ceased making employer contributions. Employer contributions were reinstated beginning on April 23, 2021. Employer contributions under the 401(k) Savings Plan were $1.7 million and $3.4 million for the three and six months ended June 30, 2022, respectively, and $0.7 million for both the three and six months ended June 30, 2021, and are included within selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.

21. SUBSEQUENT EVENTS

Business Acquisition—On August 1, 2022, the Company completed the business acquisition of TriAD Environmental Consultants, Inc. (“TriAD”) by acquiring 100.0% of the company's common stock. This company is an environmental consulting company. TriAD is based in Nashville, TN. TriAD is part of the Company’s Assessment, Permitting & Response segment.

		Total
	Cash (1)	Purchase Price
TriAD	$3,000,000	$3,000,000

(1) The purchase price of this acquisition was funded 100.0% through cash on hand.

Due to the timing of the close of this transaction, the Company has not yet completed the initial purchase price allocation for this acquisition, including obtaining all of the information required to determine the acquired intangible assets, goodwill, assets and liabilities assumed.

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
•
general global economic, business and other conditions, including inflation, the cyclical nature of our industry and the significant fluctuations in events that impact our business;
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
•
any failure in or breach of our networks and systems or other forms of cyber-attack;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and six months ended June 30, 2022 and June 30, 2021 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2021 Form 10-K.

Overview

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. According to data derived from a 2021 Environmental Industry Study prepared by Environmental Business International, Inc., or EBI, which we commissioned, the global environmental industry is estimated to be approximately $1.3 trillion, with $428.0 billion concentrated in the United States.

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

COVID-19

To date, COVID-19 related adverse impacts such as temporarily delayed project start dates, particularly within our Remediation and Reuse segment, exiting certain service lines and employee quarantines have not had a material adverse effect on our reported results. On the other hand, we have seen benefits from COVID-19 given client demand for CTEH’s toxicology and response services, which represented a meaningful, although declining, revenue stream in the three and six months ended June 30, 2022 and June 30, 2021, and that, once the pandemic subsides, we may not be able to replace in future periods. Although many parts of our business saw some impact from COVID-19, in the aggregate, our overall business benefitted from COVID-19 during the three and six months ended June 30, 2022 and June 30, 2021, primarily as a result of COVID-19 response work performed by CTEH. For additional information regarding the historical impacts of COVID-19 on our business, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K.

COVID-19 has had an impact on our historical seasonality trends. We have not experienced a significant slowdown in cash collections, and as a result cash flow from operations has not been materially adversely impacted.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. We utilized certain of these provisions in 2020, including the deferral of the employer side social security payments for payroll for the eligible portion of the year. In total, we deferred approximately $5.0 million of 2020 payments to 2021 and 2022, of which $2.5 million was repaid in December 2021 and we expect to pay the remaining $2.5 million in the fourth quarter of 2022.

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Revenues in thousands)	2022	2021	2022	2021
Acquisitions completed	—	1	2	2
Revenues attributable to acquisitions in the period	—	$457	$7,600	$7,831
Percentage of revenues	0.0%	0.3%	2.8%	2.9%

Revenues from acquired companies exclude intercompany revenues from revenue synergies realized between business lines within operating segments, as these are eliminated at the consolidated segment and Company level. We expect our revenue growth to continue to be driven in significant part by acquisitions.

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn outs could be significant. The amount of each for the three and six months ended June 30, 2022 and June 30, 2021, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Amortization expense	$9,492	$8,407	$18,911	$17,002
Acquisition-related costs	519	506	986	743
Fair value changes in business acquisition contingencies	(3,510)	12,971	(3,531)	24,035

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made earn-out payments of $30.0 million and $50.0 million in March 2022 and April 2021, respectively, in connection with our CTEH acquisition. $25.0 million of the 2021 CTEH earn-out payment was made in the form of shares of our common stock. In connection with our Vista, Sensible, ECI and EnvStd acquisitions, we may make up to $8.5 million in aggregate earn-out payments between the years 2022 and 2026. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

See Note 21 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” for information regarding acquisitions completed after June 30, 2022.

Organic Growth

We define organic growth as the change in revenues excluding revenues from acquisitions for the first twelve months following the date of acquisition and excluding revenues from businesses disposed of or discontinued. As a result of the significance of CTEH to Montrose and the potential annual volatility in CTEH’s revenues due to the emergency response aspect of their business, we also disclose organic growth without the annual organic revenue growth of CTEH. We expect to continue to disclose organic revenue growth with and without CTEH. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in conjunction with revenue growth calculated in accordance with GAAP. We have grown organically and expect to continue to do so.

Discontinued Service Lines

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations. During the second quarter of 2022, as part of this evaluation, we determined to exit all water treatment and biogas operations and maintenance contracts, collectively, the Discontinued O&M Contracts. The decision to exit these contracts was reached after a careful consideration of the risks and rewards associated with them. The work associated with these contracts is non-specialized and commoditized, and it was determined that the risk of facility failure taken on by the Company as the O&M contractor, no longer justified the low margins in these contracts. As a part of exiting these contracts, a process that is expected to be completed by the end of 2022, we have eliminated the positions associated with the workstreams. Revenue from our water treatment and biogas operations and maintenance contracts, which are included in the results of our Remediation and Reuse segment, were $0.9 million and $3.3 million in the three months ended June 30, 2022 and June 30, 2021, respectively, and $2.3 million and $6.8 million in the six months ended June 30, 2022 and June 30, 2021, respectively. This decision does not impact the Company’s specialized PFAS water treatment operations and maintenance contracts.

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

Financing Costs

Financing costs, relating primarily to interest expense on our debt, continue to be a significant component of our results of operations. We incurred interest expense of $1.5 million and $2.6 million during the three and six months ended June 30, 2022, respectively, and $6.8 million and $9.5 million during the three and six months ended June 30, 2021.

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

Earnings Volatility

In addition to the impact of seasonality on earnings, the acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster, and more recently, the benefit from COVID related work. The benefit from COVID related work began in the third quarter of 2020, peaked in the first quarter of 2021 and has declined each subsequent quarter, although demand has continued through June 30, 2022. Demand for COVID-19 related or environmental emergency response services provided by CTEH remains difficult to predict and as a result, we may have experienced revenues and earnings in both the first half of 2022 and 2021 that are not indicative of future results, making those periods particularly difficult comparisons for future periods. We do however expect that a portion of the lost COVID-19 response revenues will be offset by other CTEH service line revenues as internal resources are freed up from the COVID-19 response work. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results.

Cybersecurity Breach

As previously disclosed, on June 11, 2022 we were the target of an organized ransomware attack on our IT systems that led to the temporary disruption of our regular operations. The most affected portion of the business was our Enthalpy lab network. Upon discovery of the attack, we immediately began restoration and remediation efforts. By June 30, 2022, we had substantially restored our operations. The Company's financial systems are cloud based and were not affected. We engaged third party experts, including cyber legal counsel and a cybersecurity firm, to perform a fulsome forensic investigation of this attack and we promptly notified federal law enforcement. Based on the results of the investigation, we do not believe there has been any misuse of confidential or sensitive client data, have made notifications to clients, and have proactively addressed client concerns regarding our security environment. Furthermore, we have identified a limited number of individuals whose personally identifiable information may have been accessed from our systems and are in process of making appropriate notifications to such individuals and required regulators. The Company has insurance coverage, subject to a $0.3 million deductible, against recovery costs and business interruption resulting from cyber-attacks and is in the process of preparing and submitting claims. We believe that the impact on revenues and income before tax in the quarter ended June 30, 2022 was approximately $1.0 million, with an additional smaller loss in July 2022.

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,
(in thousands, except per share and percentage data)	2022	2021
Statements of operations data:
Revenues	$139,910	$136,224
Cost of revenues (exclusive of depreciation and amortization)	90,429	92,104
Selling, general and administrative expense	46,456	27,366
Fair value changes in business acquisition contingencies	(3,510)	12,971
Depreciation and amortization	12,280	9,878
Loss from operations	$(5,745)	$(6,095)
Other income (expense)	343	(511)
Interest expense, net	(1,518)	(6,798)
Loss before income taxes	(6,920)	(13,404)
Income tax expense (benefit)	831	(256)
Net loss	$(7,751)	$(13,148)
Series A-2 dividend payment	(4,100)	(4,100)
Net loss attributable to common stockholders	$(11,851)	$(17,248)
Weighted average number of shares — basic and diluted	29,678	26,056
Loss per share — basic and diluted	$(0.40)	$(0.66)

Revenues

For the three months ended June 30, 2022, we had revenues of $139.9 million, an increase of $3.7 million, or 2.7% over the three months ended June 30, 2021. The period over period increase in revenues was driven by organic growth in our Measurement and Analysis and Remediation and Reuse segments, and acquisitions completed in and subsequent to the quarter ended June 30, 2021, which contributed revenues of $14.6 million. These increases were partially offset by significantly lower revenue from CTEH driven by lower demand for COVID-19 related services and exiting waste water treatment and biogas O&M contracts. Revenue from CTEH was $32.1 million in the three months ended June 30, 2022 compared to $65.9 million in the three months ended June 30, 2021. Total revenue from COVID-19 related services was $20.4 million and $55.2 million in the three months ended June 30, 2022 and June 30, 2021, respectively. Revenue from Discontinued O&M Contracts generated revenues of $0.9 million and $3.3 million in the three months ended June 30, 2022 and June 30, 2021, respectively. Revenue by segment and as a percentage of total revenues was as follows:

	Three Months Ended June 30,
	2022		2021
(Revenues in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$50,037	35.8%	$70,705	51.9%
Measurement and Analysis	42,224	30.2	39,117	28.7
Remediation and Reuse	47,649	34.1	26,402	19.4
	$139,910		$136,224

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

For the three months ended June 30, 2022, cost of revenues was $90.4 million or 64.6% of revenues, and was comprised of direct labor of $37.2 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $22.7 million, field supplies, testing supplies and equipment costs of $21.3 million, project-related travel expenses of $5.4 million and other direct costs of $3.8 million.

For the three months ended June 30, 2021, cost of revenues was $92.1 million or 67.6% of revenues, and was comprised of direct labor of $36.2 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $41.9 million, field supplies, testing supplies and equipment costs of $7.1 million, project-related travel expenses of $3.7 million and other direct costs of $3.2 million.

For the three months ended June 30, 2022, cost of revenues as a percentage of revenue decreased 3.0% from the three months ended June 30, 2021, as a result of significantly lower outside service costs in 2022 when compared to 2021 driven primarily by a decrease in external lab expenses needed to support CTEH’s COVID-19 response work during 2022, partially offset by higher equipment costs primarily to support higher water treatment and biogas revenues.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the three months ended June 30, 2022, selling, general and administrative expense was $46.5 million, an increase of $19.1 million or 69.8% versus the three months ended June 30, 2021. This increase was primarily driven by $8.5 million related to an increase in stock compensation expense, $3.0 million from selling, general and administrative expense pertaining to companies we acquired in and subsequent to the second quarter of 2021, $4.4 million related to the higher labor and medical benefit costs, primarily reflecting inflationary increases, an increase in headcount to support growth in our PFAS water treatment business, and investments in corporate infrastructure (primarily administrative, marketing, finance, IT, legal and human resources) and $1.0 million was from an increase in the defined contribution plan employer contributions following the reinstatement of employer matching during the second quarter of 2021, as well as higher travel expenses. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

For the three months ended June 30, 2022, selling, general and administrative expense was comprised of indirect labor of $21.7 million, stock-based compensation of $10.6 million, facilities costs of $4.3 million, acquisition-related costs of $0.5 million, a bad debt expense of $0.3 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $9.1 million.

For the three months ended June 30, 2021, selling, general and administrative expense was $27.4 million and was comprised of indirect labor of $13.3 million, facilities costs of $3.5 million, stock-based compensation of $2.1 million, bad debt expense of $0.1 million, acquisition-related costs of $0.5 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $7.9 million.

Fair Value Changes in Business Acquisition Contingencies

For the three months ended June 30, 2022, fair value changes in business acquisition contingencies resulted in a gain of $3.5 million versus an expense of $13.0 million for the three months ended June 30, 2021. The majority of the change in value in the three months ended June 30, 2022, was attributable to a $3.1 million gain related to acquisitions' 338(h)(10) elections make-whole tax accruals. The majority of the change in value in the three months ended June 30, 2021 was attributable to the CTEH earn-outs. See “—Key Factors that Affect Our Business and Our Results—Acquisitions” and Notes 7 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2022, was $12.3 million and was comprised of amortization of finite lived intangibles of $9.5 million, arising as a result of our acquisition activity, depreciation of property and equipment of $1.8 million and finance leases right-of-use asset amortization of $1.0 million.

Depreciation and amortization expense for the three months ended June 30, 2021, was $9.9 million and was comprised of amortization of finite lived intangibles of $8.4 million, arising as a result of our acquisition activity, depreciation of property and equipment of $0.7 million and finance leases right-of-use asset amortization of $0.8 million.

The increase in amortization, depreciation of property and equipment and the amortization of finance leases right-of-use asset for the three months ended June 30, 2022 versus the three months ended June 30, 2021, was primarily a result of acquisitions. See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income (Expense)

Other income for the three months ended June 30, 2022 of $0.3 million was driven by the fair value adjustment on our interest rate swap of $1.0 million, which was partially offset by an expense of $0.6 million related to the fair value adjustment of the Series A-2 preferred stock conversion option. Other expense of $0.5 million for the three months ended June 30, 2021 was driven by fair value adjustments related to the Series A-2 preferred stock conversion option. See Notes 7, 12 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the three months ended June 30, 2022, was $1.5 million, compared to $6.8 million for the three months ended June 30, 2021. The decrease in interest expense was driven by lower outstanding debt balances during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021, as well as the $4.1 million loss on extinguishment of debt realized in the three months ended June 30, 2021 in connection with the repayment in full of the 2020 credit facility. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense (Benefit)

Income tax expense was $0.8 million during the three months ended June 30, 2022. Income tax benefit was ($0.3) million for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six months ended June 30,
(in thousands, except per share and percentage data)	2022	2021
Statements of operations data:
Revenues	$274,590	$270,041
Cost of revenues (exclusive of depreciation and amortization)	178,815	187,420
Selling, general and administrative expense	88,263	52,366
Fair value changes in business acquisition contingencies	(3,531)	24,035
Depreciation and amortization	24,424	21,674
Loss from operations	$(13,381)	$(15,454)
Other income (expense)	2,804	(1,393)
Interest expense, net	(2,610)	(9,486)
Loss before income taxes	(13,187)	(26,333)
Income tax expense (benefit)	2,100	(254)
Net loss	$(15,287)	$(26,079)
Series A-2 dividend payment	(8,200)	(8,200)
Net loss attributable to common stockholders	$(23,487)	$(34,279)
Weighted average number of shares— basic and diluted	29,670	25,586
Loss per share— basic and diluted	$(0.79)	$(1.34)

Revenues

For the six months ended June 30, 2022, we had revenues of $274.6 million, an increase of $4.6 million, or 1.7% over the six months ended June 30, 2021. The period over period increase in revenues was driven by organic growth in our Measurement and Analysis and Remediation and Reuse segments, and acquisitions completed in and subsequent to the quarter ended June 30, 2021, which contributed revenues of $26.9 million. These increases were partially offset by significantly lower revenues from CTEH, primarily from lower COVID-19 related services and the exiting of Discontinued O&M Contracts. Revenue from CTEH was $62.0 million in the six months ended June 30, 2022 compared to $136.5 million in the six months ended June 30, 2021. Total revenue from COVID-19 related services was $41.8 million and $113.9 million in the six months ended June 30, 2022 and June 30, 2021, respectively. Revenue from Discontinued O&M Contracts generated revenues of $2.3 million and $6.8 million in the six months ended June 30, 2022 and June 30, 2021, respectively. Revenue by segment and as a percentage of total revenues was as follows:

	Six Months Ended June 30,
	2022		2021
(revenue in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$95,637	34.8%	$145,967	54.1%
Measurement and Analysis	81,985	29.9	72,557	26.9
Remediation and Reuse	96,968	35.3	51,517	19.1
	$274,590		$270,041

See “—Segment Results of Operations” below.

Cost of Revenues

For the six months ended June 30, 2022, cost of revenues was $178.8 million or 65.1% of revenues, and was comprised of direct labor of $76.0 million, field supplies, testing supplies and equipment costs of $43.1 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $41.8 million, project-related travel expenses of $9.4 million and other direct costs of $8.5 million.

For the six months ended June 30, 2021, cost of revenues was $187.4 million or 69.4% of revenues, and was comprised of direct labor of $72.3 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $82.9 million, field supplies, testing supplies and equipment costs of $18.2 million, project-related travel expenses of $8.8 million and other direct costs of $5.2 million.

For the six months ended June 30, 2022, cost of revenues as a percentage of revenue decreased 4.3% from the six months ended June 30, 2021, as a result of significantly lower outside service costs in 2022 when compared to 2021 driven primarily by a decrease in external lab expenses needed to support CTEH’s COVID-19 response work during 2022, partially offset by higher equipment costs primarily to support higher water treatment and biogas revenues.

Selling, General and Administrative Expense

For the six months ended June 30, 2022, selling, general and administrative expense was $88.3 million, an increase of $35.9 million or 68.6% versus the six months ended June 30, 2021. This increase was primarily driven by $17.4 million related to an increase in stock compensation expense, $5.6 million from selling, general and administrative expense pertaining to companies we acquired in and subsequent to the second quarter of 2021, $5.7 million related to the higher labor and medical benefit costs, primarily reflecting inflationary increases, an increase in headcount to support growth in our PFAS water treatment business, and investments in corporate infrastructure (primarily administrative, marketing, finance, IT, legal and human resources) and $2.7 million was from an increase in the defined contribution plan employer contributions following the reinstatement of employer matching during the second quarter of 2021, as well as higher travel expenses. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

For the six months ended June 30, 2022, selling, general and administrative expense was comprised of indirect labor of $41.2 million, stock-based compensation of $20.7 million, facilities costs of $8.7 million, acquisition-related costs of $1.0 million, a bad debt credit of $0.2 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $16.9 million.

For the six months ended June 30, 2021, selling, general and administrative expense was $52.4 million and was comprised of indirect labor of $27.2 million, facilities costs of $7.0 million, stock-based compensation of $3.3 million, acquisition-related costs of $0.7 million, bad debt expense of $0.6 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $13.6 million.

Fair Value Changes in Business Acquisition Contingencies

For the six months ended June 30, 2022, fair value changes in business acquisition contingencies resulted in a gain of $3.5 million versus an expense of $24.0 million for the six months ended June 30, 2021. The majority of the change in value in the six months ended June 30, 2022, was attributable to a $3.1 million gain related to acquisitions' 338(h)(10) elections make-whole tax accruals. The majority of the change in value in the six months ended June 30, 2021 period was attributable to the CTEH earn-outs. See “—Key Factors that Affect Our Business and Our Results —Acquisitions” and Notes 7 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2022, was $24.4 million and was comprised of amortization of finite lived intangibles of $18.9 million, arising as a result of our acquisition activity, depreciation of property and equipment of $3.6 million and finance leases right-of-use asset amortization of $1.9 million.

Depreciation and amortization expense for the six months ended June 30, 2021, was $21.7 million and was comprised of amortization of finite lived intangibles of $17.0 million, arising as a result of our acquisition activity, and depreciation of property and equipment of $3.1 million and finance leases right-of-use asset amortization of $1.6 million.

The increase in amortization, depreciation of property and equipment and the amortization of finance leases right-of-use asset for the six months ended June 30, 2022 versus the six months ended June 30, 2021, was primarily a result of acquisitions. See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income (Expense)

Other income for the six months ended June 30, 2022 of $2.8 million was driven by a gain related to the fair value adjustment on our interest rate swap of $4.0 million which was partially offset by an expense of $1.1 million related to the fair value adjustment of the Series A-2 preferred stock conversion option. Other expense of $1.4 million for the six months ended June 30, 2021 was driven by fair value adjustments related to the Series A-2 preferred stock conversion option. See Notes 12 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the six months ended June 30, 2022, was $2.6 million, compared to $9.5 million for the six months ended June 30, 2021. The decrease in interest expense was driven by lower outstanding debt balances during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021, as well as the $4.1 million loss on extinguishment of debt realized in the six months ended June 30, 2021 in connection with the repayment in full of the 2020 credit facility. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense (Benefit )

Income tax expense was $2.1 million during the six months ended June 30, 2022. Income tax benefit was ($0.3) million for the six months ended June 30, 2021.

Segment Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022			2021
(in thousands)	Segment Revenues	Segment Adjusted EBITDA (1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$50,037	$10,809	21.6%	$70,705	$14,856	21.0%
Measurement and Analysis	42,224	7,047	16.7	39,117	9,491	24.3
Remediation and Reuse	47,649	7,056	14.8	26,402	4,309	16.3
Total Operating Segments	$139,910	$24,912	17.8%	$136,224	$28,656	21.0%
Corporate and Other	—	(8,399)	n/a	—	(7,693)	n/a

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

Revenues

Assessment, Permitting and Response segment revenues for the three months ended June 30, 2022 were $50.0 million, compared to $70.7 million for the three months ended June 30, 2021. The decrease was driven by significantly lower CTEH revenues in the three months ended June 30, 2022 when compared to the three months ended June 30, 2021, as a result of lower revenue from COVID-19 related services, partially offset by revenues of $13.9 million from acquisitions completed in and subsequent to the quarter ended June 30, 2021. CTEH revenues were $32.1 million in the three months ended June 30, 2022 compared to $65.9 million in the three months ended June 30, 2021. Total revenue from COVID-19 related services was $20.4 million and $55.2 million in the three months ended June 30, 2022 and June 30, 2021, respectively.

Measurement and Analysis segment revenues for the three months ended June 30, 2022 were $42.2 million, an increase of $3.1 million or 7.9% compared to revenues for the three months ended June 30, 2021 of $39.1 million. The increase was driven primarily by organic growth, as well as by revenues of $0.7 million from acquisitions completed in and subsequent to the quarter ended June 30, 2021.

Remediation and Reuse segment revenues for the three months ended June 30, 2022 were $47.6 million, an increase of $21.2 million or 80.5% compared to revenues for the three months ended June 30, 2021 of $26.4 million. The increase was driven by organic growth, driven by increases in demand for our water treatment technology (PFAS removal) and waste-to-resources (agricultural waste to biogas) services, partially offset by the exiting of Discontinued O&M Contracts, which generated revenues of $0.9 million and $3.3 million in the three months ended June 30, 2022 and June 30, 2021, respectively.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $10.8 million for the three months ended June 30, 2022, compared to $14.9 million for the three months ended June 30, 2021. For the three months ended June 30, 2022 and June 30, 2021, Segment Adjusted EBITDA margin was 21.6% and 21.0%, respectively. The decrease in Segment Adjusted EBITDA was a result of a decrease in CTEH COVID-19 related revenues during the three months ended June 30, 2022 when compared to the three months ended June 30, 2021. Segment Adjusted EBITDA margin was relatively flat despite the decrease in revenues primarily due to CTEH COVID-19 related services' comparatively lower margin profile and the acquisitions of EI and Horizon in 2021 and EnvStd in 2022, which typically operate at lower overall margins than the legacy business in this segment prior to these acquisitions.

Measurement and Analysis Segment Adjusted EBITDA for the three months ended June 30, 2022 was $7.0 million, a decrease of $2.5 million compared to Segment Adjusted EBITDA for the three months ended June 30, 2021 of $9.5 million. For the three months ended June 30, 2022 and June 30, 2021 Segment Adjusted EBITDA margin was 16.7% and 24.3%, respectively. The decrease in both Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of unfavorable business mix, significant variable cost increases (including travel, laboratory and field supplies) in excess of responsive pricing increases implemented earlier in the year, the timing of projects in some of our specialty labs, and the impact of the cyber-attack, which temporarily disrupted certain of our labs’ ability to operate.

Remediation and Reuse Segment Adjusted EBITDA for the three months ended June 30, 2022 was $7.1 million, an increase of $2.8 million compared to Segment Adjusted EBITDA for the three months ended June 30, 2021 of $4.3 million. For the three months ended June 30, 2022 and June 30, 2021 Segment Adjusted EBITDA margin was 14.8% and 16.3%, respectively. The increase in Segment Adjusted EBITDA was a result of significantly higher revenues. The decrease in Segment Adjusted EBITDA margin was primarily a result of lower margins in our remediation business, where we have experienced significant increases in direct labor, travel and sub-contractor costs in excess of responsive pricing increases implemented earlier in the year that did not go into effect immediately, due to longer term contracts in this business, the impact of the Discontinued O&M Contracts, and our continued investments in operating infrastructure in our biogas and water treatment technology businesses, which temporarily impact margins.

Corporate and other costs were $8.4 million for the three months ended June 30, 2022 compared to $7.7 million for the three months ended June 30, 2021. The cost increase was primarily driven by continued investment in corporate support functions to support anticipated future growth. Corporate and other costs were 6.0% and 5.6% of revenues for the three months ended June 30, 2022 and June 30, 2021, respectively.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022			2021
(in thousands)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$95,637	$20,432	21.4%	$145,967	$30,660	21.0%
Measurement and Analysis	81,985	13,369	16.3	72,557	14,351	19.8
Remediation and Reuse	96,968	15,049	15.5	51,517	6,790	13.2
Total Operating Segments	$274,590	$48,850	17.8%	$270,041	$51,801	19.2%
Corporate and Other		(15,886)	n/a		(14,039)	n/a

_______________________________

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

Revenues

Assessment, Permitting and Response segment revenues for the six months ended June 30, 2022 were $95.6 million, compared to $146.0 million for the six months ended June 30, 2021. The decrease was driven by significantly lower CTEH revenues in the first half of 2022 when compared to the first half of 2021, as a result of lower revenue from COVID-19 related services, partially offset by revenues of $25.3 million from acquisitions completed in and subsequent to the quarter ended June 30, 2021. CTEH revenues were $62.0 million in the six months ended June 30, 2022 compared to $136.5 million in the six months ended June 30, 2021. Total revenue from COVID-19 related services was $41.8 million and $113.9 million in the six months ended June 30, 2022 and June 30, 2021, respectively.

Measurement and Analysis segment revenues for the six months ended June 30, 2022 were $82.0 million, an increase of $9.4 million or 13.0% compared to revenues for the six months ended June 30, 2021 of $72.6 million. The increase was driven primarily by organic growth, as well as by revenues of $1.6 million from acquisitions completed in and subsequent to the quarter ended June 30, 2021.

Remediation and Reuse segment revenues for the six months ended June 30, 2022 were $97.0 million, an increase of $45.5 million or 88.2% compared to revenues for the six months ended June 30, 2021 of $51.5 million. The increase was driven by organic growth. This organic revenue growth was driven by increases in demand for our water treatment technology (PFAS removal) and waste-to-resources (agricultural waste to biogas) services.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $20.4 million for the six months ended June 30, 2022, compared to $30.7 million for the six months ended June 30, 2021. For the six months ended June 30, 2022 and June 30, 2021, Segment Adjusted EBITDA margin was 21.4% and 21.0%, respectively. The decrease in Segment Adjusted EBITDA was a result of a decrease in CTEH COVID-19 related revenues during the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. Segment Adjusted EBITDA margin was relatively flat despite the decrease in revenues primarily due to CTEH COVID-19 related services' comparatively lower margin profile and the acquisitions of EI and Horizon in 2021 and EnvStd in 2022, which typically operate at lower overall margins than the legacy business in this segment prior to these acquisitions.

Measurement and Analysis Segment Adjusted EBITDA for the six months ended June 30, 2022 was $13.4 million, a decrease of $1.0 million compared to Segment Adjusted EBITDA for the six months ended June 30, 2021 of $14.4 million. For the six months ended June 30, 2022 and June 30, 2021, Segment Adjusted EBITDA margin was 16.3% and 19.8%, respectively. The decrease in both Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of unfavorable business mix, significant variable cost increases (including travel, laboratory and field supplies) in excess of responsive pricing increases implemented earlier in the year, the timing of projects in some of our specialty labs, and the impact of the cyber-attack in June 2022, which temporarily disrupted certain of our labs’ ability to operate.

Remediation and Reuse Segment Adjusted EBITDA for the six months ended June 30, 2022 was $15.0 million, an increase of $8.2 million compared to Segment Adjusted EBITDA for the six months ended June 30, 2021 of $6.8 million. For the six months ended June 30, 2022 and June 30, 2021, Segment Adjusted EBITDA margin was 15.5% and 13.2%, respectively. The increase in both

Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of significantly higher revenues, partially offset by our continued investments in operating infrastructure in this segment that temporarily impact margins. The Segment Adjusted EBITDA margin benefit from higher revenues was partially offset by lower soil remediation margins as a result of significant increases in direct labor, travel and sub-contractor costs in excess of responsive pricing increases implemented earlier in the year that did not go into effect immediately due to longer term contracts in this business and the impact of the Discontinued O&M Contracts.

Corporate and other costs were $15.9 million for the six months ended June 30, 2022 compared to $14.0 million for the six months ended June 30, 2021. The cost increase was primarily driven by continued investment in corporate support functions to support anticipated future growth. Corporate and other costs were 5.8% and 5.2% of revenues for the six months ended June 30, 2022 and June 30, 2021, respectively.

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

Our principal sources of liquidity have been borrowings under our credit facilities, other borrowing arrangements, proceeds from the issuance of common and preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, other prior secured and unsecured borrowings and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. For example, the CTEH acquisition agreement included an earn-out provision that provided for the payment of contingent consideration based on CTEH’s 2021 results in an aggregate amount not to exceed $30.0 million, with the earn-out payment equal to a specified multiple of CTEH’s EBITDA for 2021 in excess of a specified target. CTEH fully achieved the target in 2021 and the $30.0 million payment was paid in cash in the first quarter of 2022. We may also be required to make up to $3.0 million in aggregate earn-out payments in cash between the years 2022 and 2023 in connection with certain of our business acquisitions. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Consolidated Statement of Cash Flows Data:
Net cash used in operating activities	$(2,942)	$(17,046)
Net cash used in investing activities	(18,330)	(25,815)
Net cash (used in) provided by financing activities	(27,096)	47,643
Change in cash, cash equivalents and restricted cash	$(48,368)	$4,782

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the six months ended June 30, 2022, net cash used in operating activities was $2.9 million compared to net cash used in operating activities of $17.0 million for the six months ended June 30, 2021. Cash used in operations includes payment of contingent consideration of $19.5 million and $15.5 million in the six months ended June 30, 2022 and June 30, 2021, respectively. Excluding payment of contingent consideration, cash provided by operating activities was $16.6 million for the six months ended June 30, 2022, compared to cash used in operating activities of $1.5 million in the prior year, an increase of $18.1 million. The period-over-period increase, excluding the impact of contingent consideration, was primarily due to an increase in working capital in the current year of $10.2 million versus an increase in working capital in the prior year of $30.9 million.

Working capital increased by $10.2 million in the six months ended June 30, 2022, primarily due to a decrease in accounts payable and other accrued liabilities of $18.0 million and an increase in prepaid expenses and other current assets of $0.4 million, partially offset by a decrease in accounts receivable and contract assets of $8.2 million (as a result of higher cash collections in the six months ended June 30, 2022 when compared to the six months ended June 30, 2021). The increase in working capital of $30.9 million in the six months ended June 30, 2021, was driven by an increase in accounts receivable and contract assets of $31.0 (as a result of significantly higher revenues in the three months ended June 30, 2021 when compared to the three months ended December 31, 2020).

Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was $18.3 million, primarily driven by cash paid for the acquisitions of EnvStd and IAG, net of cash acquired, of $14.3 million, as well as purchases of property and equipment for cash consideration of $3.5 million and payment of assumed purchase price obligations of $0.6 million.

For the six months ended June 30, 2021, net cash used in investing activities was $25.8 million, primarily driven by cash paid for the acquisitions of MSE and Vista, net of cash acquired, of $14.9 million, as well as payment of assumed purchase price obligations of $8.4 million, and purchases of property and equipment for cash consideration of $2.6 million.

Financing Activities

For the six months ended June 30, 2022, net cash used in financing activities was $27.1 million. Cash used in financing activities was driven by the payment of acquisition-related contingent consideration of $10.7 million, the payment of the quarterly dividends on the Series A-2 preferred stock of $8.2 million, term loan amortization payments of $6.6 million related to our 2021 Credit Facility, and the repayment of finance leases of $1.9 million, partially offset by proceeds received from the exercise of stock options of $0.5 million.

For the six months ended June 30, 2021, net cash provided in financing activities was $47.6 million. Cash provided by financing activities was driven by borrowings under the 2021 Credit Facility, consisting of $175.0 million under the term loan and $65.0 million under the revolver, and proceeds received from the exercise of stock options of $3.1 million, partially offset by the use of proceeds from the 2021 Credit Facility to repay the $213.4 million outstanding under the 2020 Credit Facility, the payment of acquisition-related contingent consideration of $9.6 million, the payment of the quarterly dividend on the Series A-2 preferred stock of $8.2 million, and the repayment of finance leases of $1.1 million.

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

The 2021 Credit Facility term loan must be repaid in quarterly installments and shall amortize at the following future quarterly rates:

Date	Quarterly Installment Rate
September 30, 2022	1.25%
December 31, 2022	1.25%
March 31, 2023	1.25%
June 30, 2023	1.25%
September 30, 2023	1.25%
December 31, 2023	1.88%
March 31, 2024	1.88%
June 30, 2024	1.88%
September 30, 2024	1.88%
December 31, 2024	1.88%
March 31, 2025	1.88%
June 30, 2025	1.88%
September 30, 2025	1.88%
December 31, 2025	2.50%
March 31, 2026	2.50%
April 27, 2026	Remaining balance

Repayments of quarterly installments were scheduled to begin with the quarter ended December 31, 2021. The first quarterly installment repayment, amounting to $2.2 million, was billed and charged by the lenders in January 2022. The second and third quarterly installment repayments amounting to $2.2 million each were paid in the first and second quarter of 2022.

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

Our obligations under the 2021 Credit Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The 2021 Credit Facility includes a number of covenants imposing certain restrictions on our business, including, among other things, restrictions on our ability to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and repurchase or make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions. The 2021 Credit Facility also includes financial covenants requiring us to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the quarter ending December 31, 2022 through and including the quarter ending September 30, 2023 and then to 3.75 times beginning with the quarter ending December 31, 2023 (provided that, subject to certain requirements, the maximum net leverage ratio may be increased by 0.50:1.00, not to exceed 4.25:1.00, for a period of four consecutive fiscal quarters in connection with certain permitted acquisitions), and a minimum fixed charge coverage ratio of 1.25 times. As of June 30, 2022, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 1.1 times. The calculation of the Company’s consolidated total leverage ratio under the 2021 Credit Facility is consistent with the calculation of the consolidated total leverage ratio under the 2020 Credit Facility.

The weighted average interest rate on the 2021 Credit Facility for the six months ended June 30, 2022 was 2.2%. We were in compliance with all applicable covenants under the 2021 Credit Facility for the six months ended June 30, 2022.

The 2021 Credit Facility contains a mandatory prepayment feature upon a number of events, including with the proceeds of certain asset sales and proceeds from the issuance of any debt.

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

2020 Credit Facility

On April 13, 2020, we entered into a Unitranche Credit Agreement, or the 2020 Credit Facility, providing for a $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility. The 2020 Credit facility was repaid in full in April 2021. The resulting loss on extinguishment upon repayment of the 2020 Credit Facility in April 2021, amounted to $4.1 million, of which $1.0 million was related to fees paid and $3.1 related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense-net within the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of June 30, 2022, which factors in our interest rate swap on $100.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan and revolver would increase annual income (loss) before income taxes by approximately $0.7 million.

Inflation Risk

We have experienced higher labor and significantly higher travel and other direct costs in the current year as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, but the timing of these price increases has lagged behind our cost increases due to the longer term nature of these contracts. We expect to continue to raise prices if direct costs continue to increase in the second half of 2022 and beyond. Although inflation has increased our Selling, general and administrative expense, impacting margins and segment Adjusted EBITDA, in the second quarter and the June 30, 2022 year-to-date period, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL (included as Exhibit 101)

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

Montrose Environmental Group, Inc.

Date: August 9, 2022	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer