Form 10-Q
period 2022-09-30
Montrose Environmental Group, Inc.
filed 2022-11-09
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 29,711,566 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and restricted cash	$93,566	$146,741
Accounts receivable—net	80,927	98,513
Contract assets	60,444	40,139
Prepaid and other current assets	10,890	8,465
Total current assets	245,827	293,858
NON-CURRENT ASSETS:
Property and equipment—net	33,581	31,521
Operating lease right-of-use asset—net	28,453	23,532
Finance lease right-of-use asset—net	9,869	8,944
Goodwill	318,413	311,944
Other intangible assets—net	146,268	160,997
Other assets	6,694	2,298
TOTAL ASSETS	$789,105	$833,094
LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$58,316	$68,936
Accrued payroll and benefits	20,477	25,971
Business acquisitions contingent consideration, current	3,967	31,450
Current portion of operating lease liabilities	8,130	6,888
Current portion of finance lease liabilities	3,763	3,512
Current portion of long-term debt	8,750	10,938
Total current liabilities	103,403	147,695
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	2,810	4,350
Other non-current liabilities	22	100
Deferred tax liabilities—net	5,766	4,006
Conversion option	24,730	23,081
Operating lease liability—net of current portion	20,841	16,859
Finance lease liability—net of current portion	6,562	5,756
Long-term debt—net of deferred financing fees	155,645	161,818
Total liabilities	319,779	363,665
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 at September 30, 2022 and December 31, 2021; aggregate liquidation preference of $182.2 million at September 30, 2022 and December 31, 2021	152,928	152,928
STOCKHOLDERS’ EQUITY:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at September 30, 2022 and December 31, 2021; issued and outstanding shares: 29,707,503 and 29,619,921 at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in-capital	485,030	464,143
Accumulated deficit	(168,685)	(147,678)
Accumulated other comprehensive income	53	36
Total stockholders’ equity	316,398	316,501
TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$789,105	$833,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES	$130,312	$132,578	$404,902	$402,619
COST OF REVENUES (exclusive of depreciation and amortization shown below)	82,234	85,242	261,049	272,662
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	42,857	30,499	131,120	82,865
FAIR VALUE CHANGES IN BUSINESS ACQUISITION CONTINGENCIES	59	—	(3,472)	24,035
DEPRECIATION AND AMORTIZATION	11,504	11,471	35,928	33,145
(LOSS) INCOME FROM OPERATIONS	(6,342)	5,366	(19,723)	(10,088)
OTHER INCOME (EXPENSE)
Other income (expense)	1,814	(516)	4,618	(1,909)
Interest expense—net	(1,400)	(1,722)	(4,010)	(11,208)
Total other income (expense)—net	414	(2,238)	608	(13,117)
(LOSS) INCOME BEFORE (BENEFIT) EXPENSE FROM INCOME TAXES	(5,928)	3,128	(19,115)	(23,205)
INCOME TAX (BENEFIT) EXPENSE	(208)	902	1,892	648
NET (LOSS) INCOME	$(5,720)	$2,226	$(21,007)	$(23,853)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	20	(74)	17	(17)
COMPREHENSIVE (LOSS) INCOME	(5,700)	2,152	(20,990)	(23,870)
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(4,100)	(4,100)	(12,300)	(12,300)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(9,820)	(1,874)	(33,307)	(36,153)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— BASIC AND DILUTED	29,691	26,220	29,677	25,798
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— BASIC AND DILUTED	$(0.33)	$(0.07)	$(1.12)	$(1.40)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
							Other
	Convertible and Redeemable						Comprehensive	Total
	Series A-2 Preferred Stock		Common Stock		Additional	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	(Loss)	Equity
BALANCE—December 31, 2020	17,500	$152,928	24,932,527	$—	$259,427	$(122,353)	$71	$137,145
Net loss	—	—	—	—	—	(12,931)	—	(12,931)
Stock-based compensation	—	—	—	—	1,805	—	—	1,805
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	506,330	—	4,456	—	—	4,456
Accumulated other comprehensive income	—	—	—	—	—	—	29	29
BALANCE—March 31, 2021	17,500	$152,928	25,438,857	$—	$261,588	$(135,284)	$100	$126,404
Net loss	—	—	—	—	—	(13,148)	—	(13,148)
Stock-based compensation	—	—	—	—	2,417	—	—	2,417
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	669,331	—	27,460	—	—	27,460
Accumulated other comprehensive income	—	—	—	—	—	—	28	28
BALANCE—June 30, 2021	17,500	$152,928	26,108,188	$—	$287,365	$(148,432)	$128	$139,061
Net loss	—	—	—	—		2,226	—	2,226
Stock-based compensation	—	—	—	—	2,365	—	—	2,365
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	417,656	—	6,220	—	—	6,220
Accumulated other comprehensive income	—	—	—	—	—	—	(74)	(74)
BALANCE—September 30, 2021	17,500	152,928	26,525,844	—	291,850	(146,206)	54	145,698

BALANCE—December 31, 2021	17,500	$152,928	29,619,921	$—	$464,143	$(147,678)	$36	$316,501
Net loss	—	—	—	—	—	(7,536)	—	(7,536)
Stock-based compensation	—	—	—	—	10,425	—	—	10,425
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	55,896	—	429	—	—	429
Accumulated other comprehensive income	—	—	—	—	—	—	45	45
BALANCE—March 31, 2022	17,500	$152,928	29,675,817	$—	$470,897	$(155,214)	$81	$315,764
Net loss	—	—	—	—	—	(7,751)	—	(7,751)
Stock-based compensation	—	—	—	—	10,932	—	—	10,932
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	3,575	—	54	—	—	54
Accumulated other comprehensive loss	—	—	—	—	—	—	(48)	(48)
BALANCE—June 30, 2022	17,500	$152,928	29,679,392	$—	$477,783	$(162,965)	$33	$314,851
Net loss	—	—	—	—	—	(5,720)	—	(5,720)
Stock-based compensation	—	—	—	—	11,018	—	—	11,018
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	28,111	—	329	—	—	329
Accumulated other comprehensive income	—	—	—	—	—	—	20	20
BALANCE—September 30, 2022	17,500	$152,928	29,707,503	$—	$485,030	$(168,685)	$53	$316,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(21,007)	$(23,853)
Adjustments to reconcile net loss to net cash used in operating activities:
(Recovery) provision for bad debt	(821)	803
Depreciation and amortization	35,928	33,145
Amortization of right-of-use asset	6,934	5,947
Stock-based compensation expense	32,375	6,587
Fair value changes in financial instruments	(4,664)	1,651
Fair value changes in business acquisition contingencies	(3,472)	24,035
Deferred income taxes	1,892	232
Debt extinguishment costs	—	4,052
Other	460	68
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	7,301	(12,503)
Prepaid expenses and other current assets	(1,364)	(1,781)
Accounts payable and other accrued liabilities	(12,943)	(3,422)
Accrued payroll and benefits	(6,363)	61
Payment of contingent consideration	(19,457)	(15,549)
Change in operating leases	(6,634)	(5,765)
Net cash provided by operating activities	8,165	13,708
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,414)	(5,405)
Proceeds received from corporate owned insurance	277	—
Proprietary software development and other software costs	(397)	(241)
Purchase price true ups	(439)	(8,562)
Cash paid for acquisitions—net of cash acquired	(21,342)	(36,480)
Net cash used in investing activities	(27,315)	(50,688)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	109,000
Payments on line of credit	—	(72,000)
Proceeds from term loans	—	175,000
Repayment of term loan	(8,751)	(173,905)
Payment of contingent consideration	(10,722)	(9,605)
Repayment of finance leases	(2,906)	(1,884)
Debt issuance costs	—	(2,590)
Proceeds from issuance of common stock for exercised stock options	812	6,032
Dividend payment to the Series A-2 shareholders	(12,300)	(12,300)
Payments of deferred offering costs	(183)	—
Net cash (used in) provided by financing activities	(34,050)	17,748
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(53,200)	(19,232)
Foreign exchange impact on cash balance	25	357
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	146,741	34,881
End of period	$93,566	$16,006
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$4,852	$4,649
Cash paid for income tax	$587	$958
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$881	$1,171
Property and equipment purchased under finance leases	$3,939	$1,766
Common stock issued to acquire new businesses	$—	$6,020
Acquisitions unpaid contingent consideration	$6,777	$35,352
Offering costs included in accounts payable and other accrued liabilities	$—	$389
Acquisitions contingent consideration paid in shares	$—	$26,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 80 offices across the United States, Canada and Australia and approximately 2,800 employees as of September 30, 2022.

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

Measurement and Analysis—Through its Measurement and Analysis segment, Montrose’s teams test and analyze air, water and soil to determine concentrations of contaminants, as well as the toxicological impact of contaminants on flora, fauna and human health. Montrose’s offerings include source and ambient air testing and monitoring, leak detection and repair and advanced analytical laboratory services such as air, storm water, wastewater and drinking water analysis.

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

Subsequent Events— The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements Not Yet Adopted—In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The new guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements, but does not expect adoption to have a material impact on its consolidated financial statements. The future impact of this new guidance will be primarily a function of the facts and circumstances specific to any acquisitions consummated after adoption and therefore cannot be predicted prior to or at the time of adoption.

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

The following table presents the Company’s contract balances:

	September 30,	December 31,
	2022	2021
Contract assets	$60,444	$40,139
Contract liabilities	23,270	27,907

Contract assets acquired through business acquisitions amounted to $1.3 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively. Contract liabilities acquired through business acquisitions amounted to zero and $ 0.5 million as of

September 30, 2022 and December 31, 2021, respectively. Revenue recognized during the three and nine months ended September 30, 2022, included in the contract liabilities balance at the beginning of the year was $10.3 million and $23.6 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior periods during the three and nine months ended September 30, 2022 was not material.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of September 30, 2022 and December 31, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $92.0 million and $108.7 million, respectively. As of September 30, 2022, the Company expected to recognize approximately $67.8 million of this amount as revenue within a year and $24.2 million the year after.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	September 30, 2022	December 31, 2021
Accounts receivable, invoiced	$82,649	$101,709
Accounts receivable, other	544	1,385
Allowance for doubtful accounts	(2,266)	(4,581)
Accounts receivable—net	$80,927	$98,513

As of September 30, 2022, the Company did not have any customers that exceeded 10.0% of its gross accounts receivable. As of December 31, 2021, the Company had one customer who accounted for 23.1% of its gross accounts receivable. For the three and nine months ended September 30, 2022, the Company had one customer who accounted for 11.1% and 14.8% of revenue, respectively. During the three months ended September 30, 2021, the Company did not have any customers that exceeded 10.0% of revenue. During the nine months ended September 30, 2021, the Company had three customers who accounted for 12.1%, 11.4% and 10.7% of revenue. The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

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

	Beginning Balance	Bad Debt (Recovery) Expense	Charged to Allowance	Other(1)	Ending Balance
Nine months ended September 30, 2022	$4,581	$(821)	$(1,621)	$127	$2,266
Year ended December 31, 2021	4,265	1,135	(1,548)	729	4,581

____________________

(1)
This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
Deposits	$1,402	$843
Prepaid expenses	4,708	4,675
Supplies	3,686	2,439
Income tax receivable	1,094	508
Prepaid and other current assets	$10,890	$8,465

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

Property and equipment, net, consisted of the following:

	Estimated	September 30,	December 31,
	Useful Life	2022	2021
Lab and test equipment	7 years	$19,975	$18,581
Vehicles	5 years	5,642	5,414
Equipment	3-7 years	38,446	35,148
Furniture and fixtures	7 years	2,895	2,844
Leasehold improvements	7 years	8,535	7,268
Aircraft	10 years	931	931
Building	39 years	2,975	2,975
		79,399	73,161
Land		725	725
Construction in progress		2,566	2,342
Less accumulated depreciation		(49,109)	(44,707)
Total property and equipment— net		$33,581	$31,521

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $1.7 million and $5.3 million for the three and nine months ended September 30, 2022, respectively, and $1.8 million and $4.8 million for the three and nine months ended September 30, 2021, respectively.

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

The components of lease expense were as follows:

		For the Three Months Ended September 30,
	Statement of Operations Location	2022	2021
Operating lease cost
Lease cost	Selling, general and administrative expense	$2,542	$2,203
Variable lease cost	Selling, general and administrative expense	354	120
Total operating lease cost		2,896	2,323

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	1,075	825
Interest on lease liabilities	Interest expense—net	116	97
Total finance lease cost		1,191	922
Total lease cost		$4,087	$3,245

		For the Nine Months Ended September 30,
	Statement of Operations Location	2022	2021
Operating lease cost
Lease cost	Selling, general and administrative expense	$7,472	$6,398
Variable lease cost	Selling, general and administrative expense	911	329
Total operating lease cost		8,383	6,727

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	3,026	2,391
Interest on lease liabilities	Interest expense—net	335	300
Total finance lease cost		3,361	2,691
Total lease cost		$11,744	$9,418

Supplemental cash flows information related to leases was as follows:

	For the Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in operating leases	$7,171	$6,273
Operating cash flows used in finance leases	335	300
Financing cash flows used in finance leases	2,906	2,367

Lease liabilities arising from new ROU assets
Operating leases	11,786	5,078
Finance leases	3,939	2,719

Weighted average remaining lease terms and weighted average discount rates were:

	September 30, 2022
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.56	3.32
Weighted average discount rate	2.58%	5.27%

	September 30, 2021
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.22	2.80
Weighted average discount rate	2.62%	4.95%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2022	$2,447	$1,181
2023	8,295	3,871
2024	6,595	2,781
2025	4,680	1,881
2026 and thereafter	8,733	1,570
Total undiscounted future minimum lease payments	30,750	11,284
Less imputed interest	(1,779)	(959)
Total discounted future minimum lease payments	$28,971	$10,325

7. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired certain businesses during the nine months ended September 30, 2022 and during the year ended December 31, 2021. The results of each of those acquired businesses are included in the unaudited condensed consolidated financial statements beginning on the acquisition date. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

The identifiable intangible assets for significant acquisitions are valued using the excess earnings method discounted cash flow approach for customer relationships, the relief from royalty method for trade names, the patent and external proprietary software, the “with and without” method for covenants not to compete and the replacement cost method for the internal proprietary software by incorporating Level 3 inputs as described under the fair value hierarchy of ASC 820. These unobservable inputs reflect the Company’s own assumptions about which assumptions market participants would use in pricing an asset on a non-recurring basis. These assets will be amortized over their respective estimated useful lives.

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

The Company may be required to make up to $8.5 million in aggregate earn-out payments between the years 2023 and 2026 in connection with certain of its business acquisitions, up to $3.0 million of which may be paid in cash.

Transaction costs related to business combinations totaled $0.4 million and $1.4 million for the three and nine months ended September 30, 2022, respectively, and $0.9 million and $1.7 million for the three and nine months ended September 30, 2021, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Acquisitions Completed During the Nine Months Ended September 30, 2022

Environmental Standards, Inc. (“EnvStd”)—In January 2022, the Company completed the acquisition of Environmental Standards, Inc. by acquiring 100.0% of its common stock. EnvStd is a provider of environmental consulting services. EnvStd is based in Valley Forge, PA with satellite locations nationwide. The upfront cash payment made to acquire EnvStd was funded through cash on hand.

Industrial Automation Group, Inc. (“IAG”)—In January 2022, the Company completed the acquisition of Industrial Automation Group, Inc. by acquiring certain of its employees and a covenant not to compete. The upfront cash payment made to acquire IAG was funded through cash on hand. IAG is based in Atlanta, GA.

TriAD Environmental Consultants, Inc. (“TriAD”)—In August 2022, the Company completed the acquisition of TriAD Environmental Consultants, Inc. by acquiring 100.0% of its common stock. TriAD is a provider of environmental consulting services. TriAD is based in Nashville, TN. The upfront cash payment made to acquire TriAD was funded through cash on hand.

AirKinetics, Inc. (“AirKinetics”)—In September 2022, the Company completed the acquisition of AirKinetics, Inc. by acquiring 100.0% of its common stock. AirKinetics is a provider of emissions testing services. AirKinetics is based in Anaheim, CA. The upfront cash payment made to acquire AirKinetics was funded through cash on hand.

The following table summarizes the elements of the purchase price of the acquisitions completed during the nine months ended September 30, 2022:

	Cash	Common Stock	Other Purchase Price Components Current	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
EnvStd	$14,473	$—	$521	$1,166	$—	$16,160
All other 2022 acquisitions	7,650	—	472	50	—	8,172
Total	$22,123	$—	$993	$1,216	$—	$24,332

The other purchase price components of the EnvStd purchase price consist of a surplus working capital amount, which will be finalized in the fourth quarter of 2022 and a seller make-whole for taxes related to a 338(h)(10) election. The other purchase price components of all the other acquisitions purchase price mainly consist of surplus/deficit working capital amounts.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	EnvStd	All Other 2022 Acquisitions	Total
Cash	$295	$486	$781
Accounts receivable and contract assets	5,200	1,846	7,046
Other current assets	456	19	475
Current assets	5,951	2,351	8,302
Property and equipment	168	11	179
Operating lease right-of-use asset—net	2,895	215	3,110
Customer relationships	5,807	2,714	8,521
Trade names	1,010	251	1,261
Covenants not to compete	269	394	663
Goodwill	4,107	2,965	7,072
Total assets	20,207	8,901	29,108
Current liabilities	1,719	619	2,338
Operating lease liability—net of current portion	2,328	110	2,438
Total liabilities	4,047	729	4,776
Purchase price	$16,160	$8,172	$24,332

The weighted average useful lives for the acquired companies’ identifiable intangible assets are as follows:

	Customer Relationships	Tradenames	Covenants Not to Compete
EnvStd	7	2	5
All other 2022 acquisitions	7	2	5

Goodwill associated with the EnvStd and IAG acquisitions are deductible for income tax purposes.

For the acquisitions completed during the nine months ended September 30, 2022, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2022 includes revenue of $5.6 million and $13.2 million, respectively, and pre-tax income of $1.0 million and $1.7 million, respectively, related to these acquisitions. EnvStd is included in the Company’s Assessment, Permitting and Response segment, IAG and TriAD are included in the Remediation and Reuse segment and AirKinetics is included in the Measurement and Analysis segment.

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

The following table summarizes the elements of the purchase price of the acquisitions completed during the year ended December 31, 2021:

	Cash	Common Stock	Other Purchase Price Components Current	Contingent Consideration Current	Contingent Consideration Long Term	Total Purchase Price
MSE	$9,082	$2,271	$10,701	$1,551	$253	$23,858
EI	20,721	2,274	(63)	—	—	22,932
All other 2021 acquisitions	29,683	3,775	1,228	1,250	4,350	40,286
Total	$59,486	$8,320	$11,866	$2,801	$4,603	$87,076

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

The purchase price attributable to the acquisitions was allocated as follows:

	MSE	EI	All other 2021 acquisitions	Total
Cash	$2,810	$250	$693	$3,753
Accounts receivable	2,980	4,675	4,133	11,788
Other current assets	31	84	289	404
Current assets	5,821	5,009	5,115	15,945
Property and equipment	513	32	1,168	1,713
Operating lease right-of-use asset—net	740	106	2,233	3,079
Customer relationships	8,720	10,073	12,830	31,623
Trade names	521	996	1,958	3,475
Covenants not to compete	922	511	1,248	2,681
Acquired Technology	—	—	321	321
Goodwill	8,176	8,960	19,569	36,705
Total assets	25,413	25,687	44,442	95,542
Current liabilities	1,007	2,719	2,351	6,077
Operating lease liability—net of current portion	548	36	1,805	2,389
Total liabilities	1,555	2,755	4,156	8,466
Purchase price	$23,858	$22,932	$40,286	$87,076

The weighted average useful lives for the acquired companies’ identifiable intangible assets are as follows:

	Customer Relationships	Tradenames	Covenants Not to Compete	Developed Technology
MSE	2-7	2	5	n/a
EI	10	5	5	n/a
All other 2021 acquisitions	10	n/a-3	n/a-5	n/a-5

Goodwill associated with all of these acquisitions is deductible for income tax purposes.

For the acquisitions completed during the year ended December 31, 2021, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021 includes revenue of $11.9 million and $19.7 million, respectively, and pre-tax (loss) of $(0.2) million and zero, respectively, related to the acquisitions completed prior to September 30, 2021. MSE is included in the Company’s Remediation and Reuse segment, Vista, Sensible and ECI are included in the Company’s Measurement and Analysis segment and EI and Horizon are included in the Company's Assessment, Permitting and Response segment.

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

	For the Three Months Ended September 30,
	2022			2021
	(Unaudited)
	As reported	Acquisitions Pro-Forma	Consolidated Pro-Forma	As reported	Acquisitions Pro-Forma	Consolidated Pro-Forma
Revenues	$130,312	$1,202	$131,514	$132,578	$9,457	$142,035
Net (loss) income	(5,720)	290	(5,430)	2,226	1,479	3,705

	For the Nine Months Ended September 30,
	2022			2021
	(Unaudited)
	As reported	Acquisitions Pro-Forma	Consolidated Pro-Forma	As reported	Acquisitions Pro-Forma	Consolidated Pro-Forma
Revenues	$404,902	$6,422	$411,324	$402,619	$39,819	$442,438
Net (loss) income	(21,007)	832	(20,175)	(23,853)	6,848	(17,005)

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2021	$176,541	$83,770	$51,633	$311,944
Goodwill acquired during the period	4,764	2,158	150	7,072
Acquisitions measurement period adjustments	(899)	296	—	(603)
Balance as of September 30, 2022	$180,406	$86,224	$51,783	$318,413

Amounts related to finite-lived intangible assets are as follows:

September 30, 2022	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$204,926	$90,572	$114,354
Covenants not to compete	4-5 years	33,286	27,523	5,763
Trade names	1-5 years	21,673	17,442	4,231
Proprietary software	3-5 years	22,469	14,719	7,750
Patent	16 years	17,479	3,309	14,170
Total other intangible assets —net		$299,833	$153,565	$146,268

December 31, 2021	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$196,323	$74,010	$122,313
Covenants not to compete	4-5 years	32,622	25,113	7,509
Trade names	1-5 years	20,403	15,139	5,264
Proprietary software	3-5 years	22,077	11,155	10,922
Patent	16 years	17,479	2,490	14,989
Total other intangible assets —net		$288,904	$127,907	$160,997

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. Amortization expense was $8.7 million and $27.6 million for the three and nine months ended September 30, 2022, respectively, and $8.9 million and $25.9 million for the three and nine months ended September 30, 2021, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2022 (remaining)	8,135
2023	28,163
2024	23,588
2025	16,897
2026 and thereafter	69,485
Total	$146,268

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Accounts payable	$19,023	$24,167
Accrued expenses	12,312	14,906
Other business acquisitions purchase price obligations	505	502
Contract liabilities	23,270	27,907
Other current liabilities	3,206	1,454
Total accounts payable and other accrued liabilities	$58,316	$68,936

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued bonuses	$7,036	$13,438
Accrued paid time off	1,309	1,144
Accrued payroll	7,749	6,547
Accrued other	4,383	4,842
Total accrued payroll and benefits	$20,477	$25,971

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was 3.5% and (9.9)% for the three and nine months ended September 30, 2022, respectively, and 28.8% and (2.8)% for the three and nine months ended September 30, 2021, respectively. Income tax (benefit) expense recorded by the Company during the three and nine months ended September 30, 2022 was $(0.2) million and $1.9 million, respectively. The income tax expense recorded by the Company during the three and nine months ended September 30, 2021 was $0.9 million and $0.6 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of September 30, 2022, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of September 30, 2022. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

12. DEBT

Debt consisted of the following:

	September 30,	December 31,
	2022	2021
Term loan facility	$166,250	$175,000
Revolving line of credit	—	—
Less deferred debt issuance costs	(1,855)	(2,244)
Total debt	164,395	172,756
Less current portion of long-term debt	(8,750)	(10,938)
Long-term debt, less current portion	$155,645	$161,818

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

Repayments of quarterly installments were scheduled to begin with the quarter ended December 31, 2021. The first quarterly installment repayment, amounting to $2.2 million, was billed and charged by the lenders in January 2022. Exclusive of the payment made in respect of the quarter ended December 31, 2021, the three quarterly installment repayments for the nine months ended September 30, 2022 amounted to $6.6 million.

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

On January 27, 2022, the Company entered into an interest rate swap transaction fixing the floating component of the interest rate on $100.0 million of borrowings to 1.39% until January 27, 2025. Additionally, effective September 1, 2022, the Company received an interest rate reduction of 0.05% under the 2021 Credit Facility based on the Company’s achievement of certain sustainability and environmental, social and governance related objectives as provided for in the 2021 Credit Facility.

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants requiring the Company to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending September 30, 2023 and then to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. As of September 30, 2022, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 1.2 times and the Company was in compliance with all covenants under the 2021 Credit Facility.

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

The weighted average interest rate on the 2021 Credit Facility for the nine months ended September 30, 2022 was 2.9%.

The Company’s obligations under the 2021 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

2020 Credit Facility—On April 13, 2020, the Company entered into a Unitranche Credit Agreement (the “2020 Credit Facility”) providing for a $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility. The 2020 Credit facility was repaid in full in in April 2021. The resulting loss on extinguishment upon repayment of the 2020 Credit Facility in April 2021, amounted to $4.1 million, of which $1.0 million was related to fees paid and $3.1 related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense, net within the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021.

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

The following is a schedule of the aggregate annual maturities of long-term debt presented on the unaudited condensed consolidated statement of financial position, based on the terms of the 2021 Credit Facility:

September 30,
2023	$8,750
2024	13,125
2025	13,125
2026	131,250
Total	$166,250

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	September 30,	December 31,
	2022	2021
Interest rate swap	$6,313	$—
Total assets	$6,313	$—

Business acquisitions contingent consideration, current	$3,967	$31,450
Business acquisitions contingent consideration, long-term	2,810	4,350
Conversion option	24,730	23,081
Total liabilities	$31,507	$58,881

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Total Liabilities
Balance—at January 1, 2021	$—	$—	$49,902	$4,565	$20,886	$75,353
Acquisitions	—	—	1,000	6,004	—	7,004
Changes in fair value included in earnings	—	—	13,774	10,261	1,651	25,686
Payment of contingent consideration payable	—	—	(50,154)	—	—	(50,154)
Reclass of long term to short term contingent liabilities	—	—	16,630	(16,630)	—	—
Balance—at September 30, 2021	$—	$—	$31,152	$4,200	$22,537	$57,889

Balance—at January 1, 2022	$—	—	$31,450	$4,350	$23,081	$58,881
Acquisitions	—	—	—	1,216	—	1,216
Changes in fair value included in earnings	6,313	6,313	330	(390)	1,649	1,589
Payment of contingent consideration payable	—	—	(30,179)	—	—	(30,179)
Reclass of long term to short term contingent liabilities	—	—	2,366	(2,366)	—	—
Balance—at September 30, 2022	$6,313	$6,313	$3,967	$2,810	$24,730	$31,507

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Interest Rate Swap—The interest rate swap fair value is estimated based on a mid-market price for the swap as of the close of business of the reporting period. The fair value is prepared by discounting future cash flows of the swap to arrive at a current value of the swap. Forward curves and volatility levels inputs are determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. The Company does not apply hedge accounting but instead recognizes the instrument at fair value on the unaudited condensed consolidated statement of financial position within other assets, with changes in fair value recognized in earnings in each reporting period. The change in fair value of $2.3 million and $6.3 million for the three and nine months ended September 30, 2022, respectively was recognized as a component of other expense on the Company's unaudited condensed consolidated statements of operations.

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

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2031. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2027 (Note 6 and 12).

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

15. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. Before the Company’s IPO, each share of Convertible and Redeemable Series A-2 Preferred Stock accrued dividends at the rate of 15.0% per annum, with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that were accrued. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $4.1 million during both the three months ended September 30, 2022 and September 30, 2021, and $12.3 million during both the nine months ended September 30, 2022 and September 30, 2021.

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

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of September 30, 2022, the Company has determined that a change of control is not probable. Additionally, as of September 30, 2022, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of September 30, 2022, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary. The Convertible and Redeemable Series A-2 Preferred Stock had an aggregate liquidation preference of $182.2 million as of September 30, 2022 and December 31, 2021.

The Convertible and Redeemable Series A-2 Preferred Stock contains embedded features that are required to be bifurcated and are subject to separate accounting treatment from the instrument itself. At issuance, these embedded features consisted of (i) a contingent dividend feature associated with the decrease in the dividend rate upon an IPO and (ii) a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. Upon the Company’s IPO, the embedded derivative only consisted of the conversion option. As of September 30, 2022 and December 31, 2021, this conversion embedded feature had a net fair value of $24.7 million and $23.1 million, respectively. The change in value of $0.5 million and $1.6 million for the three and nine months ended September 30, 2022, respectively, was recorded to other expense.

16. STOCKHOLDERS’ EQUITY

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of September 30, 2022 and December 31, 2021.

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

Common Stock Issuances—The Company issued the following shares of common stock:

	Three Months Ended September 30,
	2022			2021
	Shares	Average Price per Share	Total (in thousands)	Shares	Average Price per Share	Total (in thousands)
Acquisitions	—	$—	$—	62,738	$52.18	$3,274
Exercise of options	28,111	11.70	329	354,918	8.30	2,946
Total	28,111	$11.70	$329	417,656	$14.89	$6,220

	Nine Months Ended September 30,
	2022			2021
	Shares	Average Price per Share	Total (in thousands)	Shares	Average Price per Share	Total (in thousands)
Acquisitions	—	$—	$—	143,800	$41.86	$6,020
Exercise of warrants (1)	—	—	—	67,713	17.19	—
Exercise of options	62,293	13.04	812	779,068	7.74	6,032
Restricted shares, net (1)	25,289	66.58	—	38,929	31.31	—
Payment of earn-out liability	—	—	—	539,607	46.33	25,000
Payment of purchase price true up	—	—	—	24,200	44.81	1,084
Total	87,582	$28.50	$812	1,593,317	$25.43	$38,136

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

As of September 30, 2022, and September 30, 2021, there was $152.5 million and $15.0 million, respectively, of total unrecognized stock compensation expense related to unvested options, restricted stock and stock appreciation rights granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average four year period. The following number of shares were authorized to be issued and available for grant:

	September 30, 2022
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	5,140,112	2,037,019	7,177,131
Shares available for grant(1)	364,949	—	364,949

	September 30, 2021
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	3,944,750	2,047,269	5,992,019
Shares available for grant	1,593,287	—	1,593,287

(1) In January 2022 the Board of Directors ratified the addition of 1,185,112 shares of common stock to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. Shares available for grant exclude awards of stock appreciation rights approved in December 2021 that are subject to vesting based on the achievement of certain market conditions, which have not yet been, and may not be, achieved. See footnote 1 to the table in Common Stock Reserved for Future Issuance below for additional information regarding the December 2021 grant.

Total stock compensation expense for the Plans was as follows:

	Three Months Ended September 30,
	2022					2021
	2017 plan			2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	SARs	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$404	$—	$—	$—	$404	$282	$—	$—	$282
Selling, general and administrative expense	2,216	6,083	2,315	—	10,614	1,844	237	2	2,083
Total	$2,620	$6,083	$2,315	$—	$11,018	$2,126	$237	$2	$2,365

	Nine Months Ended September 30,
	2022					2021
	2017 plan			2013 plan		2017 plan		2013 plan
	Options	Restricted Stock	SARs	Options	Total	Options	Restricted Stock	Options	Total
Cost of revenue	$1,069	$—	$—	$—	$1,069	$1,178	$—	$10	$1,188
Selling, general and administrative expense	6,449	17,892	6,965	—	31,306	4,638	749	11	5,399
Total	$7,518	$17,892	$6,965	$—	$32,375	$5,816	$749	$21	$6,587

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units—The Company issues restricted stock awards ("RSAs") to certain 2017 Plan participants as Director’s compensation. There were zero RSAs granted during both the three months ended September 30, 2022 and September 30, 2021, respectively. There were 10,920 and 19,066 RSAs granted during the nine months ended September 30, 2022 and September 30, 2021, respectively. These RSAs vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

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

During 2021 and 2022, the Board of Directors approved the creation of certain supplemental incentive plans (“SI Plans”) for selected employees to reward exceptional performance. These SI Plans provide supplemental bonus opportunities payable in RSUs under the 2017 Plan upon meeting certain financial performance targets. There were 95,404 RSUs issued under these SI Plans during the nine months ended September 30, 2022 and zero RSUs issued under these SI plans during the nine months ended September 30, 2021. These RSUs vest four years from the date of grant, subject to continued service through such date.

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

	Nine Months Ended September 30,
	2022			2021
	Shares	Average Price per Share	Fair Value (in thousands)	Shares	Average Price per Share	Fair Value (in thousands)
Awards granted	106,324	$46.82	$4,978	19,066	$36.99	$705

There were no awards granted during the three months ended September 30, 2022 and September 30, 2021. There were an aggregate of zero and 25,289 shares underlying RSAs and RSUs that became fully vested and were released as unrestricted shares of common stock during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2021, there were an aggregate of zero and 38,929 shares underlying RSAs that became fully vested and were released as unrestricted shares of common stock, respectively. There was an aggregate of 2,064,197 and 286,239 shares underlying outstanding RSA and RSU awards as of September 30, 2022 and September 30, 2021, respectively. There were no forfeitures of RSAs or RSUs during the three and nine months ended September 30, 2022 and September 30, 2021.

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

The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date. The SARs expire 10 years after the grant date. The fair value of these SARs at the grant date was $46.0 million. The weighted average remaining contract life of these SARs as of September 30, 2022 was 9.21 years.

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

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding as of January 1, 2021	1,840,229	$23	$12	9.09	$15,598
Granted	264,470	40	22	—	—
Forfeited/ cancelled	(29,025)	28	—	—	—
Expired	(1,250)	18	—	—	—
Exercised	(66,875)	22	—	—	2,078
Outstanding as of September 30, 2021	2,007,549	25	14	8.53	73,724

Outstanding as of January 1, 2022	2,036,729	$26	$14	8.30	$91,030
Granted	664,784	44	16	—	—
Forfeited/ cancelled	(60,167)	36	—	—	—
Exercised	(26,258)	22	—	—	671
Outstanding as of September 30, 2022	2,615,088	$30	$15	8.04	$18,784
Exercisable at September 30, 2022	1,010,302	26	—	7.48	9,966

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation:

	September 30,	September 30,
	2022	2021
Common stock value (per share)	$43.72	$39.83
Expected volatility	33.45	58.34
Risk-free interest rate	1.94%	0.77%
Expected life (years)	6.45	6.32
Forfeiture rate	None	None
Dividend rate	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding as of January 1, 2021	1,787,869	$6	$1	5.40	$43,867
Expired	(625)	6	—	—	—
Exercised	(710,568)	6	—	—	33,480
Outstanding as of September 30, 2021	1,076,676	6	2	4.65	59,532

Outstanding as of January 1, 2022	897,674	$6	$2	4.37	$57,529
Expired	(125)	6	—	—	—
Exercised	(36,035)	6	—	—	1,425
Outstanding as of September 30, 2022	861,514	$6	$2	3.61	$23,448
Exercisable at September 30, 2022	861,514	6	—	3.61	23,448

Total shares outstanding from exercised options were 1,271,383 shares and 1,028,268 shares as of September 30, 2022 and September 30, 2021, respectively.

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	September 30,
	2022	2021
Montrose 2013 Stock Incentive Plan	861,514	2,047,269
Montrose 2017 Stock Incentive Plan(1)	7,757,995	3,944,750
Total	8,619,509	5,992,019

(1) In January 2022, the Board of Directors ratified the addition of 1,185,112 shares of common stock to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards. Shares reserved for future issuance include 3,000,000 shares underlying the 3,000,000 performance SARs granted in December 2021 that are subject to vesting based on the achievement of certain market conditions. Assuming achievement at the highest price performance hurdle, approximately 2,000,000 shares of common stock would be issued upon vesting of these performance SARs. To date, none of the market conditions have been achieved.

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of RSAs, RSUs, SARs and shares of common stock underlying stock options outstanding under the Plans. During the three and nine months ended September 30, 2022 and September 30, 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding during the applicable period due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for net loss per share)	2022	2021	2022	2021
Net (loss) income	$(5,720)	$2,226	$(21,007)	$(23,853)
Convertible and redeemable series A-2 preferred stock dividend	(4,100)	(4,100)	(12,300)	(12,300)
Net loss attributable to common stockholders –basic and diluted	(9,820)	(1,874)	(33,307)	(36,153)
Weighted-average common shares outstanding – basic and diluted	29,691	26,220	29,677	25,798
Net loss per share attributable to common stockholders –basic and diluted	$(0.33)	$(0.07)	$(1.12)	$(1.40)

The following equity shares were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	September 30,
	2022	2021
Stock options	3,476,602	1,686,688
Restricted stock	1,777,958	28,623
SARs	3,000,000	—

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

Segment revenues and Adjusted EBITDA consisted of the following:

	Three Months Ended September 30,
	2022		2021
		Segment		Segment
	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$46,414	$9,820	$63,412	$15,719
Measurement and Analysis	43,754	8,483	38,752	8,283
Remediation and Reuse	40,144	7,010	30,414	5,472
Total Operating Segments	130,312	25,313	132,578	29,474
Corporate and Other	—	(6,940)	—	(7,987)
Total	$130,312	$18,373	$132,578	$21,487

	Nine Months Ended September 30,
	2022		2021
		Segment		Segment
	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$142,051	$30,252	$209,379	$46,379
Measurement and Analysis	125,739	21,852	111,309	22,634
Remediation and Reuse	137,112	22,059	81,931	12,262
Total Operating Segments	404,902	74,163	402,619	81,275
Corporate and Other	—	(22,826)	—	(22,026)
Total	$404,902	$51,337	$402,619	$59,249

Presented below is a reconciliation of the Company’s segment measure to net loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Total	$18,373	$21,487	$51,337	$59,249
Interest expense, net	(1,400)	(1,722)	(4,010)	(11,208)
Income tax benefit (expense)	208	(902)	(1,892)	(648)
Depreciation and amortization	(11,504)	(11,471)	(35,928)	(33,145)
Stock-based compensation	(11,018)	(2,365)	(32,375)	(6,587)
Start-up losses and investment in new services	(1,278)	(1,186)	(2,949)	(3,276)
Acquisition costs	(368)	(913)	(1,354)	(1,656)
Fair value changes in financial instruments	1,808	(531)	4,664	(1,651)
Fair value changes in business acquisition contingencies	(59)	—	3,472	(24,035)
Expenses related to financing transactions	—	—	(7)	(50)
Other losses or expenses (1)	(482)	(171)	(1,965)	(846)
Net (loss) income	$(5,720)	$2,226	$(21,007)	$(23,853)

(1) In 2022, amounts include costs associated with the closing of a lab and severance costs related to a restructuring within our soil remediation business. In 2021, amounts include non-operational charges incurred due to the remeasurement of finance leases as a result of the adoption of ASC 842 and costs related to the implementation of a new ERP.
19. RELATED-PARTY TRANSACTIONS

The Company did not have any related party transactions during the three and nine months ended September 30, 2022 and September 30, 2021.

20. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of September 30, 2022, and December 31, 2021, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. Prior to May 22, 2020, the Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 4.0% of the participant’s compensation. Beginning on May 22, 2020, the Company temporarily ceased making employer contributions. Employer contributions were reinstated beginning on April 23, 2021. Employer contributions under the 401(k) Savings Plan were $1.2 million and $4.6 million for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $1.6 million for the three and nine months ended September 30, 2021, and are included within selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and nine months ended September 30, 2022 and September 30, 2021 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2021 Form 10-K.

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

COVID-19

To date, COVID-19 related adverse impacts such as temporarily delayed project start dates, particularly within our Remediation and Reuse segment, exiting certain service lines and employee quarantines have not had a material adverse effect on our reported results. On the other hand, we have seen benefits from COVID-19 given client demand for CTEH’s toxicology and response services, which represented a meaningful, although expectedly declining, revenue stream in the three and nine months ended September 30, 2022 and September 30, 2021, and that, once the pandemic subsides, we may not be able to replace in future periods. Although many parts of our business saw some impact from COVID-19, in the aggregate, our overall business benefitted from COVID-19 during the three and nine months ended September 30, 2022 and September 30, 2021, primarily as a result of COVID-19 response work performed by CTEH. For additional information regarding the historical impacts of COVID-19 on our business, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K.

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Revenues in thousands)	2022	2021	2022	2021
Acquisitions completed	2	2	4	4
Revenues attributable to acquisitions in the period	908	$5,803	$13,193	$19,720
Percentage of revenues	0.7%	4.4%	3.3%	4.9%

Revenues from acquired companies exclude intercompany revenues from revenue synergies realized between business lines within operating segments, as these are eliminated at the consolidated segment and Company level. We expect our revenue growth to continue to be driven in significant part by acquisitions.

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn outs could be significant. The amount of each for the three and nine months ended September 30, 2022 and September 30, 2021, was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Amortization expense	$8,668	$8,936	$27,579	$25,938
Acquisition-related costs	368	913	1,354	1,656
Fair value changes in business acquisition contingencies	59	—	(3,472)	24,035

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made earn-out payments of $30.0 million and $50.0 million in March 2022 and April 2021, respectively, in connection with our CTEH acquisition. $25.0 million of the 2021 CTEH earn-out payment was made in the form of shares of our common stock. In connection with our Vista, Sensible, ECI and EnvStd acquisitions, we may make up to $8.5 million in aggregate earn-out payments between the years 2023 and 2026, up to $3.0 million of which may be paid in cash. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

Discontinued Service Lines

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations. During the second quarter of 2022, as part of this evaluation, we determined to exit all legacy water treatment and biogas operations and maintenance contracts, collectively, the Discontinued O&M Contracts. The decision to exit these contracts was reached after a careful consideration of the risks and rewards associated with them. The work associated with these contracts is non-specialized and commoditized, and it was determined that the risk of facility failure taken on by the Company as the O&M contractor, no longer justified the low margins in these contracts. As a part of exiting these contracts, a process that is expected to be completed by the end of 2022, we have eliminated the positions associated with the workstreams. Revenue from our water treatment and biogas operations and maintenance contracts, which are included in the results of our Remediation and Reuse segment, were $0.7 million and $2.9 million in the three months ended September 30, 2022 and September 30, 2021, respectively, and $3.1 million and $9.7 million in the nine months ended September 30, 2022 and September 30, 2021, respectively. This decision does not impact the Company’s specialized PFAS water treatment operations and maintenance contracts.

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

Financing Costs

Financing costs, relating primarily to interest expense on our debt, continue to be a significant component of our results of operations. We incurred interest expense of $1.4 million and $4.0 million during the three and nine months ended September 30, 2022, respectively, and $1.7 million and $11.2 million during the three and nine months ended September 30, 2021.

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

Corporate and Operational Infrastructure Investments

Our historical operating results reflect the impact of our ongoing investments in our corporate infrastructure to support our growth. We have made and expect to continue to make investments in our business platform that we believe have laid the foundation for continued growth. Investments in logistics, quality, risk management, sales and marketing, safety, human resources, research and development, finance and information technology and other areas enable us to support continued growth. These investments should allow us to improve our margins over time.

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

Earnings Volatility

In addition to the impact of seasonality on earnings, the acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster, and more recently, the benefit from COVID related work. The benefit from COVID related work began in the third quarter of 2020, peaked in the first quarter of 2021 and has declined each subsequent quarter, although demand has continued through September 30, 2022. Demand for COVID-19 related or environmental emergency response services provided by CTEH remains difficult to predict and as a result, we may have experienced revenues and earnings in both the nine months ended September 30, 2022 and in fiscal year 2021 that are not indicative of future results, making those periods particularly difficult comparisons for future periods. We do however expect that a portion of expectedly declining COVID-19 response revenues will be offset by other CTEH service line revenues such as environmental emergency responses as internal resources are freed up from the COVID-19 response work. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results.

Cybersecurity Breach

As previously disclosed, on June 11, 2022 we were the target of an organized ransomware attack on our IT systems that led to the temporary disruption of our regular operations. The most affected portion of the business was our Enthalpy lab network. Upon discovery of the attack, we immediately began restoration and remediation efforts. By June 30, 2022, we had substantially restored our operations. The Company's financial systems are cloud based and were not affected. We engaged third party experts, including cyber legal counsel and a cybersecurity firm, to perform a fulsome forensic investigation of this attack and we promptly notified federal law enforcement. Based on the results of the investigation, we do not believe there has been any misuse of confidential or sensitive client data, have made notifications to clients, and have proactively addressed client concerns regarding our security environment. Furthermore, we have identified a limited number of individuals whose personally identifiable information may have been accessed from our systems and have made appropriate notifications to such individuals and required regulators. The Company has insurance coverage, subject to a $0.3 million deductible, against recovery costs and business interruption resulting from cyber-attacks and is in the process of preparing and submitting claims. We believe that the impact on revenues and income before tax in the quarters ended June 30, 2022 and September 30, 2022 was approximately $1.0 million and $0.5 million, respectively, with the third quarter impact limited to July 2022.

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	Three Months Ended September 30,
(in thousands, except per share and percentage data)	2022	2021
Statements of operations data:
Revenues	$130,312	$132,578
Cost of revenues (exclusive of depreciation and amortization)	82,234	85,242
Selling, general and administrative expense	42,857	30,499
Fair value changes in business acquisition contingencies	59	—
Depreciation and amortization	11,504	11,471
(Loss) income from operations	$(6,342)	$5,366
Other income (expense)	1,814	(516)
Interest expense, net	(1,400)	(1,722)
(Loss) income before income taxes	(5,928)	3,128
Income tax (benefit) expense	(208)	902
Net (loss) income	$(5,720)	$2,226
Series A-2 dividend payment	(4,100)	(4,100)
Net loss attributable to common stockholders	$(9,820)	$(1,874)
Weighted average number of shares — basic and diluted	29,691	26,220
Loss per share — basic and diluted	$(0.33)	$(0.07)

Revenues

For the three months ended September 30, 2022, we had revenues of $130.3 million, a decrease of $2.3 million, or (1.7)% over the three months ended September 30, 2021. The period over period decrease in revenues was driven by expected and significantly lower revenue from CTEH driven by lower demand for COVID-19 related services, and exiting the Discontinued O&M Contracts. These decreases were partially offset by organic growth in our Measurement and Analysis and Remediation and Reuse segments, and acquisitions completed in and subsequent to the quarter ended September 30, 2021, which contributed revenues of $7.5 million. Revenue from CTEH was $26.2 million in the three months ended September 30, 2022 compared to $53.1 million in the three months ended September 30, 2021. Total revenue from COVID-19 related services was $13.8 million and $44.9 million in the three months ended September 30, 2022 and September 30, 2021, respectively. Discontinued O&M Contracts generated revenues of $0.7 million and $2.9 million in the three months ended September 30, 2022 and September 30, 2021, respectively. Revenue by segment and as a percentage of total revenues was as follows:

	Three Months Ended September 30,
	2022		2021
(Revenues in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$46,414	35.6%	$63,412	47.8%
Measurement and Analysis	43,754	33.6	38,752	29.2
Remediation and Reuse	40,144	30.8	30,414	22.9
	$130,312		$132,578

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

For the three months ended September 30, 2022, cost of revenues was $82.2 million or 63.1% of revenues, and was comprised of direct labor of $38.0 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $22.4 million, field supplies, testing supplies and equipment costs of $15.0 million, project-related travel expenses of $4.5 million and other direct costs of $2.3 million.

For the three months ended September 30, 2021, cost of revenues was $85.2 million or 64.3% of revenues, and was comprised of direct labor of $37.0 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $32.3 million, field supplies, testing supplies and equipment costs of $9.7 million, project-related travel expenses of $4.0 million and other direct costs of $2.2 million.

For the three months ended September 30, 2022, cost of revenues as a percentage of revenue decreased 1.2% from the three months ended September 30, 2021, as a result of significantly lower outside service costs in 2022 when compared to 2021 driven primarily by a decrease in external lab expenses needed to support CTEH’s COVID-19 response work during 2022, partially offset by higher equipment costs primarily to support higher water treatment and biogas revenues.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the three months ended September 30, 2022, selling, general and administrative expense was $42.9 million, an increase of $12.4 million or 40.5% versus the three months ended September 30, 2021. This increase was primarily driven by $8.5 million related to an increase in stock compensation expense, $2.1 million from selling, general and administrative expense pertaining to companies we acquired subsequent to the third quarter of 2021, $1.1 million related to the higher labor and medical benefit costs, primarily reflecting inflationary increases, an increase in headcount to support growth in our PFAS water treatment business, and higher travel expenses. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

For the three months ended September 30, 2022, selling, general and administrative expense was comprised of indirect labor of $19.6 million, stock-based compensation of $10.6 million, facilities costs of $4.5 million, and other costs (including software, travel, insurance, legal, consulting, audit services, bad debt and acquisition-related costs) of $8.2 million.

For the three months ended September 30, 2021, selling, general and administrative expense was comprised of indirect labor of $16.0 million, facilities costs of $3.7 million, stock-based compensation of $2.1 million, and other costs (including software, travel, insurance, legal, consulting, audit services, bad debt and acquisition-related costs) of $8.7 million.

Fair Value Changes in Business Acquisition Contingencies

For the three months ended September 30, 2022, fair value changes in business acquisition contingencies resulted in a loss of $0.1 million versus zero for the three months ended September 30, 2021. The change in value in the three months ended September 30, 2022, was attributable to a $0.4 million expense related to fair value changes in business acquisition contingencies and a $0.3 million gain related to acquisitions' 338(h)(10) elections make-whole tax accruals. See “—Key Factors that Affect Our Business and Our Results—Acquisitions” and Notes 7 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2022, was $11.5 million and was comprised of amortization of finite lived intangibles of $8.7 million, arising as a result of our acquisition activity, depreciation of property and equipment of $1.7 million and finance leases right-of-use asset amortization of $1.1 million.

Depreciation and amortization expense for the three months ended September 30, 2021, was $11.5 million and was comprised of amortization of finite lived intangibles of $8.9 million, arising as a result of our acquisition activity, depreciation of property and equipment of $1.8 million and finance leases right-of-use asset amortization of $0.8 million.

See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income (Expense)

Other income for the three months ended September 30, 2022 of $1.8 million was driven by the fair value adjustment on our interest rate swap of $2.3 million, which was partially offset by an expense of $0.5 million related to the fair value adjustment of the Series A-2 preferred stock conversion option. Other expense of $(0.5) million for the three months ended September 30, 2021 was driven by fair value adjustments related to the Series A-2 preferred stock conversion option. See Notes 12 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the three months ended September 30, 2022, was $1.4 million, compared to $1.7 million for the three months ended September 30, 2021. The decrease in interest expense was driven by lower outstanding debt balances during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax (Benefit) Expense

Income tax benefit was $(0.2) million during the three months ended September 30, 2022. Income tax expense was $0.9 million for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Nine months ended September 30,
(in thousands, except per share and percentage data)	2022	2021
Statements of operations data:
Revenues	$404,902	$402,619
Cost of revenues (exclusive of depreciation and amortization)	261,049	272,662
Selling, general and administrative expense	131,120	82,865
Fair value changes in business acquisition contingencies	(3,472)	24,035
Depreciation and amortization	35,928	33,145
Loss from operations	$(19,723)	$(10,088)
Other income (expense)	4,618	(1,909)
Interest expense, net	(4,010)	(11,208)
Loss before income taxes	(19,115)	(23,205)
Income tax expense	1,892	648
Net loss	$(21,007)	$(23,853)
Series A-2 dividend payment	(12,300)	(12,300)
Net loss attributable to common stockholders	$(33,307)	$(36,153)
Weighted average number of shares— basic and diluted	29,677	25,798
Loss per share— basic and diluted	$(1.12)	$(1.40)

Revenues

For the nine months ended September 30, 2022, we had revenues of $404.9 million, an increase of $2.3 million, or 0.6% over the nine months ended September 30, 2021. The period over period increase in revenues was driven by organic growth in our Measurement and Analysis and Remediation and Reuse segments, and acquisitions completed in and subsequent to the quarter ended September 30, 2021, which contributed revenues of $19.9 million. These increases were partially offset by expected significantly lower revenues from CTEH, primarily from lower COVID-19 related services, and the exiting of Discontinued O&M Contracts. Revenue from CTEH was $88.2 million in the nine months ended September 30, 2022 compared to $189.6 million in the nine months ended September 30, 2021. Total revenue from COVID-19 related services was $55.4 million and $158.8 million in the nine months ended September 30, 2022 and September 30, 2021, respectively. Discontinued O&M Contracts generated revenues of $3.1 million and $9.7 million in the nine months ended September 30, 2022 and September 30, 2021, respectively. Revenue by segment and as a percentage of total revenues was as follows:

	Nine Months Ended September 30,
	2022		2021
(revenue in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$142,051	35.1%	$209,379	52.0%
Measurement and Analysis	125,739	31.1	111,309	27.6
Remediation and Reuse	137,112	33.9	81,931	20.3
	$404,902		$402,619

See “—Segment Results of Operations” below.

Cost of Revenues

For the nine months ended September 30, 2022, cost of revenues was $261.0 million or 64.5% of revenues, and was comprised of direct labor of $114.0 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $64.2 million, field supplies, testing supplies and equipment costs of $58.1 million, project-related travel expenses of $13.9 million and other direct costs of $10.8 million.

For the nine months ended September 30, 2021, cost of revenues was $272.7 million or 67.7% of revenues, and was comprised of direct labor of $109.3 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $115.2 million, field supplies, testing supplies and equipment costs of $27.9 million, project-related travel expenses of $12.8 million and other direct costs of $7.4 million.

For the nine months ended September 30, 2022, cost of revenues as a percentage of revenue decreased 3.2% from the nine months ended September 30, 2021, as a result of significantly lower outside service costs in 2022 when compared to 2021 driven primarily by a decrease in external lab expenses needed to support CTEH’s COVID-19 response work during 2022, partially offset by higher equipment costs primarily to support higher water treatment and biogas revenues.

Selling, General and Administrative Expense

For the nine months ended September 30, 2022, selling, general and administrative expense was $131.1 million, an increase of $48.2 million or 58.2% versus the nine months ended September 30, 2021. This increase was primarily driven by $25.9 million related to an increase in stock compensation expense, $5.6 million from selling, general and administrative expense pertaining to companies we acquired subsequent to the third quarter of 2021, $9.0 million related to the higher labor and medical benefit costs, primarily reflecting inflationary increases, an increase in headcount to support growth in our PFAS water treatment business, and investments in corporate infrastructure (primarily administrative, marketing, finance, IT, legal and human resources) and $3.0 million was from an increase in the defined contribution plan employer contributions following the reinstatement of employer matching during the second quarter of 2021, as well as higher travel expenses. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

For the nine months ended September 30, 2022, selling, general and administrative expense was comprised of indirect labor of $60.8 million, stock-based compensation of $31.3 million, facilities costs of $13.2 million, acquisition-related costs of $1.4 million, a bad debt credit of $0.8 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $25.2 million.

For the nine months ended September 30, 2021, selling, general and administrative expense was comprised of indirect labor of $43.2 million, facilities costs of $10.7 million, stock-based compensation of $5.4 million, acquisition-related costs of $1.7 million, bad debt expense of $0.8 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $20.7 million.

Fair Value Changes in Business Acquisition Contingencies

For the nine months ended September 30, 2022, fair value changes in business acquisition contingencies resulted in a gain of $3.5 million versus an expense of $24.0 million for the nine months ended September 30, 2021. The majority of the change in value in the nine months ended September 30, 2022, was attributable to a $3.4 million gain related to acquisitions' 338(h)(10) elections make-whole tax accruals. The majority of the change in value in the nine months ended September 30, 2021 period was attributable to the

CTEH earn-outs. See “—Key Factors that Affect Our Business and Our Results —Acquisitions” and Notes 7 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2022, was $35.9 million and was comprised of amortization of finite lived intangibles of $27.6 million, arising as a result of our acquisition activity, depreciation of property and equipment of $5.3 million and finance leases right-of-use asset amortization of $3.0 million.

Depreciation and amortization expense for the nine months ended September 30, 2021, was $33.1 million and was comprised of amortization of finite lived intangibles of $25.9 million, arising as a result of our acquisition activity, depreciation of property and equipment of $4.8 million and finance leases right-of-use asset amortization of $2.4 million.

The increase in amortization, depreciation of property and equipment and the amortization of finance leases right-of-use asset for the nine months ended September 30, 2022 versus the nine months ended September 30, 2021, was primarily a result of acquisitions. See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income (Expense)

Other income for the nine months ended September 30, 2022 of $4.6 million was driven by a gain related to the fair value adjustment on our interest rate swap of $6.3 million which was partially offset by an expense of $1.6 million related to the fair value adjustment of the Series A-2 preferred stock conversion option. Other expense of $(1.9) million for the nine months ended September 30, 2021 was driven by fair value adjustments related to the Series A-2 preferred stock conversion option. See Notes 12 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the nine months ended September 30, 2022, was $4.0 million, compared to $11.2 million for the nine months ended September 30, 2021. The decrease in interest expense was driven by lower outstanding debt balances during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021, as well as the $4.1 million loss on extinguishment of debt realized in the nine months ended September 30, 2021 in connection with the repayment in full of the 2020 credit facility. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

Income tax expense was $1.9 million and $0.6 million during the nine months ended September 30, 2022 and nine months ended September 30, 2021, respectively.

Segment Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022			2021
(in thousands)	Segment Revenues	Segment Adjusted EBITDA (1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$46,414	$9,820	21.2%	$63,412	$15,719	24.8%
Measurement and Analysis	43,754	8,483	19.4	38,752	8,283	21.4
Remediation and Reuse	40,144	7,010	17.5	30,414	5,472	18.0
Total Operating Segments	$130,312	$25,313	19.4%	$132,578	$29,474	22.2%
Corporate and Other	—	(6,940)	n/a	—	(7,987)	n/a

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

Revenues

Assessment, Permitting and Response segment revenues for the three months ended September 30, 2022 were $46.4 million, compared to $63.4 million for the three months ended September 30, 2021. The decrease was driven by expected significantly lower CTEH revenues in the three months ended September 30, 2022 when compared to the three months ended September 30, 2021, as a result of lower revenue from COVID-19 related services, partially offset by organic growth, excluding CTEH, and revenues of $6.4 million from acquisitions completed subsequent to the quarter ended September 30, 2021. CTEH revenues were $26.2 million in the three months ended September 30, 2022 compared to $53.1 million in the three months ended September 30, 2021. Total revenue from COVID-19 related services was $13.8 million and $44.9 million in the three months ended September 30, 2022 and September 30, 2021, respectively.

Measurement and Analysis segment revenues for the three months ended September 30, 2022 were $43.8 million, an increase of $5.0 million or 12.9% compared to revenues for the three months ended September 30, 2021 of $38.8 million. The increase was driven primarily by organic growth, as well as by revenues of $0.6 million from acquisitions completed subsequent to the quarter ended September 30, 2021.

Remediation and Reuse segment revenues for the three months ended September 30, 2022 were $40.1 million, an increase of $9.7 million or 32.0% compared to revenues for the three months ended September 30, 2021 of $30.4 million. The increase was driven by organic growth, driven by increases in demand for our water treatment technology (PFAS removal) and waste-to-resources (agricultural waste to biogas) services, partially offset by the exiting of Discontinued O&M Contracts, which generated revenues of $0.7 million and $2.9 million in the three months ended September 30, 2022 and September 30, 2021, respectively.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $9.8 million for the three months ended September 30, 2022, compared to $15.7 million for the three months ended September 30, 2021. For the three months ended September 30, 2022 and September 30, 2021, Segment Adjusted EBITDA margin was 21.2% and 24.8%, respectively. The decrease in Segment Adjusted EBITDA was a result of a decrease in CTEH COVID-19 related revenues during the three months ended September 30, 2022 when compared to the three months ended September 30, 2021. The decrease in Segment Adjusted EBITDA margin was primarily as a result of the acquisitions of Environmental Intelligence, Horizon and Environmental Standards, which typically operate at lower margins.

Measurement and Analysis Segment Adjusted EBITDA for the three months ended September 30, 2022 was $8.5 million, an increase of $0.2 million compared to Segment Adjusted EBITDA for the three months ended September 30, 2021 of $8.3 million. For the three months ended September 30, 2022 and September 30, 2021 Segment Adjusted EBITDA margin was 19.4% and 21.4%, respectively. The increase in Segment Adjusted EBITDA was due to higher revenues, whereas the decrease in Segment Adjusted EBITDA margin was a result of the timing of projects in some of our specialty labs, and to a lesser degree, the impact of the cyber-attack in June 2022, which temporarily disrupted certain of our labs’ ability to operate in July 2022, partially offset by favorable business mix.

Remediation and Reuse Segment Adjusted EBITDA for the three months ended September 30, 2022 was $7.0 million, an increase of $1.5 million compared to Segment Adjusted EBITDA for the three months ended September 30, 2021 of $5.5 million. For the three months ended September 30, 2022 and September 30, 2021 Segment Adjusted EBITDA margin was 17.5% and 18.0%, respectively. The increase in Segment Adjusted EBITDA was a result of significantly higher revenues. The slight decrease in Segment Adjusted EBITDA margin was primarily a result of business mix and our continued investments in operating infrastructure in our biogas and water treatment technology businesses, which temporarily impact margins.

Corporate and other costs were $6.9 million for the three months ended September 30, 2022 compared to $8.0 million for the three months ended September 30, 2021. The cost decrease was primarily driven by a bad debt credit of $0.6 million in the three months ended September 30, 2022. Corporate and other costs were 5.3% and 6.0% of revenues for the three months ended September 30, 2022 and September 30, 2021, respectively.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022			2021
(in thousands)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$142,051	$30,252	21.3%	$209,379	$46,379	22.2%
Measurement and Analysis	125,739	21,852	17.4	111,309	22,634	20.3
Remediation and Reuse	137,112	22,059	16.1	81,931	12,262	15.0
Total Operating Segments	$404,902	$74,163	18.3%	$402,619	$81,275	20.2%
Corporate and Other		(22,826)	n/a		(22,026)	n/a

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

Revenues

Assessment, Permitting and Response segment revenues for the nine months ended September 30, 2022 were $142.1 million, compared to $209.4 million for the nine months ended September 30, 2021. The decrease was driven by expected significantly lower CTEH revenues in the first nine months of 2022 when compared to the first nine months of 2021, as a result of lower revenue from COVID-19 related services, partially offset by revenues of $17.4 million from acquisitions completed subsequent to the quarter ended September 30, 2021. CTEH revenues were $88.2 million in the nine months ended September 30, 2022 compared to $189.6 million in the nine months ended September 30, 2021. Total revenue from COVID-19 related services was $55.4 million and $158.8 million in the nine months ended September 30, 2022 and September 30, 2021, respectively.

Measurement and Analysis segment revenues for the nine months ended September 30, 2022 were $125.7 million, an increase of $14.4 million or 13.0% compared to revenues for the nine months ended September 30, 2021 of $111.3 million. The increase was driven primarily by organic growth, as well as by revenues of $2.0 million from acquisitions completed subsequent to the quarter ended September 30, 2021.

Remediation and Reuse segment revenues for the nine months ended September 30, 2022 were $137.1 million, an increase of $55.2 million or 67.4% compared to revenues for the nine months ended September 30, 2021 of $81.9 million. The increase was driven primarily by organic growth related to increases in demand for our water treatment technology (PFAS removal) and waste-to-resources (agricultural waste to biogas) services.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $30.3 million for the nine months ended September 30, 2022, compared to $46.4 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022 and September 30, 2021, Segment Adjusted EBITDA margin was 21.3% and 22.2%, respectively. The decrease in Segment Adjusted EBITDA was a result of an expected decrease in CTEH COVID-19 related revenues during the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. The decrease in Segment Adjusted EBITDA margin was a result of business mix and the acquisitions of Environmental Intelligence, Horizon and Environmental Standards, which operate at lower margins, partially offset by higher CTEH margins, as a result of lower COVID-related work as a percentage of CTEH revenues in the current year versus the prior year.

Measurement and Analysis Segment Adjusted EBITDA for the nine months ended September 30, 2022 was $21.9 million, a decrease of $0.7 million compared to Segment Adjusted EBITDA for the nine months ended September 30, 2021 of $22.6 million. For the nine months ended September 30, 2022 and September 30, 2021, Segment Adjusted EBITDA margin was 17.4% and 20.3%, respectively. The decrease in both Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of business mix, the timing of projects in some of our specialty labs, the impact of the cyber-attack in June 2022, which temporarily disrupted certain of our labs’ ability to operate and higher variable cost increases (including travel, laboratory and field supplies).

Remediation and Reuse Segment Adjusted EBITDA for the nine months ended September 30, 2022 was $22.1 million, an increase of $9.8 million compared to Segment Adjusted EBITDA for the nine months ended September 30, 2021 of $12.3 million. For the nine months ended September 30, 2022 and September 30, 2021, Segment Adjusted EBITDA margin was 16.1% and 15.0%, respectively. The increase in both Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of significantly higher revenues and business mix, partially offset by our continued investments in operating infrastructure in this segment that temporarily impact margins.

Corporate and other costs were $22.8 million for the nine months ended September 30, 2022 compared to $22.0 million for the nine months ended September 30, 2021. Corporate and other costs were 5.6% and 5.5% of revenues for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

Our principal sources of liquidity have been cash generated by operating activities, borrowings under our credit facilities, other borrowing arrangements, and proceeds from the issuance of common and preferred stock. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, other prior secured and unsecured borrowings and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. For example, the CTEH acquisition agreement included an earn-out provision that provided for the payment of contingent consideration based on CTEH’s 2021 results in an aggregate amount not to exceed $30.0 million, with the earn-out payment equal to a specified multiple of CTEH’s EBITDA for 2021 in excess of a specified target. CTEH fully achieved the target in 2021 and the $30.0 million payment was paid in cash in the first quarter of 2022. We may also be required to make up to $3.0 million in aggregate earn-out payments during the year 2023 in connection with certain of our business acquisitions. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$8,165	$13,708
Net cash used in investing activities	(27,315)	(50,688)
Net cash (used in) provided by financing activities	(34,050)	17,748
Change in cash, cash equivalents and restricted cash	$(53,200)	$(19,232)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the nine months ended September 30, 2022, net cash provided by operating activities was $8.2 million compared to net cash provided by operating activities of $13.7 million for the nine months ended September 30, 2021. Cash provided by operations includes payment of contingent consideration of $19.5 million and $15.5 million in the nine months ended September 30, 2022 and September 30, 2021, respectively. Excluding payment of contingent consideration, cash provided by operating activities was $27.7 million for the nine months ended September 30, 2022, compared to cash provided by operating activities of $29.2 million in the prior year, a decrease of $1.5 million. The period-over-period decrease, excluding the impact of contingent consideration, was primarily due to lower earnings before non-cash items of $6.0 million, partially offset by an increase in working capital in the current year of $13.4 million versus an increase in working capital in the prior year of $17.6 million.

Working capital increased by $13.4 million in the nine months ended September 30, 2022, primarily due to a decrease in accounts payable and other accrued liabilities of $12.9 million, (as a result of the timing of vendor payments and lower contract liabilities due to the timing of project completion), a decrease in accrued payroll and benefits of $6.4 million, and an increase in prepaid expenses and other current assets of $1.4 million, partially offset by a decrease in accounts receivable and contract assets of $7.3 million. The increase in working capital of $17.6 million in the nine months ended September 30, 2021, was driven by an increase in accounts receivable and contract assets of $12.5 million (as a result of significantly higher revenues in the three months ended September 30, 2021 when compared to the three months ended December 31, 2020), a decrease in accounts payable and other accrued liabilities of $3.4 million and an increase in prepaid expenses and other current assets of $1.8 million.

Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was $27.3 million, primarily driven by cash paid for the acquisitions of EnvStd, IAG, Triad and AirKinetics net of cash acquired, of $21.3 million, as well as purchases of property and equipment for cash consideration of $5.4 million and payment of assumed purchase price obligations of $0.4 million.

For the nine months ended September 30, 2021, net cash used in investing activities was $50.7 million, primarily driven by cash paid for the acquisitions of MSE, Vista, EI and Sensible, net of cash acquired, of $36.5 million, as well as payment of assumed purchase price obligations of $8.6 million, and purchases of property and equipment for cash consideration of $5.4 million.

Financing Activities

For the nine months ended September 30, 2022, net cash used in financing activities was $34.1 million. Cash used in financing activities was driven by the payment of the quarterly dividends on the Series A-2 preferred stock of $12.3 million, the payment of acquisition-related contingent consideration of $10.7 million, term loan amortization payments of $8.8 million related to our 2021 Credit Facility, and the repayment of finance leases of $2.9 million, partially offset by proceeds received from the exercise of stock options of $0.8 million.

For the nine months ended September 30, 2021, net cash provided in financing activities was $17.7 million. Cash provided by financing activities was driven by borrowings under the 2021 Credit Facility, consisting of $175.0 million under the term loan and $37.0 million under the revolver, and proceeds received from the exercise of stock options of $6.0 million, partially offset by the use of proceeds from the 2021 Credit Facility to repay the $213.4 million outstanding under the 2020 Credit Facility, the payment of the quarterly dividend on the Series A-2 preferred stock of $12.3 million, the payment of acquisition-related contingent consideration of $9.6 million, and the repayment of finance leases of $1.9 million.

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

The 2021 Credit Facility term loan must be repaid in quarterly installments. See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

On January 27, 2022, the Company entered into an interest rate swap transaction fixing the floating component of the interest rate on $100.0 million of borrowings to 1.39% until January 27, 2025. Additionally, effective September 1, 2022, the Company received an interest rate reduction of 0.05% under the 2021 Credit Facility based on the Company’s achievement of certain sustainability and environmental, social and governance related objectives as provided for in the 2021 Credit Facility.

Our obligations under the 2021 Credit Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The 2021 Credit Facility includes a number of covenants imposing certain restrictions on our business, including, among other things, restrictions on our ability to incur indebtedness, prepay or amend other indebtedness, create liens, make certain fundamental changes including mergers or dissolutions, pay dividends and repurchase or make other payments in respect of capital stock, make certain investments, sell assets, change our lines of business, enter into transactions with affiliates and other corporate actions. The 2021 Credit Facility also includes financial covenants requiring us to remain below a maximum total net leverage ratio of 4.25 times, which steps down to 4.00 times beginning with the quarter ending December 31, 2022 through and including the quarter ending September 30, 2023 and then to 3.75 times beginning with the quarter ending December 31, 2023 (provided that, subject to certain requirements, the maximum net leverage ratio may be increased by 0.50:1.00, not to exceed 4.25:1.00, for a period of four consecutive fiscal quarters in connection with certain permitted acquisitions), and a minimum fixed charge coverage ratio of 1.25 times. As of September 30, 2022, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 1.2 times. The calculation of the Company’s consolidated total leverage ratio under the 2021 Credit Facility is consistent with the calculation of the consolidated total leverage ratio under the 2020 Credit Facility.

The weighted average interest rate on the 2021 Credit Facility for the nine months ended September 30, 2022 was 2.9%. We were in compliance with all applicable covenants under the 2021 Credit Facility for the nine months ended September 30, 2022.

The 2021 Credit Facility contains a mandatory prepayment feature upon a number of events, including with the proceeds of certain asset sales and proceeds from the issuance of any debt.

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

2020 Credit Facility

On April 13, 2020, we entered into a Unitranche Credit Agreement, or the 2020 Credit Facility, providing for a $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility. The 2020 Credit facility was repaid in full in April 2021. The resulting loss on extinguishment upon repayment of the 2020 Credit Facility in April 2021, amounted to $4.1 million, of which $1.0 million was related to fees paid and $3.1 related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense-net within the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2022, which factors in our interest rate swap on $100.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan and revolver would increase annual income (loss) before income taxes by approximately $0.7 million.

Inflation Risk

We have experienced higher labor and significantly higher travel and other direct costs in the current year as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, but the timing of these price increases has lagged behind our cost increases due to the longer term nature of these contracts. We expect to continue to raise prices if direct costs continue to increase in the last quarter of 2022 and beyond. Although inflation has increased our Selling, general and administrative expense, impacting margins and segment Adjusted EBITDA, in the year-to-date period, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL (included as Exhibit 101)

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

Montrose Environmental Group, Inc.

Date: November 9, 2022	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer