Form 10-K
period 2022-12-31
Montrose Environmental Group, Inc.
filed 2023-03-01
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2022, the last day of the Registrant’s second fiscal quarter, based on the closing price of $33.76 of the Registrant’s common stock on The New York Stock Exchange on such date, was $1.0 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2023 was 29,868,373.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•
general global economic, business and other conditions, including inflationary pressures and rising interest rates, the cyclical nature of our industry and the significant fluctuations in events that impact our business;
•
the parts of our business that depend on difficult to predict natural or manmade events and the fluctuations in our revenue and customer concentration as a result thereof;
•
the highly competitive nature of our business;
•
our limited operating history;
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
•
significant environmental governmental regulation and liabilities;
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
our international operations;
•
product related risks;
•
legal and regulatory claims and proceedings;
•
research and development activities;
•
anti-corruption and similar laws;
•
taxation in multiple jurisdictions;
•
insufficient insurance coverage;
•
seasonality of demand;
•
catastrophic events, including pandemics, natural disasters and environmental disruptions caused by climate change;

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

PART I

Item 1. Business.

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. Today, we have emerged as one of the fastest growing companies in a highly fragmented and growing $ 1.34 trillion global environmental industry.

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

Our revenue and earnings are highly resilient. We are not dependent upon any single service, product, political approach or regulatory framework. We also serve a diverse set of approximately 5,600 clients across a wide variety of end markets and geographies within the private and public sectors. Funding for our services is typically non-discretionary given regulatory drivers and public health concerns. As a result, our business is positioned to be less susceptible to political and economic cycles.

Our financial success is driven by both strong organic and acquisition-driven growth, and as a result, our total revenue has grown at a compounded annual growth rate of 30% since 2018.

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

Global Environmental Industry is Large and Growing

According to data derived from environmental industry studies updated annually by Environmental Business International, Inc. ("EBI") and research commissioned by Montrose, as of 2022 the global environmental industry is estimated to generate approximately $1.34 trillion in revenues, with $444 billion concentrated in the United States. According to EBI, this $444 billion U.S. environmental market is expected to grow at a CAGR of 2.8% per year from 2023 through 2026, up from its previous forecast. EBI concludes that strong tailwinds of ESG, energy security, energy transition and climate resilience, in addition to traditional drivers of air quality, water quality, responsible waste management and resource recovery are leading to positive growth across all environmental sectors in the global market.

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

We believe our diverse portfolio of services and end markets also positions us to be resilient across economic cycles. For example, clients use our services when launching development projects, while maintaining ongoing operations, when decommissioning operations, and when remediating the release of contaminants into air, water or soil. These client activities can occur at different times for different industries, regardless of economic cycles. In addition, many of our service offerings are typically non-discretionary and our projects often create significant economic value for our clients (in the form of reduced liability, cost savings or revenue streams), further incentivizing the continued use of our services. Furthermore, community demands, such as those for PFAS-free water or better air quality monitoring in disadvantaged communities surrounding industrial facilities, continue regardless of political or economic cycles. As another example, during the COVID-19 shelter-in-place orders, most of our services were deemed essential and continued to be requested by clients. Though there were some delays in the scheduling of certain services due to travel restrictions or social distancing requirements, the environmental and/or regulatory implications of not completing environmental projects resulted in a resilient demand for our services, even during the heights of the pandemic. Including revenues generated by CTEH, whose clients do not necessarily recur each year due to the emergency response nature of their services, clients generating 95% of revenue in the fiscal year ended December 31, 2021 repeated in the fiscal year ended December 31, 2022. Excluding revenues generated by CTEH, clients generating 96% of revenue in the fiscal year ended December 31, 2021 repeated in the fiscal year ended December 31, 2022. Similarly, inclusive of CTEH clients generating 86% of our revenue in the fiscal year ended December 31, 2020 repeated in the fiscal year ended December 31, 2021 and excluding revenues from CTEH, clients generating 93% of our revenue in the fiscal year ended December 31, 2020 repeated in the fiscal year ended December 31, 2021.

Long-term Relationships Across a Large and Diversified Client Base

We currently serve approximately 5,600 clients. We have long-standing relationships with a number of Fortune 1000 companies and government entities, and our legacy acquired businesses have been operating for as long as a century.

We provide services to our largest clients across multiple projects and/or multiple locations, and the number of services we provide to these clients varies from one project per year to several dozen projects per year. With the exception of CTEH, whose environmental response business may at times experience higher customer concentration levels based on the severity, duration and outcome of certain types of environmental emergencies for which we provide response services, our revenues are not dependent on any one single client or industry. In fiscal year ended December 31, 2022, our largest client represented approximately 14% of revenue, with those revenues being generated by more than 30 separate projects. In fiscal year ended December 31, 2021, our largest client represented approximately 10% of revenue, with those revenues being generated by more than 20 separate projects. Further, the Industrial Manufacturing Industry, the industry from which we generated the most revenue in 2022, represented 23% of total revenue. The Media industry, the industry from which we generated the most revenue in 2021, represented 32% of total revenue.

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

In fiscal year 2022, our Research and Development team was awarded six patents in the United States related to water treatment technology. In total, our research and development team has been awarded eighteen patents and has an additional twenty patents submitted for patent consideration in the United States. Our research and development team continued to innovate in the following areas: water treatment, particularly PFAS and selenium removal, PFAS destruction, PFAS testing, foam fractionation, and CO2 capture. In addition, with the acquisition of SensibleIoT in 2021, our software and environmental sensor connectivity platform targeting air and water quality continued to advance.

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

Proven Ability to Identify, Execute and Integrate Acquisitions

We have acquired and integrated over 65 businesses over the last ten years, and we intend to continue selectively acquiring companies in our industry. Key characteristics of past and expected acquisition targets include quality management teams, complementary services, access to differentiated technologies and extension of our geographic reach.

We believe we add value to the businesses we acquire by introducing a culture focused on teamwork and innovation, and by providing superior operating discipline. As a result of our focus on integration, our acquired businesses typically begin contributing to our organic growth after the first year following acquisition. Post-acquisition performance is typically driven by revenue synergies, which, excluding the impact of CTEH, whose revenues are episodic, is demonstrated by our consistent organic revenue growth.

We maintain a robust acquisition pipeline primarily driven by word of mouth and existing relationships. As we have to-date, we intend to continue acquiring businesses at disciplined valuation levels. We believe our approach to acquisitions will enable us to continue creating substantial value for all our stakeholders.

Experienced Management Team Coupled with a Team-Centric Culture

Our leadership and culture define who we are. Our senior leadership team includes industry pioneers who have led a number of industry organizations and are considered among the foremost experts in the environmental services industry. The average tenure of our operational leadership in the environmental industry is more than 25 years. Our key executives and board members also have extensive experience in growing businesses both organically and through acquisitions. Finally, we review talent metrics, including those related to hiring, retention, and diversity with the Board on a quarterly basis.

Our management and employees share a passion for the environment and a compassion for each other. In addition, The Montrose Community Foundation, a non-profit organization formed and operated by our employees for the benefit of our employees continued to offer assistance to employees in need. Through its volunteer board, The Montrose Community Foundation uses employee donations to provide resources to our employees in times of need. Our employees’ dedication of personal time and resources solely for the benefit of their colleagues exemplifies our team-oriented culture.

We believe it is our strong management team and our culture that enables us to attract and retain our exceptional talent.

Growth Strategies

Our goal is to become a global leader in the growing environmental services industry. We expect to continue our long-term organic growth by maintaining and expanding existing client relationships, developing new client relationships and investing in sales and marketing infrastructure. For the fiscal year ended December 31, 2022, 35% of our revenue came from customers buying more than one service. This is nearly double from the fiscal year ended December 31, 2021 of 18%. We also expect to continue growing by strategically acquiring companies in our highly fragmented industry. Our proven ability to recruit and retain industry leaders and innovators across all our business segments will further contribute to our success. We believe these growth strategies position us well to capture market share from competitors and accelerate beyond our industry’s attractive growth profile.

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

Pursue Strategic Acquisitions

The environmental services industry is highly fragmented and has no single leading brand. Through strategic acquisitions, we can continue to accelerate our growth, brand development and market leadership. Over the last ten years, we have acquired and integrated over 65 businesses that have provided us with talent, complementary services, access to differentiated technologies and geographic reach. Most of our acquisitions were initiated with personal introductions given our favorable reputation in the market. We believe our ability to identify, execute and integrate acquisitions and retain talent has been and remains a key driver of our operational and financial success.

Our pipeline of potential future acquisitions is robust, and we plan to continue pursuing acquisitions to enhance our strategic and competitive positions in existing and new markets.

Recruit, Develop, and Retain Industry Professionals and Leaders

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
•
a core team of approximately 1,150 employees, including well-known technical experts with longstanding client relationships and significant experience across the key disciplines in the segment;
•
technology, software and data management capabilities, particularly within our response segment;
•
our proven ability to help clients navigate regulatory, public and legal scrutiny; and
•
a national reach established by having successfully assessed and permitted hundreds of projects in jurisdictions across the United States.

This segment, which is primarily based on a time and materials, or T&M, revenue model, generated approximately 34% of our revenue for the fiscal year ended December 31, 2022.

Measurement and Analysis. Our Measurement and Analysis segment is one of the largest providers of environmental testing and laboratory services in North America. Supported by approximately 1,160 employees across more than 50 locations in the US and Canada, our highly credentialed teams test and analyze air, water and soil to determine concentrations of contaminants, as well as the toxicological impact of contaminants on flora, fauna and human health. Our offerings include source and ambient air testing and monitoring, leak detection, and advanced multi-media laboratory services, including air, soil, stormwater, wastewater and drinking water analysis.

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

This segment, which is primarily based on a fixed price and, for out-of-scope work, a T&M revenue model, generated approximately 32% of our revenue for the fiscal year ended December 31, 2022.

Remediation and Reuse. Our Remediation and Reuse segment provides clients with engineering, design, and implementation services, primarily to treat contaminated water, remove contaminants from soil or create biogas from waste. Approximately 450 of our employees, including engineers, scientists and consultants, provide these services to assist our clients in designing solutions, managing products and mitigating environmental risks and liabilities at their locations. We do not own the properties or facilities at which we implement these projects or the underlying liabilities, nor do we own material amounts of the equipment used in projects.

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

This segment, which is primarily based on a fixed price and, for out-of-scope work, a T&M revenue model, generated approximately 34% of our revenue for the fiscal year ended December 31, 2022 through a combination of project-based work and recurring, monthly fee operating & maintenance (O&M) revenue stream.

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

In fiscal year 2022, our Research and Development team was awarded six patents in the United States related to water treatment technology. In total, our research and development team has been awarded eighteen patents and has an additional twenty patents submitted for patent consideration in the United States. Our research and development team continued to innovate in the following areas: water treatment, particularly PFAS and selenium removal, PFAS destruction, PFAS testing, foam fractionation, and CO2 capture.

Strategic Acquisitions

We operate in a growing and highly fragmented market with thousands of potential acquisition targets. Given our success in identifying, executing and integrating more than 65 acquisitions since our inception in 2012, we believe we can continue to selectively acquire additive businesses. We seek to acquire businesses at disciplined valuation levels that:

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

Since January 1, 2020 we have acquired the following businesses:

Acquired Business	Date of Acquisition	Segment	Location
2023 Acquisitions
Frontier Analytical Laboratories (“Frontier”)	January 3, 2023	Measurement and Analysis	El Dorado Hills, CA
Environmental Alliance ("EAI")	February 1, 2023	Remediation and Reuse	Wilmington, DE

2022 Acquisitions
Environmental Standards, Inc. (“Environmental Standards”)	January 31, 2022	Assessment, Permitting and Response	Valley Forge, PA
Industrial Automation Group, Inc. (“IAG”)	January 31, 2022	Remediation and Reuse	Atlanta, GA
TriAD Environmental Consultants, Inc. (“TriAD”)	August 1, 2022	Remediation and Reuse	Nashville, TN
AirKinetics, Inc. (“AirKinetics”)	September 1, 2022	Measurement and Analysis	Anaheim, CA
Huco Consulting, Inc. (“Huco”)	November 30, 2022	Assessment, Permitting and Response	Houston, TX

2021 Acquisitions
Horizon Water and Environment, LLC (“Horizon”)	November 1, 2021	Assessment, Permitting and Response	Oakland, CA
Environmental Chemistry, Inc. (“ECI”)	October 1, 2021	Measurement and Analysis	Houston, TX
SensibleIoT, LLC (“Sensible”)	August 1, 2021	Measurement and Analysis	Paso Robles, CA
Environmental Intelligence, LLC (“EI”)	July 1, 2021	Assessment, Permitting and Response	Laguna Beach, CA
Vista Analytical Laboratory, Inc. (“Vista”)	June 3, 2021	Measurement and Analysis	El Dorado Hills, CA
MSE Group, LLC ("MSE")	January 1, 2021	Remediation and Reuse	Orlando, FL

2020 Acquisitions
American Environmental Testing Co., Inc. ("AETC")	September 21, 2020	Measurement and Analysis	Burbank, CA
LEED Environmental Inc. ("LEED")	September 10, 2020	Remediation and Reuse	Reading, PA
The Center for Toxicology and Environmental Health, L.L.C. ("CTEH")	April 2020	Assessment, Permitting and Response	Little Rock, AR

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

Clients

We provide environmental services to approximately 5,600 clients operating in a number of sectors and industries, including but not limited to technology, media, chemicals, energy (oil, gas and/or petrochemical), power and utilities, industrials and manufacturing, financial services, and engineering services as well as local, state, provincial and federal government entities. We have long-term, and through our legacy companies, decades-old relationships. We serve a diversified client base in both the private and public sectors. For the fiscal year ended December 31, 2022, our revenues were derived approximately 89% from the private sector and 11% from the public sector.

Our largest client represented approximately 14% of revenue for fiscal year ended December 31, 2022, with these revenues derived from over 30 separate projects. As a result of the nature of CTEH’s environmental response business, our Assessment, Permitting and Response segment may at times experience higher customer concentration levels based on the severity, duration and outcome of certain types of environmental emergencies for which we provide response services, as was the case in 2022 when 38% of CTEH’s revenues were attributable to three customers, each of whom engaged CTEH in connection with COVID-19 response support. See Item 1A. “Risk Factors.”

For the fiscal year ended December 31, 2022, 35% of our revenue came from customers buying more than one service, which is nearly double from the 18% generated from this type of customer in the fiscal year ended December 31, 2021. We have expanded our relationships with our existing customer base with our vertically integrated business model. Our maturing client relationships coupled with our integrated structure across all our business lines has increased the level of client engagement.

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

Competition

We operate in a competitive, but fragmented, market. No single company or group of companies dominates across the entire environmental services market in which we operate. Our primary competitors are divisions of large companies, various small companies, which generally are limited to a specific service and focused on a niche market or geographic region and our clients’ own in-house resources. We believe that few, if any, of our competitors currently provide the full range of environmental solutions that we offer. Instead, each of our segments has competitors with narrower service offerings and/or geographies. Our Assessment, Permitting and Response segment competitors include the environmental divisions of ERM, Ramboll, Geosyntec, Exponent, and other large engineering companies and small businesses. Our Measurement and Analysis segment competitors include the environmental divisions of SGS, TRC Companies, Eurofins, Pace Analytical and other large testing companies and small businesses. Our Remediation and Reuse segment competitors include the environmental divisions or remediation segments of Tetra Tech, AECOM, Evoqua, Mead & Hunt, and other large engineering companies and other small businesses.

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

Seasonality

Because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results. Additionally, due to the field-based nature of certain of our services, weather patterns generally impact our field-based teams’ ability to operate in the winter months. As a result, our operating results in our Measurement and Analysis segment experience some quarterly variability with generally lower revenues and lower earnings in the first and fourth quarters and typically we experience higher overall revenues and earnings in the second and third quarters. As we continue to grow and expand into new geographies and service lines, quarterly variability in our Measurement and Analysis segment may deviate from historical trends.

Human Capital Resources

Employees

As of December 31, 2022, we had approximately 2,900 employees, including approximately 2,250 full-time employees in the United States. Approximately 97% of our full-time employees work in our U.S. operations and approximately 3% work in foreign operations. None of our facilities are covered by collective bargaining agreements.

Employee Communication

We continue to advance our employee communication strategy at Montrose. In 2022, we held an annual meeting for key leaders, an annual sales meeting targeting key business development initiatives, and townhalls for all employees and for specific business lines. The townhalls update all employees, to share progress on Diversity, Fairness, and Inclusion ("DF&I") initiatives, and to update individual business lines and divisions. The townhalls, which are open to all employees in the relevant group, provide comprehensive updates about the company or the business line’s talent and people strategy, key operational successes and focus areas, financial updates, and opportunities to ask questions of the leadership team.

In addition to live townhall events, we leverage internal newsletters published by our Human Resources ("HR") and Marketing departments, respectively. The HR newsletters inform employees of initiatives and accomplishments towards building a better workplace and the Marketing newsletters provide employees with information on new business projects, research and development updates, client updates, upcoming and completed marketing events, and Montrose in the news.

Diversity, Fairness and Inclusion

At Montrose, diversity, fairness, and inclusion are key to fulfilling our Company aspirations to be the future of environmental solutions. Our DF&I Task Force, established in July 2020, continues to build awareness across Montrose and to establish and formalize employee development and policies that support diversity, inclusion and fairness. We conducted a DF&I survey in 2021 with the goal of understanding our employee’s perspectives and assessing areas of opportunity for the Company. The findings are continuing to inform our DF&I mission, vision, and roadmap, including: communicating and educating on DF&I topics, concerns, and holidays; prompting a review of our Montrose Handbook and DF&I-related policies; developing training and education programs on topics such as unconscious bias and inclusion; encouraging participation in community events, such as additional townhalls, supporting local causes, and celebrating our first company Diversity Day; and improving our programs and sharing milestones.

These roadmap initiatives could not be completed without the engagement of our various Montrose departments. Our operations team, for example, implemented changes intended to make employee gender identification more inclusive, and encouraged existing employees to complete and validate race and veteran status in our internal tracking systems. The DF&I Task Force also works with our executive leadership team and divisional leadership teams to propose changes in policies or work practices. Recent changes to policy include the addition of floating holidays and a dedicated Employee Appreciation & Diversity Day to the Company’s vacation policy, and various diversity, fairness and inclusion efforts globally. We have also deployed mandatory inclusion training to the Company’s full-time workforce, with 97% of such employees having completed the training in 2022, and our Task Force is continuing to evaluate other DF&I related trainings and updates for future roll-outs.

Our DF&I Task Force actively works with our HR and Talent Acquisition teams to expand our recruiting efforts of science, technology, engineering and math ("STEM") professionals, as well as engaging with colleges and professional organizations that promote individuals from underrepresented populations. For example, we have sponsored events for the Society of Women Environmental Professionals in an effort to build a long-term relationship. Additionally, the Task Force, in coordination with HR, now reviews our job posting templates for inclusive and fair recruitment language.

We LEAD

The Montrose Environmental Group Women Empowering Leadership, or WeLEAD, program, which was established in January 2020, is focused on fostering the recruitment, retention and professional development of women at our company. Our WeLEAD program is developing an alliance of women leaders across Montrose, with a key emphasis on mentorship and talent development. Since the program’s inception, a standardized pay parity effort was launched across the organization to support fair pay across job titles and functions, both for existing employees and for new hires going forward. In addition, several prominent female leaders have been promoted into senior roles within the Company’s science and engineering departments and two female Board members have been added to the Company’s Board of Directors. In coordination with the DF&I Task Force, WeLEAD recently made policy recommendations which have been implemented to promote the development and retention of female talent within the organization. Most recently, based on these recommendations, the Company has adopted a new parental leave policy which expanded paid parental leave, expanded bereavement leave scope to include loss of pregnancy, and WeLEAD is creating a new liaison program for new mothers to navigate parental leave and subsequent return to work.

Further to its mission, WeLEAD has, since 2020, coordinated a formal annual mentorship program for women leaders within our Company.

Talent Acquisition and Development

In 2022 we established a dedicated Talent Acquisition team that bring decades of combined recruitment experience to allow Montrose to be more competitive in today’s hiring. The team is actively engaged in ensuring the Company’s strong growth profile is matched by the recruitment and development of key talent.

We have also advanced on a number of employee development initiatives in 2022, including:

•
The launch of our Talent Profile, an internal resume database that allows us to more easily collaborate internally by identifying individuals with particular experience and skills, as well as to understand employee career interests. The Talent Profile has been an important factor in furthering thoughtful career discussions between leaders and employees.
•
The deployment of onsite Leadership Development Days, aimed at providing leaders with the right insight and tools on a variety of topics to better develop and lead their own teams.
•
The launch of the Montrose Leadership Excellence Program, an 8-month leadership development program that focuses on building leadership skills for executive-nominated next level leaders and helps prepare them for more prominent leadership roles at Montrose.
•
360-degree feedback surveys to identify key leader strengths and development opportunities.
•
Continued investments in training, including online platforms and content, on-the-job training and mentoring, and in person training programs, all of which are reviewed annually, to further employee development and compliance.

Compensation and Benefits

We strive to maintain a fair and equitable compensation program for comparable roles, experience and performance that is independent of employee race, gender, sexual orientation or other personal characteristics. Moreover, we consistently review and adjust, as may be needed, salaries in each role, in each level, and in all business and corporate functions to ensure employees are paid fairly based on their positions and qualifications, regardless of gender.

As part of our dedication and commitment to motivating and rewarding our employees, we offer annual cash bonuses based on performance. We also offer equity incentives to a large number of our employees under our stock incentive plans. We believe strongly in employee ownership of Montrose and we believe our approach creates value for our clients, for our employees, for the communities in which our employees live, and for our shareholders.

We conduct annual employee benefit surveys and in 2022 have implemented solutions in response to some of this feedback we received. We expanded our parental leave and continue to offer a robust Employee Assistance Program, which we believe has been a positive impact to our employees’ lives during difficult times.

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

Health, Safety and Wellness

We offer a spectrum of benefit plans to meet the needs of our diverse employee population, including health, dental, vision, life insurance, and various supplemental plans. In response to the global COVID-19 pandemic, we provided employees with paid time off to help address their personal or family needs during an unprecedented time and Personal Protective Equipment resources and a 24/7 emergency response hotline were and continue to be made available to our teams across the globe.

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

Our dedication and commitment to safety have resulted in us again receiving National Safety Council Award for Operational Excellence as well as the recognition of our CEO, Vijay Manthripragada as 2022’s CEOs Who "Get It" in recognition of our excellence in safety across our business.

Additionally, CTEH was recognized for having received the Houston Outstanding Safety Performance “Best in Class” award in the ‘Technical Support - Medium’ category by The Houston Area Safety Council and the Houston Business Roundtable, which awards companies who operate regionally for their safety excellence.

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

Information About Our Executive Officers

Vijay Manthripragada, 46 – Mr. Manthripragada joined Montrose Environmental as our President in September 2015. In June 2016 Mr. Manthripragada also joined our Board of Directors and, since February 2016, he has served as our President and Chief Executive Officer. Before joining Montrose Environmental, Mr. Manthripragada most recently served as the Chief Executive Officer of PetCareRx, Inc., from 2013 to 2015. Prior to PetCareRx, Mr. Manthripragada was at Goldman Sachs where he held various positions from 2006 to 2013. Mr. Manthripragada received his Master of Business Administration from The Wharton School, University of Pennsylvania and his Bachelor of Science in Biology from Duke University.

Allan Dicks, 50 – Mr. Dicks has been our Chief Financial Officer since August 2016. Before joining Montrose Environmental, Mr. Dicks first served as a consultant interim Chief Financial Officer from February 2015 to April 2015 and then Chief Financial Officer from April 2015 to June 2016 of Convalo Health International, Corp., a public Canadian healthcare company. Prior to that, Mr. Dicks held a number of finance-focused executive positions starting in 2000, including Chief Financial Officer of Universal Services of America, Chief Financial Officer of Moark, LLC, a division of Land O’ Lakes, Inc., Vice President of Finance of White Cap Construction Supply, a division of HD Supply, and first as assistant Corporate Controller and subsequently as a division Chief Financial Officer of Dole Food Company, Inc. Mr. Dicks started his career at PricewaterhouseCoopers where he spent nine years, three of which were in the mergers and acquisitions group. Mr. Dicks received his Bachelor of Commerce and Accounting degrees from the University of the Witwatersrand in South Africa. He is a Chartered Accountant in South Africa and is a Certified Public Accountant (inactive) in the State of California.

Nasym Afsari, 40 – Ms. Afsari has been our General Counsel since November 2014 and our Secretary since August 2015. Before joining Montrose Environmental, Ms. Afsari was an attorney in the corporate practice of Paul Hastings LLP, an international law firm, from September 2007 to October 2014. At Paul Hastings, Ms. Afsari represented a variety of business entities in all aspects of corporate and business law, including domestic and cross-border mergers and acquisitions, venture capital financing, private placements and joint venture transactions. Ms. Afsari earned her Juris Doctorate from the University of California at Los Angeles and a dual Bachelor of Arts degree in Economics and Psychology from the University of California at Berkeley.

Joshua W. LeMaire, 49 – Mr. LeMaire has been our Chief Operating Officer since June 2017, prior to which he was our Vice President, Business Development and Marketing, starting in July 2015. Before Montrose Environmental, from 2011 to 2015, Mr. LeMaire consulted on acquisitions of dental service organizations through his consulting firm, Aries Dental Management Group, LLC and prior to that, Mr. LeMaire was the Vice President, Sales and Marketing at ExamWorks Group, Inc., from 2008 to 2011, where he managed the company’s corporate branding initiative, sales and marketing programs and strategic corporate relationships. Prior to ExamWorks, Mr. LeMaire held several leadership roles at Becker-Parkin Dental Supply Co., including Executive Vice President of Sales and Marketing, Vice President of Full Service Sales and National Sales Manager. Mr. LeMaire also worked as a National Sales Manager at Sky Financial Solutions.

Jose M. Revuelta, 41 – Mr. Revuelta has served as our Chief Strategy Officer since June 2017, prior to which he was our Vice President and served in several other interim executive positions with Montrose Environmental since March 2014. Prior to joining Montrose Environmental, Mr. Revuelta was a Vice President with the Infrastructure and Private Equity business of UBS Global Asset Management, a large scale global investment manager, from 2008 to 2014, where he focused on the energy, utility, transportation and environmental sectors, and a member of the Infrastructure Group in the Investment Banking division of UBS from 2006 to 2008. Mr. Revuelta previously served on the Board of Northern Star Generation. Mr. Revuelta received his Master of Business Administration from the Columbia Business School, Columbia University and a Master of Science/Bachelor of Science in Industrial Engineering from Universidad Pontificia Comillas in Madrid, Spain.

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
•
the highly competitive nature of our business;
•
our limited operating history;
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
•
the impact of the COVID-19 pandemic;
•
our ability to expand our client base; and
•
lack of compliance with prescribed organizational policies and procedures may result in poor performance or suboptimal transactions.

If any of the risks described below actually occurs, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our common stock could decline, causing you to lose all or part of your investment in our common stock.

Risks Related to Our Limited Operating History

We have a history of losses and may not be able to achieve or sustain profitability in the future.

While we have been able to generate revenues, we may not be able to increase the amount of revenues we generate, and we might incur net losses for some time as we continue to grow. We experienced net losses in each year since inception, including net losses of $31.8 million and $25.3 million for the fiscal years ended December 31, 2022 and 2021, respectively, and we may incur net losses in the future. As of December 31, 2022, we had an accumulated deficit of $ 179.5 million. It is difficult for us to predict our future results of operations, and we expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, integrate completed acquisitions, make and integrate future acquisitions and invest in research and development. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

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

We compete in various end markets and geographic regions domestically and around the world. We provide environmental services to clients operating in a number of sectors and industries, including the financial, oil & gas, utilities, construction, automotive, real-estate, midstream energy, manufacturing, commodities, petrochemical, tobacco, food and beverage, telecommunications and engineering industries, as well as local, state, provincial and federal government entities. These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions, such as inflation and supply chain difficulties, regulatory requirements, appropriation levels and changes in client capital spending, particularly during periods of economic or political uncertainty. Important factors for our business and the businesses of our clients include macroeconomic conditions, the overall strength of, and our clients’ confidence in, the economy, industrial and governmental capital spending, governmental fiscal and trading policies, environmental and regulatory policies the strength of the residential and commercial real estate markets, unemployment rates, consumer spending, availability of financing, interest rates, tax rates and changes in tax laws, political conditions, energy and commodity prices and programs such as renewable fuel standard programs and low-carbon fuel standard programs.

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

The assessment, permitting and response, measurement and analysis and remediation and reuse industries are highly fragmented and competitive. Our primary competitors in these industries include companies that specialize in one or more services similar to those offered by us on a local or regional basis. We also compete with global, national, regional and local firms specializing in testing, environmental engineering and consulting services, remediation services and other services we provide. Some of our primary competitors include, in our Assessment, Permitting and Response segment, the environmental divisions of ERM, Ramboll, Geosyntec, Exponent, and other large engineering companies and small businesses, in our Measurement and Analysis segment, the environmental divisions of SGS, TRC Companies, Eurofins, Pace Analytical and other large testing companies and small businesses, and in our Remediation and Reuse segment, the environmental divisions or remediation segments of Tetra Tech, AECOM, Evoqua, Mead & Hunt, and other large engineering companies and other small businesses. It is also possible that our clients may establish in-house capabilities to perform certain services that we currently provide.

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

On March 11, 2020, the World Health Organization designated the global outbreak of a new strain of coronavirus, COVID-19, a pandemic. The global and domestic response to the COVID-19 pandemic by both governments and businesses was unprecedented and responsive measures included government mandates and restrictions on movement and travel, and restriction or required closure of commercial and business activity.

Our business has been adversely, and may be materially adversely affected, by the COVID-19 pandemic and the government or global response. We provide important services to the public’s health, safety, and welfare, including COVID-19 response support, and therefore most of our businesses were classified as “essential” in most jurisdictions in which we operate. However, we did experience some postponements and cancellations of projects, particularly within our Remediation and Reuse segment, as a result of the COVID-19 pandemic that adversely impacted our operating results. We also had employees who have contracted COVID-19 or were exposed to the virus. The COVID-19 pandemic also adversely affected many industries as well as the economies and financial markets of many countries, at times, causing a significant deceleration of economic activity and extreme volatility in capital markets. These changes early in the pandemic reduced production, decreased demand for a broad variety of goods and services, diminished trade levels and led to widespread corporate downsizing, causing a sharp increase in unemployment. More recently, global supply chain issues and high rates of inflation have impacted many industries and businesses. The closure of client sites, limitations on our ability to travel to client sites and other disruptions to our operations and the availability of the resources we need to provide our services, including a significant outbreak at certain of our laboratory facilities, could adversely impact our ability to provide our services and our results of operations. If any of the third parties with whom we work, including our customers and suppliers, are adversely affected by the pandemic, we could similarly be negatively impacted, even if the pandemic is not directly impacting our operations.

The continued impact of this outbreak on the United States and world economies, on our business and results of operations and those of our customers and suppliers remains uncertain and, unless the pandemic is further controlled, these adverse impacts could again worsen, impacting all segments of the global economy, and could result in a significant recession or worse, any of which could impact our business.

Considerable uncertainty still surrounds the COVID-19 pandemic and the new strains identified globally as well as the extent and effectiveness of responses taken on a local, national, and global level, including the long-term efficacy of vaccines and vaccines mandates and the ability to develop new vaccines in response to future variants. While we expect the pandemic and related events will continue to have a negative effect on our business and could accelerate or magnify one or more of the risks described elsewhere in this Annual Report on Form 10-K, the full extent and scope of the impact on our business and industry as well as on national, regional and global markets and economies remains uncertain and cannot be predicted. Accordingly, our ability to conduct our business in the manner and on the timelines previously done or presently planned could be adversely affected.

Risks Related to Our Acquisition Strategy

The success of our business depends, in part, on our ability to execute on our acquisition strategy.

A significant portion of our historical growth has occurred through acquisitions, and we anticipate continued growth through acquisitions in the future. Our growth strategy is primarily dependent on acquiring and integrating the operations of companies in the environmental services industry. Since January 1, 2020, we have acquired 16 companies. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on terms acceptable to us. We also compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. A significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our debt may limit our ability to obtain the necessary capital for acquisitions or otherwise impede our ability to complete an acquisition. Certain proposed acquisitions or dispositions may also trigger a review by the U.S. Department of Justice, or DOJ, and the U.S. Federal Trade Commission, or FTC, under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity. The terms of our Series A-2 preferred stock also restrict our ability to make certain acquisitions without the consent of the holder majority, including acquisitions in excess of $75.0 million. The failure to identify suitable transaction partners and to consummate transactions on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our businesses depend on specific environmental circumstances, including both naturally occurring and manmade events. Our Assessment, Permitting and Response segment, in particular, which includes the operations of CTEH, engages in response activities following an environmental incident or a natural disaster. There is no way for us to predict the occurrence of these events, nor the significance, duration or outcome of the events. As a result, this segment may experience revenues one year that are not indicative of future results due to the occurrence of an incident that was neither typical nor predictable. For example, this segment’s revenues were significantly higher at the end of 2020 and during in the fiscal year ended December 31, 2021, due in significant part to the contribution of CTEH’s COVID work during the heights of the pandemic. But, as the pandemic subsided, these revenue streams declined, adversely affecting segment results in the year ended December 31, 2022 when comparing those results to the prior year. The volatile nature of our environmental emergency response business, and its dependency on factors beyond our control, as well as the impact the revenues generated by CTEH or our overall results, makes it difficult to predict its potential profitability or success. Any extended period without these types of events or other downturn in activity for these business lines may negatively impact our business, financial condition and results of operations.

In addition, as a result of the nature of these services, our Assessment, Permitting and Response segment may at times experience higher customer concentration levels based on the severity, duration and outcome of environmental emergencies (e.g. those caused by natural disasters and industrial accidents) for which we provide response services. For example, during the heights of the pandemic, for the fiscal years ended December 31, 2021 and 2020, 65% and 58% of CTEH’s revenues, respectively, were attributable to just three customers, each of whom engaged CTEH in connection with COVID-19 related support. However, in the year ended December 31, 2022, as the pandemic has subsided, this percentage dropped to 38%. We cannot predict from period to period whether we will experience risks associated with high customer concentration, including the inability of such customers to pay for our services, and such concentration could have a material adverse effect on our business, financial condition and results of operations.

We may work on high profile projects, and any negative publicity or perceived failures of those projects, or litigation resulting from such projects, could damage our reputation and harm our operating results.

We may be engaged on high profile projects that garner public attention and scrutiny, particularly with respect to the emergency response division of the CTEH business. This division of the CTEH business conducts environmental sampling, among other services, in emergency situations and natural disasters, many of which are widely covered by the press and in the public eye, such as performing COVID-19 work for the Golden Globes Awards, performing COVID-19 work for the U.S. Department of State – African Leaders Summit in 2022, implementing a disinfection plan and overseeing the implementation of the plan for a contaminated international cruise ship in the early stages of the COVID-19 outbreak, the Intercontinental Terminals Co, or ITC, fires in 2019 and Hurricane Harvey in 2017. Any mishandling of these situations, even if not our own, could lead to negative publicity. The negative publicity may be attributed to our business and services at no fault of our own other than our association with the project. Our involvement with these high-profile projects exposes us to the risk of reputational damage which may have a material adverse effect on our business, financial condition and results of operations. In addition, such high-profile projects often lead to an enhanced risk of litigation, and we may be brought into such litigation regardless of our role in the project. Any such litigation proceedings are inherently costly and uncertain, and could have a material adverse effect on our business, financial condition and results of operations.

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

We may use small aircraft to transport employees to project sites which could expose us to risks associated with air travel.

Through our acquisition of CTEH, we acquired an airplane that we used for transportation of employees. On February 22, 2023, the airplane carrying five employee passengers crashed on route to an emergency response, and none of the passengers survived. There are inherent risks associated with air travel, including aviation accidents due to weather, technical malfunctions or human error. While we will strive to comply with all safety regulations and ensure the aircraft undergoes necessary and adequate maintenance, accidents or incidents may occur while the aircraft is transporting employees. An accident or incident involving our aircraft such as the one which occurred on February 22, 2023 could result in significant claims of injured employees and others, as well as repair or replacement of the damaged aircraft and its consequential loss from service. In the event of an accident, our liability insurance may not be adequate to offset our exposure to potential claims and we may be forced to bear losses from the accident. The success of the CTEH business depends on its employees, and an aviation accident or incident that results in the serious injury or death of those employees could have a material adverse effect on the business. As of the date of this Annual Report, we are not aware of any material adverse effect on the business resulting from the February 22, 2023 accident.

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

Product and systems offerings subject us to risks that could adversely affect our business.

Certain of our environmental solutions include product or system offerings, including those offered by ECT2 and our biogas division. We have a limited history in offering products and designing and building systems as compared to the services we offer, and this expansion subjects us to new and different risks generally associated with offering products manufactured by third parties, including but not limited to:

•
production difficulties of third-party manufacturers, including problems involving changes in their production capacity and yields, quality control and assurance, component supply and shortages of qualified personnel;
•
failure to establish or maintain supplier relationships;
•
supply chain issues of third-party manufacturers and the failure of suppliers to produce components to specification or supply us with a sufficient amount or adequate quality of materials, including those that began during the COVID-19 pandemic;
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

Under any of these circumstances, demand may suffer, we may incur substantial expense to remedy the problem, may incur penalties under the customer agreement and may be required to obtain replacement products if available. If we fail to remedy any such problem in a timely manner, we risk the loss of revenue resulting from the inability to sell those products or systems and related increased costs. If product or system defects or other issues are not discovered until after they are purchased by our clients, our clients could lose confidence in our products and our brand and reputation may be negatively impacted. Any failure to successfully respond to the foregoing risks or any others that we may not appreciate as a result of our limited history of production could have material adverse effect on our business, financial condition and results of operations.

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

We experience seasonal demand with respect to certain of the services we provide, particularly in our Measurement and Analysis segment, as demand for those services can follow weather trends. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, rainfall and droughts. In addition, we may experience earnings volatility as a result of the timing of large contract wins and the timing of large emergency response projects following an incident or natural disaster due to the unpredictable nature thereof. Further, we have generated meaningful revenues related to COVID-19 response work, particularly in 2020 and 2021, and if the pandemic continues to subside, as demonstrated by the decrease in revenues specific to COVID-19 work in 2022, we may not be able to replace these revenue streams in future periods. Our business, financial condition and results of operations could be materially and adversely affected by severe weather, natural disasters or environmental factors. Furthermore, our ability to deliver services on time to our clients can be significantly impeded by such conditions and events.

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

We derive, and expect to continue to derive in the future, revenues from federal, state, provincial or local government clients, which accounted for approximately 11% of our revenues for the fiscal year ended December 31, 2022. Sales to governments and related entities present risks in addition to those involved in sales to many of our other clients, including policy-related risks such as potential disruption due to appropriation and spending patterns, delays in the adoption of new technologies due to political, fiscal or bureaucratic processes, delays in approving budgets and the government’s right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, also directly and indirectly affect policies relating to the quantity and allocation of expenditures by government clients. In addition, government contracts may involve long purchase and payment cycles, competitive bidding requirements, qualification requirements, delays or changes in agreed-to funding, budgetary constraints, political agendas, extensive specification development and price negotiations, milestone requirements and the potential unenforceability of limitations on liability or other contractual provisions, any of which may create price pressure and reduce our margins. As a result, we could experience a material adverse effect on our business, financial condition and results of operations.

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

Our cybersecurity and processing systems, as well as those of our third-party service providers, newly acquired companies that have not yet been integrated and those of our clients which we periodically manage may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, internal design, manual or usage errors, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. These systems may also be damaged, disrupted or fail entirely as a result of computer viruses or other malicious codes, social-engineering schemes, unauthorized access attempts and cyber-attacks that could include phishing-attacks, denial-of-service attacks, ransomware, malware and hacking. As previously disclosed, on June 11, 2022 we were the target of an organized ransomware attack on our IT systems that, although not ultimately material to our results of operations for the year ended December

31, 2022 or any individual fiscal quarter within the year, the attack led to the temporary disruption of our regular operations and lost revenues. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Key Factors that Affect Our Business and Our Results—Cybersecurity.”

Any of these numerous and evolving cybersecurity threats, particularly on internet applications, could compromise the confidentiality, availability and integrity of data in our systems or that on the systems of our clients which we are periodically responsible for managing. We believe our possession of confidential client information may put us at a greater risk of being targeted. In addition, we manage and operate supervisory control and data acquisition systems at a number of operations and maintenance, or O&M, client facilities, including water and biogas facilities, and another cyber-attack or other system failure could cause the facility to be shutdown, which could create regulatory compliance issues, cause a contamination event or have other adverse consequences for which we could have liability. The security measures and procedures we, our clients and third-party service providers have in place to protect sensitive data and other information may not be successful or sufficient to counter all data breaches, cyber-attacks or system failures. Although we devote what we believe to be appropriate resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, there can be no assurance that our efforts will prevent any additional future threats.

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

Our systems and those of third parties with whom we do business have been, and will likely continue to be, subject to these types of malicious attacks. To our knowledge, other than as noted above, there has not been a significant breach of our systems, and no attack on our systems has had a direct, material impact on us or our business to date. We cannot, however, predict the extent and severity of any additional future attacks that may occur.

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

Our Senior Secured Credit Agreement provides for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving line of credit, or the 2021 Credit Facility. As of December 31, 2022, the aggregate principal amount of our debt outstanding under the credit facility was $166.3 million, all of which was outstanding under the term loan. The revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. The Company has the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions described in greater detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We also may enter into new borrowing arrangements and incur significant indebtedness in the future to continue to support our organic and acquisition-related growth.

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

We may be able to incur significant additional indebtedness in the future. For example, we may incur additional indebtedness in connection with future acquisitions. Although our credit facility and our Series A-2 preferred stock contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. Further, as of December 31, 2022, the 2021 Credit Facility provided for an aggregate unused commitment of $125.0 million (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations). The 2021 Credit Facility also allows us to increase the aggregate borrowings thereunder by up to $150.0 million. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

•
the continuation of an active trading market in our common stock or any significant volatility in the liquidity of that market;
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

OCM Montrose II Holdings, L.P., an affiliate of Oaktree Capital Management, L.P., or collectively, Oaktree, is the holder of all issued and outstanding shares of our Series A-2 preferred stock. Oaktree is in the business of making investments in companies and, notwithstanding its ownership of our preferred stock and that it has a right to appoint a representative on our board of directors, Oaktree may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Oaktree may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In recognition that representatives of Oaktree and its affiliated entities and funds may serve as members of our board of directors, our amended and restated certificate of incorporation provides, among other things, that none of Oaktree, its affiliates or any of its representatives (including a representative who may serve on our board of directors) has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. Oaktree also has a right of first offer with respect to its pro rata portion of any new securities we may issue, excluding any shares to be issued by us in certain specified circumstances. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Oaktree to itself or one of its other affiliates. See “Corporate Opportunities” in the Description of Securities exhibit incorporated by reference as exhibit 4.2 to this Annual Report on Form 10-K.

Future sales of our common stock in the public market could cause our stock price to fall.

Shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act of 1933, as amended, or the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. However, pursuant to the terms of an Investor Rights Agreement, Messrs. Richard Perlman and James Price, Oaktree, and certain other stockholders have the right to demand that we register their shares under the Securities Act as well as the right to include their shares in any registration statement that we file with the SEC, subject to certain exceptions. Approximately 2,500,000 million shares of common stock held by affiliates and certain other parties entitled to these registration rights were registered on a shelf registration statement filed with the SEC on August 11, 2021 and declared effective on August 20, 2021. This registration statement also registered approximately 320,000 shares held at such time by other executive officers and directors. Oaktree also holds all outstanding shares of our Series A-2 stock, which may be converted into shares of common stock in the future and would also receive the benefit of these registration rights. See Note 18 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Registration of these or other shares enables those shares to be sold in the public market, subject to certain restrictions in the Investor Rights Agreement. Any sale by Messrs. Perlman and Price, Oaktree, by our executive officers or other stockholders or any perception in the public markets that such a transaction may occur could cause the market price of our common stock to decline materially.

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

General Risks

Our profitability will suffer if we are not able to price our services appropriately or control our costs.

Our margins, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the costs incurred to provide such services. Accordingly, if we are not able to maintain, raise or otherwise appropriately set our pricing, or we are not able to maintain or reduce costs as and when needed, we will not be able to sustain our margins and our business and results of operations will be adversely affected. For example, in 2022, we experienced elevated rates of inflation, which primarily impacted direct costs, including outside services, field supplies and project-related travel costs, and to a lesser extent, labor costs. In some instances, these costs increases were in excess of pricing increases taken early in the year, which negatively impacted margins until additional pricing could be implemented. If we are not able to raise the rates we charge for our services to offset the impact of any cost increases, we will not be able to sustain our margins and our profitability will suffer.

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
•
our ability to manage the costs of indirect expenses and other related factors, including inflation; and
•
our overhead costs necessary to support the successful delivery of services.

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

We rely on a combination of patents, trademarks, trade names, confidentiality and nondisclosure clauses and agreements and other unregistered rights to define and protect our rights to our brand and the intellectual property used in our business. We also rely on industry and market “know-how” that cannot be registered and may not be subject to any confidentiality or nondisclosure clauses or agreements. Our ECT2 acquisition further expanded our IP portfolio. We are also expanding the software and application design work that we do in house, including applications to take real-time measurements of certain contaminants in the air and have increased our research and development spending. These intellectual property rights or others we develop, obtain or acquire may not, however, provide us with a significant competitive advantage because our rights may not be sufficiently broad or may be challenged, invalidated or subject to government march-in or sovereign rights or compulsory licensing, sunshine laws or be subject to freedom of information requests or court-ordered public disclosure. Further, our use of contractual provisions, confidentiality procedures and agreements and other registrations may not be sufficient to protect our intellectual property rights, these protective measures may be circumvented or our rights may be misappropriated, disparaged, diluted or stolen, particularly in countries where intellectual property rights laws are not highly developed, protected or enforced. Others may independently develop similar intellectual property or designed-around ours. Our intellectual property may also be replaced by new technologies to which we have no right of use or can only acquire such use at unreasonable or unsustainable costs. Any inability to develop or acquire and maintain the necessary intellectual property rights for our business or to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Claims that we infringe on the intellectual property rights of others could have a material adverse effect on us.

Technology is an important part of our business and, as a result, from time to time others may claim that we have infringed upon, misappropriated, misused or otherwise violated their intellectual property rights, whether as a result of the use of third party equipment or technologies or those that we may develop in-house. Regardless of the merit of such claims, responding to these types of claims can be expensive, time consuming and may divert a substantial portion of management’s time and attention away from running our business. If any aspect of our business is found to infringe the intellectual property rights of others, we could lose critical rights, we may be required to pay substantial damages or on-going licensing or royalty fees or we may be required to redesign, rework, replace or entirely discontinue aspects of our operations, any of which could come at substantial cost and significantly restrict or prohibit our future operations. Further, we may not be able to take any required actions on commercially reasonable terms or at all. Any infringement may also require us to enter into a settlement agreement and could also trigger indemnification obligations to our clients or under other contractual provisions. Any claim that we have misappropriated the intellectual property of others, whether or not valid, could have a material adverse effect on our business, financial condition and results of operations.

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

Foreign operations bring increased complexity and the costs of managing or overseeing foreign operations, including adapting and localizing services or systems to specific regions and countries, can be material. Further, international operations carry inherent uncertainties regarding the effect of local or domestic actions, such as the impact of the United Kingdom’s departure from the European Union (Brexit), any of which could be material. These and other risks related to our foreign operations, or the associated costs or liabilities, could have a material adverse effect on our business, financial condition and results of operations.

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

The success of our research and development activity is highly uncertain. Research and development efforts can require substantial technical, financial and human resources. We may focus our efforts and resources on potential technologies that ultimately prove to be unsuccessful and technologies that first appear promising may be delayed or fail to reach later stages of development. Decisions regarding the further advancement must sometimes be made with limited and incomplete data, which makes it difficult to ensure or even accurately predict the outcomes. Because we have limited resources, we may forego pursuing one opportunity that later is proven to have greater commercial potential. Even if our efforts do yield new technologies, we may not be able to convert those technologies into commercially viable offerings in the long term. Further, we may not be able to recover any increased investment in our research and development activities if the particular activities do not generate viable commercial services or products we can offer to our customers or use in the provision of services. If our research and development activities are unsuccessful, our technologies and offerings may not keep pace with the market, and we may lose clients and one or more competitive advantages, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting; however, the year ended December 31, 2022 is only the second year we have been subject to this attestation requirement as a result of our prior status as an “Emerging Growth Company.”

To comply with the requirements of being a public company, and to comply with the heightened standards of public companies who are not “Emerging Growth Companies” following the loss of that status at the end of 2021, we have undertaken and may need to undertake in the future various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting or issues an adverse report in the event it is not satisfied with the level at which our controls are documented, designed or operating, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources. Failure to maintain effective controls and procedures and comply with Section 404 could also delay or otherwise adversely affect our ability to timely produce accurate financial statements and related information, which could restrict our access to capital markets and cause the price of our common stock to fall.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 5120 Northshore Drive, North Little Rock, Arkansas. We currently operate out of approximately 80 locations across North America, Australia and Europe, all of which are leased locations other than our corporate headquarters. Our lease terms vary from month-to-month to multi-year current commitments of generally up to 15 years, with our average commitment being 5 years. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available in similar locations.

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

Holders of Record

As of February 23, 2023, there were approximately 201 stockholders of record of our common stock. This number does not represent the actual number of beneficial owners of our common stock because shares are often held in “street name” by securities dealers, brokers, institutions and others for the benefit of individual owners who have the right to vote their shares. We are unable to estimate the total number of beneficial owners represented by these record holders.

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

None.

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

The following graph depicts the total cumulative stockholder return on our common stock from July 23, 2020, the first day of trading of our common stock on the NYSE, through December 31, 2022, relative to the performance of the Russell 2000 Index and MSCI USA ESG Leaders. The graph assumes an initial investment of $100.00 at the close of trading on July 23, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Date	Montrose Environmental Group	Russell 2000 Index	MSCI USA ESG Leaders
7/23/20	$100.00	$100.00	$100.00
9/30/20	159.00	101.00	104.00
12/31/20	206.00	133.00	116.00
3/31/21	334.60	150.20	123.97
6/30/21	357.73	156.65	134.98
9/30/21	411.60	149.82	136.20
12/31/21	470.07	153.03	152.66
3/31/22	352.87	141.51	143.68
6/30/22	225.07	117.18	120.76
9/30/22	224.33	114.62	113.16
12/31/22	295.93	121.75	121.81

Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. [Reserved.]

Selected Financial Data.

Our selected historical consolidated financial and other information presented and discussed below is derived from our audited consolidated financial statements and the notes thereto for the fiscal years ended December 31, 2022 and 2021 included in Item 8. “Financial Statements Supplementary Data.” Except where otherwise noted, our summary consolidated balance sheet data presented below as of December 31, 2020, 2019 and 2018, and our summary consolidated statements of operations and cash flow data presented below for the fiscal years ended December 31, 2019 and 2018 have been derived from our financial statements not included in this Annual Report on Form 10-K.

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

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
(in thousands except per share and percentage data)
Consolidated Statement of Operations Data:
Revenues	$544,416	$546,413	$328,243	$233,854	$188,805
Cost of revenues (exclusive of depreciation and amortization)	351,882	369,028	215,492	163,983	134,734
Selling, general and administrative expense	176,295	117,658	85,546	49,719	40,953
Fair value changes in business acquisition contingencies	(3,227)	24,372	12,942	1,392	(158)
Depreciation and amortization	47,479	44,810	37,274	27,705	23,915
Loss from operations	(28,013)	(9,455)	(23,011)	(8,945)	(10,639)
Net loss	$(31,819)	$(25,325)	$(57,949)	$(23,557)	$(16,491)
Weighted average common shares outstanding—basic and diluted	29,688	26,724	16,479	8,789	7,533
Net loss per shares attributable to common stockholders—basic and diluted	$(1.62)	$(1.56)	$(6.48)	$(4.91)	$(2.79)

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	20,649	37,581	1,850	17,042	(2,845)
Net cash used in investing activities	(38,687)	(71,641)	(179,740)	(86,983)	(50,283)
Net cash (used in) provided by financing activities	(38,764)	146,103	205,902	74,452	50,850
Change in cash, cash equivalents and restricted cash	$(56,802)	$112,043	$28,012	$4,511	$(2,278)

Consolidated Statement of Financial Position Data:
Current assets	247,928	293,858	134,268	73,239	53,999
Non-current assets	543,986	539,236	468,458	258,599	180,372
Total assets	$791,914	$833,094	$602,726	$331,838	$234,371
Current liabilities	111,442	147,695	111,543	73,252	42,365
Non-current liabilities	214,357	215,970	201,110	156,055	75,900
Total liabilities	$325,799	$363,665	$312,653	$229,307	$118,265
Redeemable Series A-1 preferred stock $0.0001 par value—authorized, issued and outstanding shares: 12,000 at December 31, 2019 and 2018; aggregate liquidation preference of $141.9 million and $123.4 million at December 31, 2019 and 2018, respectively	-	-	-	128,822	109,206
Convertible and Redeemable Series A-2 preferred stock $0.0001 par value—authorized, issued and outstanding shares: 17,500 at December 31, 2022, 2021 and 2020; aggregate liquidation preference of $182.2 million at December 31, 2022, 2021 and 2020	152,928	152,928	152,928	-	-
Total stockholders’ equity (deficit)	313,187	316,501	137,145	(26,291)	6,900
Total liabilities, Convertible preferred stock, Redeemable Series A-1 preferred stock, Convertible and Redeemable Series A-2 preferred stock and stockholders’ equity (deficit)	$791,914	$833,094	$602,726	$331,838	$234,371

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

Overview

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. According to data derived from a 2022 Environmental Industry Study prepared by Environmental Business International, Inc., or EBI, which we commissioned, the global environmental industry is estimated to be approximately $1.34 trillion, with $444.0 billion concentrated in the United States.

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

Remediation and Reuse

Through our Remediation and Reuse segment, we provide clients with engineering, design, and implementation services, primarily to treat contaminated water, remove contaminants from soil or create biogas from waste. We do not own the properties or facilities at which we implement these projects or the underlying liabilities, nor do we own material amounts of the equipment used in projects; instead, we assist our clients in designing solutions, managing projects and mitigating their environmental risks and liabilities.

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

(revenues in thousands)	Acquisitions Completed	Fiscal Year Revenues Attributable to Acquisitions	Percentage of Fiscal Year Revenues
Fiscal year 2022	5	$20,154	3.7%
Fiscal year 2021	6	33,738	6.2%
Fiscal year 2020	3	82,441	25.1%

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

	Year Ended December 31,
(in thousands)	2022	2021	2020
Amortization expense	$36,053	$35,154	$28,871
Acquisition-related costs	1,891	2,088	4,344
Fair value changes in business acquisition contingencies	(3,227)	24,372	12,942

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made earn-out payments of $30.0 million and $50.0 million in March 2022 and April 2021, respectively, in connection with our CTEH acquisition. $25.0 million of the 2021 CTEH earn-out payment was made in the form of shares of our common stock. In connection with our Vista, Sensible, Environmental Standards and Huco acquisitions, we may make up to $9.5 million in aggregate earn-out payments between the years 2023 and 2026, up to $4.0 million of which may be paid in cash. See Note 8 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

COVID-19

To date, COVID-19 related adverse impacts such as temporarily delayed project start dates, particularly within our Remediation and Reuse segment, exiting certain service lines and employee quarantines have not had a material adverse effect on our reported results or our liquidity. On the other hand, we have seen benefits from COVID-19 given client demand for CTEH’s toxicology and response services, which represented a meaningful revenue stream, particularly in the years ended December 31, 2021 and 2020, and a declining revenue stream in 2022 as the pandemic has subsided, and one that we may not be able to replace in future periods. Although many parts of our business saw some impact from COVID-19, in the aggregate, our overall business benefitted from COVID-19 during the years ended December 31, 2022, 2021 and 2020, primarily as a result of COVID-19 response work performed by CTEH. COVID-19 has had an impact on our historical seasonality trends.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The CARES Act included several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. We utilized certain of these provisions in 2020, including the deferral of the employer side social security payments for payroll for the eligible portion of the year. In total, we deferred approximately $5.0 million of 2020 payments to 2021 and 2022, of which $2.5 million was repaid in December 2021 and the remaining amount was paid in the fourth quarter of 2022.

Organic Growth

We define organic growth as the change in revenues excluding revenues from acquisitions for the first twelve months following the date of acquisition and excluding revenues from businesses disposed of or discontinued. As a result of the significance of CTEH to Montrose and the potential annual volatility in CTEH’s revenues due to the emergency response aspect of their business, we also disclose organic growth without the annual organic revenue growth of CTEH. We expect to continue to disclose organic revenue growth with and without CTEH. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in conjunction with revenue growth calculated in accordance with GAAP. We have grown organically over the long term and expect to continue to do so.

Discontinued Service Lines and Contracts

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations. The decision to exit the businesses outlined below were reached after careful consideration of the relevant risks and rewards associated with the particular business.

As part of this evaluation, during the fourth quarter of 2022, we determined to exit our start-up lab in Berkley, California and terminate the related positions. This discontinued start-up, which was included in our Measurement and Analysis segment, did not generate any material revenue during the years ended December 31, 2022, 2021 and 2020. We recognized an impairment loss of $0.7 million in connection with vacating the related real estate. See Note 7 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

During the second quarter of 2022, we determined to exit all legacy water treatment and biogas operations and maintenance contracts, collectively, the Discontinued O&M Contracts, as well as the related positions. The work associated with these contracts is non-specialized and commoditized, and it was determined that the risk of facility failure taken on by the Company as the O&M contractor no longer justified the low margins in these contracts. Revenue from our water treatment and biogas operations and maintenance contracts, which were included in the results of our Remediation and Reuse segment, were $3.6 million, $12.1 million and $13.3 million in the years ended December 31, 2022, 2021 and 2020, respectively. This decision did not impact the Company’s specialized PFAS water treatment operations and maintenance contracts.

During the first quarter of 2020, we determined to scale back operations of our environmental lab in Berkeley, California, and to exit our non-specialized municipal water engineering service line and our food-waste biogas engineering service line, collectively, the Discontinued Service Lines. The factors underlying these decisions were accelerated and amplified by the COVID-19 pandemic, which for example, has made the collection of commercial food waste used in biodigesters less consistent and delayed the approval or initiation of certain projects dependent on municipal or state funding. As a part of discontinuing these service lines, a process which was completed in the second quarter of 2020, we eliminated select personnel and, in the first quarter of 2020, booked an additional bad debt reserve related to the increased uncertainty around the ability to collect on receivables related to these service lines. Revenue from our non-specialized municipal water engineering service line and our food-waste biogas engineering, which were included in the results of our Remediation and Reuse segment, were $1.4 million in the year ended December 31, 2020. The revenues from our Berkeley environmental lab related to the Discontinued Service Lines, which were included in the results of our Measurement and Analysis segment, were $2.4 million in the year ended December 31, 2020. We no longer generate any revenues from these Discontinued Service Lines.

Revenue Mix

Our segments generate different levels of profitability and, accordingly, shifts in the mix of revenues between segments can impact our consolidated reported net income, net loss margin, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin from quarter to quarter and year to year. Inter-company revenues between business lines within segments have been eliminated. See Note 21 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Financing Costs

On April 13, 2020, we entered into the 2020 Credit Facility providing for a $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility, and used the proceeds therefrom to repay in full all amounts outstanding under our prior senior secured credit facility. We incurred debt extinguishment costs of $1.4 million in connection with this refinancing. Effective October 6, 2020, the Company amended its 2020 Credit Facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged.

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

Interest expense, net was $5.2 million, $11.6 million (inclusive of the $4.1 million loss on extinguishment of the 2020 Credit Facility) and $13.8 million (inclusive of the $1.4 million loss on extinguishment of the Prior Credit Facility) in the years ended December 31, 2022, 2021 and 2020, respectively. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

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

Earnings Volatility

In addition to the impact of seasonality on earnings, the acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster, and more recently, the benefit from COVID-19 related work. The benefit from COVID-19 related work began in the third quarter of 2020, peaked in the first quarter of 2021 and has declined each subsequent quarter, although demand has continued through December 31, 2022. Demand for COVID-19 related or environmental emergency response services provided by CTEH remains difficult to predict and as a result, we may have experienced revenues and earnings in both 2022 and 2021 that are not indicative of future results, making those periods particularly difficult comparisons for future periods. We do however expect that a portion of expectedly declining COVID-19 response revenues will be offset by other CTEH service line revenues such as environmental emergency responses as internal resources are freed up from the COVID-19 response work. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results.

Cybersecurity

As previously disclosed, on June 11, 2022 we were the target of an organized ransomware attack on our IT systems that led to the temporary disruption of our regular operations. The most affected portion of the business was our Enthalpy lab network. Upon discovery of the attack, we immediately began restoration and remediation efforts. By June 30, 2022, we had substantially restored our operations. The Company's financial systems are cloud based and were not affected. We engaged third party experts, including cyber legal counsel and a cybersecurity firm, to perform a fulsome forensic investigation of this attack and we promptly notified federal law enforcement. Based on the results of the investigation, we do not believe there has been any misuse of confidential or sensitive client data, have made notifications to clients, and have proactively addressed client concerns regarding our security environment. Furthermore, we have identified a limited number of individuals whose personally identifiable information may have been accessed from our systems and have made appropriate notifications to such individuals and required regulators. The Company has insurance coverage, subject to a $0.3 million deductible, against recovery costs and business interruption resulting from cyber-attacks. As of December 31, 2022, upon final agreement by the parties, the Company recorded an insurance claim receivable of $1.0 million. The insurance claim receivable was collected in full in January 2023. We believe that the impact on revenues was approximately $1.5 million and the net impact on income before tax in the year ended December 31, 2022 was approximately $0.5 million (net of insurance settlement).

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year Ended December 31,
(in thousands except per share data)	2022	2021
Statements of operations data:
Revenues	$544,416	$546,413
Cost of revenues (exclusive of depreciation and amortization)	351,882	369,028
Selling, general and administrative expense	176,295	117,658
Fair value changes in business acquisition contingencies	(3,227)	24,372
Depreciation and amortization	47,479	44,810
Loss from operations	$(28,013)	$(9,455)
Other income (expense)	3,683	(2,546)
Interest expense, net	(5,239)	(11,615)
Loss before income taxes	(29,569)	(23,616)
Income tax expense	2,250	1,709
Net loss	$(31,819)	$(25,325)
Series A-2 dividend payment	(16,400)	(16,400)
Net loss attributable to common stockholders	$(48,219)	$(41,725)
Weighted average number of shares (basic and diluted)	29,688	26,724
Loss per share - basic and diluted	$(1.62)	$(1.56)

Revenues

For the year ended December 31, 2022, revenues were $544.4 million, a decrease of $2.0 million or 0.4% from the year ended December 31, 2021. The period over period decrease in revenues was primarily driven by an expected reduction in revenue from CTEH due to lower demand for COVID-19 related services, of $117.6 million, and exiting the Discontinued O&M Contracts. The decrease was mostly offset by strong organic growth in our Measurement and Analysis and Remediation and Reuse operating segments, and the businesses in our Assessment, Permitting and Response operating segment other then CTEH, which contributed $71.1 million in organic revenue. The decrease was offset to a lesser extent by acquisitions completed in the year ended December 31, 2022, as well as by 2021 acquisitions prior to their one-year anniversary date, which performed well and captured revenue synergies as part of Montrose. In the aggregate, 2021 and 2022 acquisitions contributed revenues of $44.5 million.

Including CTEH, our organic revenue declined 7% in the year ended December 31, 2022. Excluding CTEH, our organic revenue growth was 26% in the year ended December 31, 2022.

Revenue from CTEH was $113.9 million in the year ended December 31, 2022 as compared to $231.5 million in the year ended December 31, 2021. Total revenue from COVID-19 related services was $65.2 million and $189.9 million in the years ended December 31, 2022 and 2021, respectively. Discontinued O&M Contracts generated revenues of $3.6 million and $12.1 million in the years ended December 31, 2022 and 2021, respectively.

Revenue by segment, and as a percentage of total revenues, was as follows:

	Year Ended December 31,
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
(revenue in thousands)	2022		2021
Assessment, Permitting and Response	$187,234	34.4%	$261,865	47.9%
Measurement and Analysis	172,432	31.7%	153,208	28.0%
Remediation and Reuse	184,750	33.9%	131,340	24.0%
	$544,416		$546,413

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

For the year ended December 31, 2022, cost of revenues was $351.9 million or 64.6% of revenues, and was comprised of direct labor of $155.0 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $83.3 million, field supplies, testing supplies and equipment rental of $77.9 million, project-related travel expenses of $19.3 million and other direct costs of $16.4 million.

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

For the year ended December 31, 2022, cost of revenues as a percentage of revenue decreased 2.9% from the year ended December 31, 2021, as a result of significantly lower outside service costs in 2022 when compared to 2021 driven primarily by a decrease in external lab expenses needed to support CTEH’s COVID-19 response work during 2022, partially offset by higher equipment costs primarily to support higher water treatment and biogas revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the year ended December 31, 2022, selling, general and administrative expense was $176.3 million, an increase of $58.6 million or 49.8% versus the year ended December 31, 2021. This increase was primarily driven by $33.0 million related to an increase in stock compensation expense primarily related to a one-time grant of restricted stock awards and stock appreciation rights to certain executives and selected employees (See Note 19 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”), $10.2 million from selling, general and administrative expense pertaining to companies we acquired in 2022 and from 2021 acquisitions prior to their one-year anniversary date, $5.4 million related to the higher labor and medical benefit costs, primarily reflecting inflationary increases, an increase in headcount to support growth in our PFAS water treatment business, and investments in corporate infrastructure (primarily administrative, marketing, finance, IT, legal and human resources) and $3.1 million was from an increase in the defined contribution plan employer contributions following the reinstatement of employer matching during the second quarter of 2021, as well as higher travel and office function expenses. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

For the year ended December 31, 2022, selling, general and administrative expense was comprised of indirect labor of $80.6 million, stock-based compensation of $41.8 million, facilities costs of $18.2 million, acquisition-related costs of $1.9 million, a bad debt recovery of $(1.1) million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $34.9 million.

For the year ended December 31, 2021, selling, general and administrative expense of $117.7 million was comprised of indirect labor of $61.2 million, facilities costs of $14.7 million, stock-based compensation of $8.8 million, acquisition-related costs of $2.1 million, bad debt expense of $1.1 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $29.8 million.

Fair Value Changes in Business Acquisition Contingencies

For the year ended December 31, 2022, fair value changes in business acquisition contingencies resulted in a gain of $3.2 million versus an expense of $24.4 million for the year ended December 31, 2021. The majority of the change in value in the year ended December 31, 2022, was attributable to a $ 3.5 million gain related to acquisitions' 338(h)(10) elections make-whole tax accruals. The majority of the change in value in the year ended December 31, 2021 period was attributable to the CTEH earn-outs. See “—Key Factors that Affect Our Business and Our Results —Acquisitions” and Notes 8 and 15 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2022, was $47.5 million and was comprised of amortization of finite lived intangibles of $36.1 million, arising as a result of our acquisition activity, depreciation of property and equipment of $7.2 million and finance leases right-of-use asset amortization of $4.2 million.

Depreciation and amortization expense for the year ended December 31, 2021, was $44.8 million and was comprised of amortization of finite lived intangibles of $35.2 million, depreciation of property and equipment of $6.4 million and finance leases right-of-use asset amortization of $3.2 million.

The increase in amortization, depreciation of property and equipment and the amortization of finance leases right-of-use asset for the year ended December 31, 2022 versus the year ended December 31, 2021, was primarily a result of acquisitions. See Notes 6, 7, 8 and 9 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Other Income (Expense)

Other income for the year ended December 31, 2022 of $3.7 million was driven by a gain related to the fair value adjustment on our interest rate swap of $6.0 million which was partially offset by an expense of $2.7 million related to the fair value adjustment of the Series A-2 preferred stock conversion option and $0.7 million impairment loss related to the decision to exit the Berkley lab. Other expense for the year ended December 31, 2021 of $2.5 million was driven primarily by fair value adjustments related to the Series A-2 preferred stock conversion option. See Notes 7, 15 and 18 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Interest Expense, Net

Interest expense, net incurred in the year ended December 31, 2022, was $5.2 million, compared to $11.6 million for the year ended December 31, 2021. The decrease in interest expense was driven by lower outstanding debt balances during the year ended December 31, 2022 when compared to the year ended December 31, 2021, as well as the $4.1 million loss on extinguishment of debt realized in the year ended December 31, 2021 in connection with the repayment in full of the 2020 Credit Facility. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Note 14 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Income Tax Expense

Income tax expense was $2.3 million for the year ended December 31, 2022, compared to an income tax expense of $1.7 million for the year ended December 31, 2021. The difference between our effective tax rate of 7.7% and the federal statutory rate of 21.0% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance of $30.6 million, state and foreign income tax provisions and Global Intangible Low Taxed Income.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	Year Ended December 31,
(in thousands except per share data)	2021	2020
Statements of operations data:
Revenues	$546,413	$328,243
Cost of revenues (exclusive of depreciation and amortization)	369,028	215,492
Selling, general and administrative expense	117,658	85,546
Fair value changes in business acquisition contingencies	24,372	12,942
Depreciation and amortization	44,810	37,274
Loss from operations	$(9,455)	$(23,011)
Other expense	(2,546)	(20,268)
Interest expense, net	(11,615)	(13,819)
Loss before income taxes	(23,616)	(57,098)
Income tax expense	1,709	851
Net loss	$(25,325)	$(57,949)
Accretion of redeemable preferred stock	—	(17,601)
Series A-1 deemed dividend	—	(24,341)
Series A-2 dividend payment	(16,400)	(6,970)
Net loss attributable to common stockholders	$(41,725)	$(106,861)
Weighted average number of shares (basic and diluted)	26,724	16,479
Loss per share - basic and diluted	$(1.56)	$(6.48)

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

	Year Ended December 31,
(revenue in thousands)	2021		2020
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$261,865	47.9%	$98,521	30.0%
Measurement and Analysis	153,208	28.0	151,557	46.2
Remediation and Reuse	131,340	24.0	78,165	23.8
	$546,413		$328,243

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

Fair Value Changes in Business Acquisition Contingencies

For the year ended December 31, 2021, fair value changes in business acquisition contingencies were $24.4 million, an increase of $11.5 million versus $12.9 million for the year ended December 31, 2020. The majority of the change in value in both periods was attributable to the achievement of the maximum 2020 and 2021 CTEH earn-outs, respectively. See Notes 8 and 15 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

The increase in amortization for the year ended December 31, 2021 versus the prior year is primarily a result of acquisitions. The decrease in depreciation of property and equipment, and the increase in amortization of finance leases right-of-use asset, is primarily a result of the adoption of Accounting Standard Codification (“ASC”) 842, partially offset by the impact of acquisitions on depreciation. See Notes 7, 8 and 9 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Other Expense

Other expense for the year ended December 31, 2021 of $2.5 million was driven primarily by fair value adjustments related to the Series A-2 preferred stock conversion option. Other expense for the year ended December 31, 2020 of $20.3 million was driven primarily by fair value adjustments related to (i) the Series A-1 preferred stock contingent put option, (ii) the Series A-2 embedded options, and (iii) the Series A-1 and A-2 preferred stock warrant options. See Notes 13, 15, 17 and 18 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Segment Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year Ended December 31,
	2022			2021
(in thousands except percentage data)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$187,234	$37,458	20.0%	$261,865	$57,128	21.8%
Measurement and Analysis	172,432	31,588	18.3%	153,208	31,270	20.4%
Remediation and Reuse	184,750	30,616	16.6%	131,340	19,326	14.7%
Total Operating Segments	$544,416	$99,662	18.3%	$546,413	$107,724	19.7%
Corporate and Other		(31,212)	n/a		$(30,082)	n/a

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

Revenues

Assessment, Permitting and Response segment revenues for the year ended December 31, 2022 were $187.2 million, compared to $261.9 million for the year ended December 31, 2021. The decrease was driven by an expected $117.6 million decrease in CTEH revenues in 2022 when compared to 2021, as a result of lower revenue from COVID-19 related services. The expected decrease in CTEH was partially offset by organic growth in non-CTEH service lines and revenues of $37.1 million from acquisitions completed during 2022 and revenues from 2021 acquisitions prior to their one year anniversary. CTEH revenues were $113.9 million in 2022 compared to $231.5 million in 2021. Total revenue from COVID-19 related services was $65.2 million and $189.9 million in the year ended December 31, 2022 and 2021, respectively.

Measurement and Analysis segment revenues for the year ended December 31, 2022 were $172.4 million, an increase of $19.2 million or 12.5% compared to revenues for the year ended December 31, 2021 of $153.2 million. The increase was driven primarily by organic growth, as well as by revenues of $6.1 million from acquisitions completed during 2022 and revenues from 2021 acquisitions prior to their one year anniversary.

Remediation and Reuse segment revenues for the year ended December 31, 2022 were $184.8 million, an increase of $53.5 million or 40.7% compared to revenues for the year ended December 31, 2021 of $131.3 million. The increase was driven primarily by organic growth related to increases in demand for our water treatment technology (PFAS removal) and waste-to-resources (agricultural waste to biogas) services, as well as by revenues of $1.2 million from acquisitions completed during 2022, partially offset by the impact of Discontinued O&M Contracts, which generated revenues of $3.6 million and $12.1 million in the years ended December 31, 2022 and 2021, respectively.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $37.5 million for the year ended December 31, 2022, compared to $57.1 million for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, Segment Adjusted EBITDA margin was 20.0% and 21.8% respectively. The decrease in Segment Adjusted EBITDA was a result of an expected decrease in CTEH COVID-19 related revenues during the year ended December 31, 2022 when compared to the year ended December 31, 2021. The decrease in Segment Adjusted EBITDA margin was a result of recent acquisitions, which operate at lower margins, and business mix partially offset by higher CTEH margins, as a result of lower COVID-19 related work as a percentage of CTEH revenues in the current year versus the prior year.

Measurement and Analysis Segment Adjusted EBITDA for the year ended December 31, 2022 was $31.6 million, an increase of $0.3 million compared to Segment Adjusted EBITDA for the year ended December 31, 2021 of $31.3 million. For the year ended December 31, 2022, Segment Adjusted EBITDA margin was 18.3% compared to 20.4% in the prior year. The increase in Segment Adjusted EBITDA was due to higher revenues, whereas the decrease in Segment Adjusted EBITDA margin was a result of business mix and the impact of the cyber-attack in June 2022, which temporarily disrupted certain of our labs’ ability to operate in July 2022.

Remediation and Reuse Segment Adjusted EBITDA for the year ended December 31, 2022 was $30.6 million, an increase of $11.3 million compared to Segment Adjusted EBITDA for the year ended December 31, 2021 of $19.3 million. For the year ended December 31, 2022, Segment Adjusted EBITDA margin was 16.6% compared to 14.7% in the prior year. The increase in both Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of significantly higher revenues and business mix, partially offset by our continued investments in operating infrastructure in this segment that temporarily impact margins.

Corporate and other costs were $31.2 million for the year ended December 31, 2022 compared to $30.1 million for the year ended December 31, 2021. The cost increase was primarily driven by continued investment in corporate support functions. Corporate and other costs were 5.7% and 5.5% of revenues in the years ended December 31, 2022 and 2021, respectively.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	Year Ended December 31,
	2021			2020
(in thousands except percentage data)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$261,865	$57,128	21.8%	$98,521	$24,208	24.6%
Measurement and Analysis	153,208	31,270	20.4%	151,557	39,386	26.0%
Remediation and Reuse	131,340	19,326	14.7%	78,165	8,938	11.4%
Total Operating Segments	$546,413	$107,724	19.7%	$328,243	$72,532	22.1%
Corporate and Other		(30,082)	n/a		(18,056)	n/a

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

Revenues

Assessment, Permitting and Response segment revenues for the year ended December 31, 2021 were $261.9 million, compared to $98.5 million for the year ended December 31, 2020. The increase was primarily driven by the acquisition of CTEH in the second quarter of 2020, and the acquisitions of EI and Horizon in the second and third quarter of 2021, respectively. The impact of CTEH on the segment was due to two main factors: (i) CTEH and therefore, the segment, benefited from greater COVID-19 related response work in 2021 versus 2020 and (ii) CTEH impacted the segment in the full 2021 period compared to only nine months in 2020.

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

Our principal sources of liquidity have been borrowings under our credit facilities, other borrowing arrangements, proceeds from the issuance of common and preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, other prior secured borrowings and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. For example, the CTEH acquisition agreement included an earn-out provision that provided for the payment of contingent consideration based on CTEH’s 2021 results in an aggregate amount not to exceed $30.0 million, with the earn-out payment equal to a specified multiple of CTEH’s EBITDA for 2021 in excess of a specified target. CTEH fully achieved the target in 2021 and the $30.0 million payment was paid in cash in the first quarter of 2022. We made a similar $50.0 million earn-out payment to CTEH in the second quarter of 2021 in respect of its 2020 EBITDA that was paid 50% in cash and 50% in stock. We may also be required to make up to $9.5 million in aggregate earn-out payments between the years 2023 and 2026 in connection with the acquisitions of Vista, Sensible, Environmental Standards, IAG and Huco, up to $4.0 million of which may be paid in cash. See Note 8 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

We expect to continue to finance our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs in the short-term and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Consolidated statement of cash flows data:
Net cash provided by operating activities	$20,649	$37,581	$1,850
Net cash used in investing activities	(38,687)	(71,641)	(179,740)
Net cash (used in) provided by financing activities	(38,764)	146,103	205,902
Change in cash, cash equivalents and restricted cash	$(56,802)	$112,043	$28,012

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the year ended December 31, 2022, net cash provided by operating activities was $20.6 million compared to net cash provided by operating activities of $37.6 million for the year ended December 31, 2021. Cash provided by operations includes payment of contingent consideration of $19.5 million and $15.6 million in the years ended December 31, 2022 and 2021, respectively. Excluding payment of contingent consideration, cash provided by operating activities was $40.1 million for the year ended December 31, 2022, compared to cash provided by operating activities of $53.2 million in the prior year, a decrease of $13.1 million. The period-over-period decrease, excluding the impact of contingent consideration, was primarily due to lower earnings before non-cash items, primarily due to expected lower revenue from CTEH’s COVID-19 services, of $9.3 million, and an increase in working capital in the current year of $14.1 million versus an increase in working capital in the prior year of $10.1 million.

Working capital increased by $14.1 million in the year ended December 31, 2022, primarily due to a decrease in accounts payable and other accrued liabilities of $9.9 million, as a result of lower contract liabilities due to the timing of project completion and the timing of vendor payments, a decrease in accrued payroll and benefits of $6.8 million, and an increase in prepaid expenses and other current assets of $1.8 million, partially offset by a decrease in accounts receivable and contract assets of $4.4 million.

For the year ended December 31, 2021, net cash provided by operating activities was $37.6 million compared to net cash provided by operating activities of $1.9 million for the year ended December 31, 2020. Cash provided by operations includes payment of contingent consideration of $15.6 million and $6.4 million in the year ended December 31, 2021 and 2020, respectively. Excluding payment of contingent consideration, cash provided by operating activities was $53.2 million, compared to cash provided by operating activities of $8.3 million in the year ended December 31, 2020, an increase of $44.9 million. The period over-period increase was primarily due to higher earnings before non-cash items of $38.1 million and by an increase in working capital in the year ended December 31, 2021 of $10.1 million versus an increase in working capital in the year ended December 31, 2020 of $16.7 million.

The increase in working capital of $10.1 million in the year ended December 31, 2021, was driven by an increase in accounts receivable and contract assets of $36.2 million (as a result of significantly higher revenues when compared to the prior year), an increase in prepaid expenses and other current assets of $1.1 million, partially offset by an increase in accounts payable and other accrued liabilities of $24.0 million (as a result of higher contract liabilities due to the timing of project completion and the timing of vendor payments) and an increase in accrued payroll and benefits of $3.2 million.

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $38.7 million, primarily driven by cash paid for the acquisitions of Environmental Standards, IAG, Triad, AirKinetics and Huco, net of cash acquired of $28.6 million and purchases of property and equipment for cash consideration of $10.0 million.

For the year ended December 31, 2021, net cash used in investing activities was $71.6 million, primarily driven by cash paid for the acquisitions of MSE, Vista, EI, Sensible, ECI and Horizon, net of cash acquired of $55.7 million, as well as payment of assumed purchase price obligations of $9.3 million and purchases of property and equipment for cash consideration of $7.0 million.

For the year ended December 31, 2020, net cash used in investing activities was $179.7 million, primarily driven by cash paid for the acquisition of CTEH, net of cash acquired, of $171.6 million, as well as purchases of property and equipment for cash consideration of $7.8 million.

Financing Activities

For the year ended December 31, 2022, net cash used in financing activities was $38.8 million. Cash used in financing activities was driven by the payment of the quarterly dividends on the Series A-2 preferred stock of $16.4 million, the payment of acquisition-related contingent consideration of $11.1 million, term loan amortization payments of $8.8 million related to our 2021 Credit Facility, and the repayment of finance leases of $4.0 million, partially offset by proceeds received from the exercise of stock options of $1.6 million.

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

For the year ended December 31, 2020, net cash provided by financing activities was $ million. Cash provided by financing activities was driven by IPO proceeds, net of underwriting fees, of $161.3 million, borrowings under the 2020 Credit Facility, consisting of $175.0 million under the term loan and $25.0 million under the revolver, as well as net proceeds of $173.7 million from the issuance of the Series A-2 preferred stock. Proceeds from the IPO were used primarily to repay the $131.8 million Series A-1 preferred stock (along with the issuance of shares of common stock), as well as to pay IPO offering costs of $4.2 million. Proceeds from the 2020 Credit Facility were used primarily to repay the $177.5 million outstanding under the Prior Credit Facility, whereas proceeds from the issuance of the Series A-2 preferred stock were used to finance the acquisition of CTEH. Cash from financing activities was also used to repay the $25.0 million outstanding revolver balance and to make payments of acquisition-related contingent consideration of $6.0 million, term loan amortization payments of $1.3 million and $1.0 million related to our Prior Credit Facility and 2020 Credit Facility, respectively, the payment of debt issuance and debt extinguishment costs of $5.2 million and the payment of the dividends on the Series A-2 preferred stock of $7.0 million.

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

The 2021 Credit Facility term loan must be repaid in quarterly installments. The 2021 Credit Facility term loan and the revolver bear interest subject to the Company’s leverage ratio and LIBOR.

On January 27, 2022, we entered into an interest rate swap transaction fixing the floating component of the interest rate on $100.0 million of borrowings to 1.39% until January 27, 2025. Additionally, effective September 1, 2022, we received an interest rate reduction of 0.05% under the 2021 Credit Facility based on the achievement of certain sustainability and environmental, social and governance related objectives as provided for in the 2021 Credit Facility.

Our obligations under the 2021 Credit Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The 2021 Credit Facility includes a number of covenants imposing certain restrictions on our business. The 2021 Credit Facility also includes financial covenants requiring us to remain below a maximum total net leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2022, our consolidated total leverage ratio was 1.3 times and we were in compliance with all covenants under the 2021 Credit Facility.

The weighted average interest rate on the 2021 Credit Facility for the years ended December 31, 2022 and 2021 was 3.5% and 2.1%, respectively.

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

Use of Estimates

The preparation of the audited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates inherent in the preparation of the audited consolidated financial statements include, but are not limited to, management’s forecast of future cash flows used as a basis to assess recoverability of long-lived assets, the allocation of purchase price to tangible and intangible assets, allowances for doubtful accounts, the estimated useful lives over which property and equipment is depreciated and intangible assets are amortized, subsequent measurement of goodwill, fair value of contingent consideration payables, the fair value of warrants, fair value of embedded derivatives, fair value of common stock issued, stock-based compensation expense and deferred taxes. Actual results could materially differ from those estimates.

Revenue Recognition

Revenue is recognized in accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. The following is considered in the recognition of revenue under ASC 606:

Our services are performed under two general types of contracts (i) fixed-price and (ii) time-and-materials. Under fixed-price contracts, customers pay an agreed-upon amount for a specified scope of work agreed to in advance of the project. Under time-and-materials contracts, customers pay for the hours worked and resources used based on agreed-upon rates. Certain of our time-and-materials contracts are subject to maximum contract amounts. The duration of our contracts ranges from less than one month to over a year, depending on the scope of services provided.

We account for individual promises in contracts as separate performance obligations if the promises are distinct. The assessment requires judgment. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Certain contracts in our Measurement and Analysis have multiple performance obligations, most commonly due to the contracts providing for multiple laboratory tests which are individual performance obligations.

For the Measurement and Analysis contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price of each performance obligation. The standalone selling price of each performance obligation is generally determined by the observable price of a service when sold separately.

Fixed fee contracts—On the majority of fixed fee contracts, we recognize revenue, over time, using either the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation, or the cost to cost method, under the time-elapsed basis. We determined that the cost to cost method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Under the time-elapsed basis, the arrangement is considered a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e. distinct days of service). We apply a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. For a portion of our laboratory service contracts, revenue is recognized as performance obligations are satisfied over time, with recognition reflecting a series of distinct services using the output method. We determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.

There are inherent uncertainties in the estimation process for cost to cost contracts, as the estimation of total contract costs and estimates to complete is complex, subject to many variables, and requires judgment. It is possible that estimates of costs to complete a performance obligation will be revised in the near-term based on actual progress and costs incurred. These uncertainties primarily impact our contracts in the Remediation and Reuse segment.

Time-and-materials contracts—Time-and-materials contracts contain variable consideration. However, performance obligations qualify for the “Right to Invoice” Practical Expedient. Under this practical expedient, we are allowed to recognize revenue, over time, in the amount to which we have a right to invoice. In addition, we are not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. We determined that this method best represents the transfer of services as, upon billing, we have a right to consideration from a customer in an amount that directly corresponds with the value to the customer of our performance completed to date.

Impairment of Long-Lived Assets

Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of long lived assets should be assessed. When such events or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment based on the fair value of such assets.

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

The most critical areas of judgment in applying the acquisition method include selecting the appropriate valuation techniques and assumptions that are used to measure the acquired assets and assumed liabilities at fair value, particularly for intangible assets, contingent consideration, acquired tangible assets such as property, plant and equipment.

Business Acquisition Contingencies

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

Goodwill Impairment Analysis

Goodwill is not amortized but instead qualitatively or quantitively tested for impairment at least annually should an event or circumstances indicate that a reduction in fair value of the reporting unit may have occurred during the year, goodwill would also be tested at such occasion. We perform the goodwill test at the reporting unit level. If necessary, the goodwill quantitative impairment test is performed on October 1 every year.

We use a two-step process to assess the realizability of goodwill. The first step (generally referred to as a "step 0" analysis) is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, we analyze changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will proceed to the quantitative second step (generally referred to as a "step 1" analysis) where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

Step 1 of the quantitative test requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. Otherwise, we would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

Embedded Derivatives

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. These embedded derivatives are bifurcated, accounted for at their estimated fair value, which is based on certain estimates and assumptions, and presented separately on the consolidated statements of financial position. Changes in fair value of the embedded derivatives are recognized as a component of other expense on our consolidated statements of operations.

Stock-based Compensation

We currently sponsor two stock incentive plans that allow for issuance of employee stock options and other forms of equity incentives. Under one of the plans, there are certain awards that were issued to non-employees in exchange for their services and are accounted for under ASC 505, Equity-Based Payments to Non-Employees. ASC 505 requires that the fair value of the equity instruments issued to a non-employee be measured on the earlier of: (i) the performance commitment date or (ii) the date the services required under the arrangement have been completed. Certain of the performance based restricted stock units will only meet the requirements for establishing a grant date when the final calculated financial performance metrics and the amount of awards have been approved by our Board of Directors, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. The fair value of the remaining stock-based payment awards is expensed over the vesting period of each tranche on a straight-line basis. Any modification of an award that increases its fair value will require us to recognize additional expense. The fair value of stock options under its employee stock incentive plan are estimated as of the grant date using the Black-Scholes option valuation model, which is affected by its estimates of the risk-free interest rate, its expected dividend yield, expected term and the expected share price volatility of its common shares over the expected term. No dividend rates are used in the calculation as these are not applicable to us. Forfeitures are recognized as incurred. Employee options are accounted for in accordance with the guidance set forth by ASC 718. The fair value of stock appreciation rights is estimated at the grant date using the geometric Brownian motion model. This process has been widely used to model stock prices and is the underpinning of the Black-Scholes option pricing model and other extensions of the Random Walk Hypothesis of stock price movements and the Efficient Market Hypothesis.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2022, which factors in our interest rate swap that we entered into on January 27, 2022 and is in effect until January 27, 2025 on $100.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan and revolver would increase annual income (loss) before income taxes by approximately $0.7 million.

Inflation Risk

We experienced higher labor and significantly higher travel and other direct costs in the fiscal year ended December 31, 2022 as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, but the timing of these price increases has lagged behind our cost increases due to the longer term nature of these contracts. We expect to continue to raise prices if direct costs continue to increase. Although inflation has increased our Selling, general and administrative expense, impacting margins and Segment Adjusted EBITDA, in the year ended December 31, 2022, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Montrose Environmental Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Montrose Environmental Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable series A-1 preferred stock, convertible and redeemable series A-2 preferred stock, and stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
−
Testing the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•
We evaluated management’s ability to estimate total costs accurately by comparing actual costs to historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 1, 2023

We have served as the Company’s auditor since 2016.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$89,828	$146,741
Accounts receivable—net	94,711	98,513
Contract assets	52,403	40,139
Prepaid and other current assets	10,292	7,957
Income tax receivable	694	508
Total current assets	$247,928	$293,858
NON-CURRENT ASSETS:
Property and equipment—net	36,045	31,521
Operating lease right-of-use asset—net	26,038	23,532
Finance lease right-of-use asset—net	9,840	8,944
Goodwill	323,868	311,944
Other intangible assets—net	142,107	160,997
Other assets	6,088	2,298
TOTAL ASSETS	$791,914	$833,094
LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$63,412	$68,936
Accrued payroll and benefits	20,528	25,971
Business acquisitions contingent consideration, current	3,801	31,450
Current portion of operating lease liabilities	7,895	6,888
Current portion of finance lease liabilities	3,775	3,512
Current portion of long-term debt	12,031	10,938
Total current liabilities	$111,442	$147,695
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	4,454	4,350
Other non-current liabilities	13	100
Deferred tax liabilities—net	5,742	4,006
Conversion option	25,731	23,081
Operating lease liability—net of current portion	19,437	16,859
Finance lease liability—net of current portion	6,486	5,756
Long-term debt—net of deferred financing fees	152,494	161,818
Total liabilities	$325,799	$363,665
COMMITMENTS AND CONTINGENCIES (Note 16)
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 at December 31, 2022 and 2021; aggregate liquidation preference of $182.2 million at December 31, 2022 and 2021	$152,928	$152,928
STOCKHOLDERS’ EQUITY:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at December 31, 2022 and 2021; issued and outstanding shares: 29,746,793 and 29,619,921 at December 31, 2022 and 2021, respectively	$—	$—
Additional paid-in capital	492,676	464,143
Accumulated deficit	(179,497)	(147,678)
Accumulated other comprehensive income	8	36
Total stockholders’ equity	$313,187	$316,501
TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$791,914	$833,094

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
REVENUES	$544,416	$546,413	$328,243
COST OF REVENUES (exclusive of depreciation and amortization shown below)	351,882	369,028	215,492
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	176,295	117,658	85,546
FAIR VALUE CHANGES IN BUSINESS ACQUISITION CONTINGENCIES	(3,227)	24,372	12,942
DEPRECIATION AND AMORTIZATION	47,479	44,810	37,274
LOSS FROM OPERATIONS	(28,013)	(9,455)	(23,011)
OTHER INCOME (EXPENSE):
Other income (expense)	3,683	(2,546)	(20,268)
Interest expense—net	(5,239)	(11,615)	(13,819)
Total other expenses—net	(1,556)	(14,161)	(34,087)
LOSS BEFORE EXPENSE FROM INCOME TAXES	(29,569)	(23,616)	(57,098)
INCOME TAX EXPENSE	2,250	1,709	851
NET LOSS	$(31,819)	$(25,325)	$(57,949)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	(28)	(35)	111
COMPREHENSIVE LOSS	$(31,847)	$(25,360)	$(57,838)

ACCRETION OF REDEEMABLE SERIES A- 1 PREFERRED STOCK	—	—	(17,601)
REDEEMABLE SERIES A-1 PREFERRED STOCK DEEMED DIVIDEND	—	—	(24,341)
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(16,400)	(16,400)	(6,970)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(48,219)	$(41,725)	$(106,861)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	29,688	26,724	16,479
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS—BASIC AND DILUTED	$(1.62)	$(1.56)	$(6.48)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE SERIES A-1 PREFERRED STOCK, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Redeemable Series A-1 Preferred Stock		Convertible and Redeemable Series A-2 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Notes Receivable from	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Income (Loss)	(Deficit)
BALANCE—January 1, 2020	12,000	$128,822	—	$—	8,370,107	$—	$38,153	$(64,404)	$—	$(40)	$(26,291)
Net loss	—	—	—	—	—	—	—	(57,949)	—	—	(57,949)
Accretion of the redeemable series A-1 preferred stock to redeemable value	—	17,601	—	—	—	—	(17,601)	—	—	—	(17,601)
Series A-1 preferred stock deemed dividend	—	24,341	—	—	—	—	(24,341)	—	—	—	(24,341)
Redemption of the series A-1 preferred stock	(12,000)	(170,764)	—	—	1,786,739	—	26,801	—	—	—	26,801
Issuance of the convertible and redeemable series A-2 preferred stock	—	—	17,500	152,928	—	—	—	—	—	—	—
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	(6,970)	—	—	—	(6,970)
Exercise of the series A-1 and series A-2 preferred stock warrant	—	—	—	—	2,534,239	—	56,312	—	—	—	56,312
Stock-based compensation	—	—	—	—	—	—	4,849	—	—	—	4,849
Common stock issued	—	—	—	—	859,227	—	25,383	—	—	—	25,383
Issuance of common stock in connection with initial public offering, net of issuance costs of $15.6 million	—	—	—	—	11,500,000	—	156,841	—	—	—	156,841
Cancellation of shares	—	—	—	—	(117,785)	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	—	111	111
BALANCE—December 31, 2020	-	$-	17,500	$152,928	24,932,527	$—	$259,427	$(122,353)	$—	$71	$137,145
Net loss	—	—	—	—	—	—	—	(25,325)	—	—	(25,325)
Stock-based compensation	—	—	—	—	—	—	10,321	—	—	—	10,321
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	(16,400)	—	—	—	(16,400)
Common stock issued	—	—	—	—	1,812,394	—	41,641	—	—	—	41,641
Issuance of common stock in connection with follow-on offering, net of issuance costs of $0.6 million	—	—	—	—	2,875,000	—	169,154	—	—	—	169,154
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	(35)	(35)
BALANCE—December 31, 2021	—	$—	17,500	$152,928	29,619,921	$—	$464,143	$(147,678)	$—	$36	$316,501
Net loss	—	—	—	—	—	—	—	(31,819)	—	—	(31,819)
Stock-based compensation	—	—	—	—	—	—	43,290	—	—	—	43,290
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	—	—	(16,400)	—	—	—	(16,400)
Common stock issued	—	—	—	—	126,872	—	1,643	—	—	—	1,643
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	—	(28)	(28)
BALANCE—December 31, 2022	—	$—	17,500	$152,928	29,746,793	$—	$492,676	$(179,497)	$—	$8	$313,187

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net loss	$(31,819)	$(25,325)	$(57,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Recovery) provision for bad debt	(1,097)	1,135	4,532
Depreciation and amortization	47,479	44,810	37,274
Amortization of right-of-use asset	9,289	8,151	—
Stock-based compensation expense	43,290	10,321	4,849
Fair value changes in financial instruments	(3,396)	2,195	20,319
Fair value changes in business acquisition contingencies	(3,227)	24,372	12,942
Deferred income taxes	2,250	1,709	851
Debt extinguishment costs	—	4,052	1,810
Other	349	(195)	278
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	4,394	(36,164)	(19,202)
Prepaid expenses and other current assets	(1,763)	(1,148)	(4,137)
Accounts payable and other accrued liabilities	(9,878)	23,996	601
Accrued payroll and benefits	(6,830)	3,244	6,072
Payment of contingent consideration	(19,457)	(15,628)	(6,390)
Change in operating leases	(8,935)	(7,944)	—
Net cash provided by operating activities	$20,649	$37,581	$1,850
INVESTING ACTIVITIES:
Proceeds from corporate owned and property insurance	329	413	—
Purchases of property and equipment and proprietary software development	(10,002)	(6,987)	(7,756)
(Payment) collection of purchase price true ups	(389)	(9,336)	1,939
Cash paid for acquisitions—net of cash acquired	(28,625)	(55,731)	(173,923)
Net cash used in investing activities	$(38,687)	$(71,641)	$(179,740)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	109,000	104,390
Payments on line of credit	—	(109,000)	(201,980)
Proceeds from term loans	—	175,000	175,000
Repayment of term loans	(8,750)	(173,905)	(50,195)
Payment of contingent consideration and other purchase price true ups	(11,107)	(9,865)	(6,004)
Repayment of finance leases	(3,967)	(2,711)	(2,848)
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	169,783	161,288
Payments of deferred offering costs	(183)	(446)	(4,164)
Debt issuance cost	—	(2,590)	(4,866)
Proceeds from issuance of common stock for exercised stock options	1,643	7,237	408
Issuance of series A-2 preferred stock and warrant, net of issuance costs	—	—	173,664
Redemption of the series A-1 preferred stock	—	—	(131,821)
Dividend payment to the series A-2 shareholders	(16,400)	(16,400)	(6,970)
Net cash (used in) provided by financing activities	$(38,764)	$146,103	$205,902
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(56,802)	112,043	28,012
Foreign exchange impact on cash balance	(111)	(183)	(15)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	146,741	34,881	6,884
End of year	$89,828	$146,741	$34,881
(continued in next page)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest, net	$6,514	$5,012	$11,947
Cash paid for income tax, net	$789	$412	$171
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock deemed dividend—net of return from holders	$—	$—	$24,341
Redemption of preferred stock in common shares	$—	$—	$26,801
Accrued purchases of property and equipment	$2,261	$790	$432
Property and equipment purchased under finance leases	$5,061	$1,766	$2,113
Accretion of the redeemable series A-1 preferred stock to redeemable value	$—	$—	$17,601
Common stock issued to acquire new businesses	$—	$8,320	$25,000
Acquisitions unpaid contingent consideration	$8,255	$35,800	$54,457
Acquisitions contingent consideration paid in shares	$—	$26,084	$—
Offering costs included in accounts payable and other accrued liabilities	$—	$183	$—

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 80 offices across the United States, Canada and Australia and approximately 2,900 employees as of December 31, 2022.

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

Remediation and Reuse—Through its Remediation and Reuse segment, Montrose provides clients with engineering, design, and implementation services, primarily to treat contaminated water, remove contaminants from soil or create biogas from waste. The Company does not own the properties or facilities at which it implements these projects or the underlying liabilities, nor does it own material amounts of the equipment used in projects; instead, the Company assists clients in designing solutions, managing projects and mitigating their environmental risks and liabilities at their locations.

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

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Intercompany balances and transactions are eliminated.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include, but are not limited to, management’s forecasts of future cash flows used as a basis to assess recoverability of goodwill and long-lived assets, the allocation of purchase price to tangible and intangible assets, allowances for doubtful accounts, the estimated useful lives over which property and equipment is depreciated and intangible assets are amortized, subsequent measurement of goodwill, the fair value of contingent consideration payables, the fair value of warrants, the fair value of embedded derivatives, the fair value of common stock issued, stock-based compensation expense and deferred taxes. These estimates could materially differ from actual results.

Cash, Cash Equivalents and Restricted Cash—The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company considers cash deposits in banks as cash with original maturities at purchase of three months or less as cash equivalents.

Cash, long-term debt and financial instruments subject the Company to concentrations of credit risk. To minimize the risk of credit loss, these financial instruments are primarily held with large, reputable financial institutions. The Company has not experienced losses in such accounts and believes it is not exposed to any significant credit risk associated with these accounts.

Cash that is restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in restricted cash in the Company’s consolidated statements of financial position. The Company’s restricted cash balance as of December 31, 2021 of $0.5 million was related to deposit funds that served as a performance guarantee for certain projects with the Australian government. During the year ended December 31, 2022, such projects were completed and the cash was released.

Accounts Receivables-Net—Accounts receivable are shown on the face of the consolidated statements of financial position, net of an allowance for doubtful accounts. The allowance for doubtful accounts is established at the origination of an account in accordance with Accounting Standard Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326). Accounting Standards Codification ("ASC") 326 requires the Company to estimate the lifetime expected credit losses on such instruments and to record an allowance to offset the receivables.

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

Financial Instruments— The Financial Accounting Standards Board (“FASB”) ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

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

The Company considers the carrying values of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate fair value for these financial instruments due to the short maturities of these instruments. The Company’s interest rate swap, embedded derivatives, warrant options and any acquisition’s contingent consideration are/ were carried at fair value and determined according to the fair value hierarchy above.

The Company’s variable rate borrowings under its Credit Facility (Note 14) is tied to market indices and, thus, approximate fair value. The estimated fair value of the long-term debt under the credit facility is based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities.

Impairment of Long-Lived Assets—Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of long lived assets should be assessed. When such events or changes in circumstances are present, the Company estimates the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, the Company recognizes an impairment based on the fair value of such assets. As of

December 31, 2022, management determined certain of the Company's operating lease right-of-use assets were impaired (Note 7). As of December 31, 2021, management determined that there was no impairment of long-lived assets.

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

Business Acquisition Contingencies— Some of the Company’s acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of future performance thresholds. For each transaction, the Company estimates the fair value of contingent consideration payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability. Subsequent changes in the fair value of contingent consideration are recognized as a gain or loss in the consolidated statements of operations. Payments of contingent consideration are reflected in financing activities in the consolidated statements of cash flows to the extent included as part of the initial purchase price, or in operating activities if the payment exceeds the amount included in the initial purchase price.

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

The Company uses a two-step process to assess the realizability of goodwill. The first step (generally referred to as a "step 0" analysis) is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step (generally referred to as a "step 1" analysis) where the fair value of a reporting unit is calculated based on weighted income and market-based approaches. If the fair value of a reporting unit is lower than its carrying value, an impairment to goodwill is recorded, not to exceed the carrying amount of goodwill in the reporting unit.

Step 1 of the quantitative test requires comparison of the fair value of each of the reporting units to the respective carrying value. If the carrying value of the reporting unit is less than the fair value, no impairment exists. Otherwise, the Company would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

During 2022, the Company elected to perform a step 1 impairment analysis. Based on the analysis performed, management determined that no impairment of goodwill existed in any of the Company’s reporting units as of the testing date (October 1, 2022). Also, no triggering events or changes in circumstances occurred during the period October 1, 2022 through December 31, 2022 that warranted retesting goodwill for impairment.

During 2021, the Company performed a qualitative goodwill impairment analysis and concluded it was not more likely than not that the fair value of any of the Company’s reporting units were less than their respective carrying amounts and thus determined that no impairment existed as of the testing date (October 1, 2021). Also, no triggering events or changes in circumstances occurred during the period October 1, 2021 through December 31, 2021 that warranted retesting goodwill for impairment.

Embedded Derivatives—Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. These embedded derivatives are bifurcated, accounted for at their estimated fair value, which is based on certain estimates and assumptions, and presented separately on the consolidated statements of financial position. Changes in fair value of the embedded derivatives are recognized as a component of other expense on our consolidated statements of operations (Note 17 and 18).

Foreign Currency—The Company has operations in the United States, Canada, Australia and Europe. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the exchange rate as of the date of the consolidated statement of financial position and equity is translated using historical rates. Adjustments resulting from the translation of the consolidated financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net income (loss) and instead are accumulated in a separate component of stockholders’ equity (deficit). Foreign exchange transaction gains and losses are included in selling, general and administrative expense on the consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss), as presented on the consolidated statements of redeemable series A-1 preferred stock, convertible and redeemable series A-2 preferred stock and stockholders’ equity (deficit), consists of unrealized gains and losses on foreign currency translation. Comprehensive income (loss) is not included in the computation of income tax benefit.

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

There are inherent uncertainties in the estimation process for cost to cost contracts, as the estimation of total contract costs and estimates to complete is complex, subject to many variables, and requires judgment. It is possible that estimates of costs to complete a performance obligation will be revised in the near-term based on actual progress and costs incurred. These uncertainties primarily impact the Company’s contracts in the Remediation and Reuse segment.

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

Stock-Based Compensation—The Company currently sponsors two stock incentive plans that allow for issuance of employee stock options, restricted stock awards, restricted stock units and stock appreciation rights awards. Under one of the plans, there are certain awards that were issued to non-employees in exchange for their services and are accounted for under ASC 505, Equity-Based Payments to Non-Employees. ASC 505 requires that the fair value of the equity instruments issued to a non-employee be measured on the earlier of: (i) the performance commitment date or (ii) the date the services required under the arrangement have been completed. Certain of the performance based restricted stock units will only meet the requirements for establishing a grant date when the final calculated financial performance metrics and the amount of awards have been approved by the Company’s Board of Directors, which will then trigger the service inception date, the fair value of the awards, and the associated expense recognition period. The fair value of the remaining stock-based payment awards is expensed over the vesting period of each tranche on a straight-line basis. Any modification of an award that increases its fair value will require the Company to recognize additional expense. The fair value of stock options under its employee stock incentive plan are estimated as of the grant date using the Black-Scholes option valuation model, which is affected by its estimates of the fair value of common stock, risk-free interest rate, its expected dividend yield, expected term and the expected share price volatility of its common shares over the expected term. No dividend rates are used in the calculation as these are not applicable to the Company. Forfeitures are recognized as incurred. Employee options are accounted for in accordance with the guidance set forth by ASC 718, Stock Based Compensation. The fair value of stock appreciation rights is estimated at the grant date using the geometric Brownian motion model. This process has been widely used to model stock prices and is the underpinning of the Black-Scholes option pricing model and other extensions of the Random Walk Hypothesis of stock price movements and the Efficient Market Hypothesis. The Company's current intent and ability is to settle the stock appreciation rights awards in common stock and, as such, accounts for the awards as equity classified awards.

Fair Value of Common Stock—Prior to the Company’s IPO, due to the absence of an active market for the Company’s common stock, the fair value of the Company’s common stock was estimated based on current available information. This estimate required significant judgment and considered several factors, including valuations of the Company’s common stock prepared by an independent third-party valuation firm. The fair value of the Company’s common stock was estimated primarily using an income approach based on discounted estimated future cash flows. The Company also utilized the market approach as an additional reference point to evaluate the reasonableness of the fair value determined under the income approach. These estimates were highly subjective in nature and involved a large degree of uncertainty. Such estimates of the fair value of the Company’s common stock were used in the measurement of stock-based compensation expense, warrant options, and the purchase price of business acquisitions for which common stock is an element of the purchase price.

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

The Company records uncertain tax positions on the basis of the two-step process in which (i) it determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions as of December 31, 2022 and 2021. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

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

The following table presents the Company’s contract balances as of December 31:

	2022	2021
Contract assets	$52,403	$40,139
Contract liabilities (Note 10)	18,549	27,907

Contract assets acquired through business acquisitions amounted to $1.7 million and $0.5 million as of December 31, 2022 and 2021, respectively. Contract liabilities acquired through business acquisitions amounted to zero and $0.5 as of December 31, 2022 and 2021, respectively.

Revenue recognized during the year ended December 31, 2022, included in the contract liability balance at the beginning of the year was $25.3 million. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior periods during the year ended December 31, 2022 was not material.

Remaining Unsatisfied Performance Obligations - Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of December 31, 2022 and 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $100.4 million and $108.7 million, respectively. As of December 31, 2022, the Company expected to recognize approximately $82.1 million of this amount as revenue within the next year and $18.3 million the year after.

Accounts Receivable, Net—Accounts receivable, net as of December 31, consisted of the following:

	2022	2021
Accounts receivable, invoiced	$95,055	$101,709
Accounts receivable, other	1,571	1,385
Allowance for doubtful accounts	(1,915)	(4,581)
Accounts receivable—net	$94,711	$98,513

The Company did not have any customers that exceeded 10.0% of its gross receivables as of December 31, 2022. The Company had one customer who accounted for 23.1% of the Company's gross accounts receivable as of December 31, 2021. The Company had one customer who accounted for 14.4% and 10.0% of revenue for the years ended December 31, 2022 and 2021, respectively. The Company did not have any customers that exceeded 10.0% of revenue during the year ended December 31, 2020. The Company performs ongoing credit evaluations and based on past collection experience; the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt (Recovery) Expense	Charged to Allowance	Other(1)	Ending Balance
Year ended December 31, 2022	$4,581	$(1,097)	$(1,696)	$127	$1,915
Year ended December 31, 2021	4,265	1,135	(1,548)	729	4,581
Year ended December 31, 2020 (2)	1,327	4,532	(2,633)	1,039	$4,265

(1)
This amount consists of additions to the allowance due to business acquisitions.
(2)
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

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of December 31, consisted of the following:

	2022	2021
Deposits	$1,394	$843
Prepaid expenses	5,266	4,675
Supplies	3,632	2,439
Prepaid and other current assets	$10,292	$7,957

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

Property and equipment, net, as of December 31, consisted of the following:

	Estimated Useful Life	2022	2021
Lab and test equipment	7 years	$21,171	$18,581
Vehicles	5 years	5,732	5,414
Equipment	3-7 years	40,940	35,148
Furniture and fixtures	7 years	2,841	2,844
Leasehold improvements	7 years	8,576	7,268
Aircraft	10 years	931	931
Building	39 years	2,975	2,975
		83,166	73,161
Land		725	725
Construction in progress		3,150	2,342
Less accumulated depreciation		(50,996)	(44,707)
Total property and equipment—net		$36,045	$31,521

Total depreciation expense for property and equipment, net included on the consolidated statements of operations was $7.2 million, $6.4 million and $8.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Total rent expense under operating leases was $8.7 million for the year ended December 31, 2020 and was included in selling, general and administrative expense on the consolidated statement of operations. The amortization of assets under finance leases for the years ended December 31, 2020 was $2.2 million and was included in depreciation and amortization on the consolidated statements of operations.

The components of lease expense were as follows:

		Year Ended December 31,
	Statement of Operations Location	2022	2021
Operating lease cost
Lease cost	Selling, general and administrative expense	$10,017	$8,760
Variable lease cost	Selling, general and administrative expense	1,319	367
Impairment of ROU asset (1)	Other income (expense)	725	—
Total operating lease cost		$12,061	$9,127

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	$4,179	$3,227
Interest on lease liabilities	Interest expense—net	467	401
Total finance lease cost		4,646	3,628
Total lease cost		$16,707	$12,755

_________________________________________________

(1) During the year ended December 31, 2022, the Company vacated certain of its real estate space that is no longer needed for current operations. The impairment analysis on these ROU assets resulted in an impairment loss of $0.7 million.

Supplemental cash flows information related to leases was as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in finance leases	$467	$401
Operating cash flows used in operating leases	9,662	8,531
Financing cash flows used in finance leases	3,967	3,191

Lease liabilities arising from new ROU assets
Operating leases	$12,443	$7,037
Finance leases	4,915	4,929

Weighted average remaining lease terms and weighted average discount rates were:

	Year Ended December 31,
	2022		2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.43	3.30	5.06	3.16
Weighted average discount rate	2.64%	5.37%	2.60%	4.94%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	December 31,
	Operating Leases	Finance Leases
2023	$8,504	$4,219
2024	6,785	2,984
2025	4,850	2,084
2026	3,753	1,374
2027 and thereafter	5,100	565
Total undiscounted future minimum lease payments	28,992	11,226
Less imputed interest	(1,660)	(965)
Total discounted future minimum lease payments	$27,332	$10,261

8. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired several businesses during the years ended December 31, 2022, 2021 and 2020. The results of each of those acquired businesses are included in the consolidated financial statements beginning on the respective acquisition dates. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

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

The Company may be required to make up to $9.5 million in aggregate earn-out payments between the years 2023 and 2026 in connection with certain of its business acquisitions, up to $4.0 million of which may be paid in cash.

Transaction costs related to business combinations totaled $1.9 million, $2.1 million and $4.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. These costs are expensed within selling, general and administrative expense in the accompanying consolidated statements of operations.

2022 Acquisitions

Environmental Standards, Inc. (“Environmental Standards”)—In January 2022, the Company completed the acquisition of Environmental Standards, Inc. by acquiring 100.0% of its common stock. Environmental Standards is a provider of environmental consulting and data validation services. Environmental Standards is based in Valley Forge, PA with satellite locations nationwide.

Industrial Automation Group, Inc. (“IAG”)—In January 2022, the Company completed the acquisition of Industrial Automation Group, Inc. by acquiring certain of its employees and a covenant not to compete. IAG is based in Atlanta, GA. IAG provides highly specialized engineering services which are additive to the Company’s water treatment and renewable energy technology implementations.

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

Huco Consulting, Inc. (“Huco”)—In November 2022, the Company completed the acquisition of Huco Consulting, Inc. by acquiring 100.0% of its common stock. Huco primarily specializes in the implementation of environment, health and safety software for industrial, commercial and government clients. Huco is based in Houston, TX.

The upfront cash payment made to acquire all of these acquisitions was funded through cash on hand.

The following table summarizes the elements of the purchase price of the acquisitions completed during 2022:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
Environmental Standards	$14,473	$—	$544	$1,166	$16,183
All other 2022 acquisitions	15,271	—	1,134	1,500	17,905
Total	$29,744	$—	$1,678	$2,666	$34,088

The other purchase price components of the Environmental Standards purchase price consist of a surplus working capital amount and a seller make-whole for taxes related to a 338(h)(10) election. The other purchase price components of all the other acquisitions purchase price mainly consist of working capital amounts.

The preliminary purchase price attributable to the 2022 acquisitions was allocated as follows:

	Environmental Standards	All Other 2022 Acquisitions	Total(1)
Cash	$295	$824	$1,119
Accounts receivable and contract assets	5,200	2,646	7,846
Other current assets	456	116	572
Current assets	5,951	3,586	9,537
Property and equipment	168	15	183
Operating lease right-of-use asset—net	2,895	215	3,110
Customer relationships	5,807	5,812	11,619
Trade names	1,010	639	1,649
Covenants not to compete	269	650	919
Goodwill	4,131	8,412	12,543
Total assets	20,231	19,329	39,560
Current liabilities	1,720	1,314	3,034
Operating lease liability—net of current portion	2,328	110	2,438
Total liabilities	4,048	1,424	5,472
Purchase price	$16,183	$17,905	$34,088

______________________________

(1) The Company is continuing to obtain information to complete the valuation of certain of these acquisitions' assets and liabilities.

For the acquisitions completed during the year ended December 31, 2022, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s consolidated statement of operations for the year ended December 31, 2022 includes revenue and pre-tax income of $20.2 million and $2.9 million, respectively, related to these acquisitions.

Environmental Standards and Huco are included in the Company’s Assessment, Permitting and Response segment, IAG and TriAD are included in the Remediation and Reuse segment and AirKinetics is included in the Measurement and Analysis segment.

The weighted average useful lives for the acquired companies’ identifiable intangible assets are as follows:

	Customer Relationships	Tradenames	Covenants Not to Compete
Environmental Standards	7	2	5
All other 2022 acquisitions	7	2	5

Goodwill associated with the Environmental Standards acquisition is deductible for income tax purposes.

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

The following table summarizes the elements of purchase price of the acquisitions completed during 2021:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
MSE	$9,082	$2,271	$10,701	$1,804	$23,858
EI	20,721	2,274	(63)	—	22,932
All other 2021 acquisitions	29,683	3,775	1,228	5,600	40,286
Total	$59,486	$8,320	$11,866	$7,404	$87,076

The other purchase price components of the MSE purchase price consist of a surplus working capital amount, a seller make-whole for taxes related to a 338(h)(10) election, an integration payment liability and a purchase price true up related to MSE’s financial performance in the fourth quarter of 2020. The other purchase price components of the EI purchase price consist of a surplus working capital amount. The other purchase price components of all the other acquisitions purchase price mainly consist of working capital amounts and 338(h)(10) election liabilities.

The purchase price attributable to the 2021 acquisitions was allocated as follows:

	MSE	EI	All Other 2021 Acquisitions	Total
Cash	$2,810	$250	$693	$3,753
Accounts receivable and contract assets	2,980	4,675	4,133	11,788
Other current assets	31	84	289	404
Current assets	5,821	5,009	5,115	15,945
Property and equipment	513	32	1,168	1,713
Operating lease right-of-use asset—net	740	106	2,233	3,079
Customer relationships	8,720	10,073	12,830	31,623
Trade names	521	996	1,958	3,475
Covenants not to compete	922	511	1,248	2,681
Acquired technology	—	—	321	321
Goodwill	8,176	8,960	19,569	36,705
Total assets	25,413	25,687	44,442	95,542
Current liabilities	1,007	2,719	2,351	6,077
Operating lease liability—net of current portion	548	36	1,805	2,389
Total liabilities	1,555	2,755	4,156	8,466
Purchase price	$23,858	$22,932	$40,286	$87,076

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

The following table summarizes the elements of purchase price of the acquisitions completed during 2020:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
CTEH	$175,000	$25,000	$(1,939)	$44,994	$243,055
All other 2020 acquisitions	450	—	150	210	810
Total	$175,450	$25,000	$(1,789)	$45,204	$243,865

CTEH first year earnout was calculated at twelve times CTEH’s 2020 EBITDA (as defined in the purchase agreement) in excess of $18.3 million, with a maximum first year earn-out payment of $50.0 million, which was fully achieved. The second year earn-out was calculated at ten times CTEH’s 2021 EBITDA in excess of actual 2020 EBITDA (with actual 2020 EBITDA subject to a minimum of $18.3 million and a maximum of $22.5 million), with a maximum second year earn-out payment of $30.0 million, which was fully achieved. The 2020 earn out was initially payable 100.0% in common stock, but as a result of the completion of the Company’s IPO (Note 1), at the Company’s election, 50.0% was payable in cash. In April 2021, the 2020 earn-out payment was made with 50.0% paid in cash and the remaining 50.0% paid in common stock of the Company (Notes 15 and 19). The 2021 earn-out was 100.0% paid in cash in March 2022.

The purchase price attributable to the 2020 acquisitions was allocated as follows:

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

Supplemental Unaudited Pro-Forma—The unaudited consolidated financial information summarized in the following table gives effect to the 2022, 2021, and 2020 acquisitions assuming they occurred on January 1, 2020. These unaudited consolidated pro forma operating results include results from certain acquired companies that have not been audited and whose accounting policies prior to acquisition may differ from those of the Company. As a result, these unaudited consolidated pro forma operating results may not be comparable to revenues and earnings had these consolidated pro forma results been audited and consistent accounting policies applied. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro forma operating results include the results from Discontinued Service Lines and Discontinued O&M Contracts through the applicable date of discontinuance. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2020, nor does the information project results for any future period.

	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
2022
Revenues	$544,416	$9,912	$554,328
Net (loss) income	(31,819)	1,899	(29,920)
2021
Revenues	$546,413	$50,808	$597,221
Net (loss) income	(25,325)	6,860	(18,465)
2020
Revenues	$328,243	$114,293	$442,536
Net (loss) income	(57,949)	23,176	(34,773)

During the first quarter of 2020, the Company determined to reduce the footprint of its environmental lab in Berkeley, California, and to exit its non-specialized municipal water engineering service line and its food waste biogas engineering service line, the Discontinued Service Lines. Furthermore, during the second quarter of 2022, the Company determined to exit all legacy water treatment and biogas operations and maintenance contracts, collectively, the Discontinued O&M Contracts. Revenues from Discontinued Service Lines and Discontinued O&M Contracts included in as reported revenues in the above table were $3.6 million, $12.1 million and $17.1 million in the years ended December 31, 2022, December 31, 2021 and 2020, respectively.
9. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill as of December 31, are as follows:

	Assessment, Permitting and Response	Measurements and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2021	$176,541	$83,770	$51,633	$311,944
Goodwill acquired during the year	9,474	2,155	914	12,543
Acquisitions measurement period adjustments	(899)	280	—	(619)
Balance as of December 31, 2022	$185,116	$86,205	$52,547	$323,868

Amounts related to finite-lived intangible assets as of December 31, are as follows:

2022	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2–15 years	$208,024	$95,768	$112,256
Covenants not to compete	4–5 years	33,542	28,280	5,262
Trade names	1–5 years	22,061	18,256	3,805
Proprietary software	3–5 years	22,698	15,810	6,888
Patent	16 years	17,479	3,583	13,896
Total other intangible assets—net		$303,804	$161,697	$142,107

2021	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2–15 years	$196,323	$74,010	$122,313
Covenants not to compete	4–5 years	32,622	25,113	7,509
Trade names	1–5 years	20,403	15,139	5,264
Proprietary software	3–5 years	22,077	11,155	10,922
Patent	16 years	17,479	2,490	14,989
Total other intangible assets—net		$288,904	$127,907	$160,997

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense for the years ended December 31, 2022, 2021, and 2020 was $36.1 million, $35.2 million and $28.9 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

2023	28,937
2024	24,288
2025	17,414
2026	13,827
2027	13,505
Thereafter	44,136
Total	$142,107

10. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following as of December 31:

	2022	2021
Accounts payable	$25,353	$24,167
Accrued expenses	14,754	14,906
Other business acquisitions purchase price obligations	1,185	502
Contract liabilities	18,549	27,907
Other current liabilities	3,571	1,454
Total accounts payable and other accrued liabilities	$63,412	$68,936

11. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following as of December 31:

	2022	2021
Accrued bonuses	$8,624	$13,438
Accrued paid time off	1,088	1,144
Accrued payroll	8,410	6,547
Accrued other	2,406	4,842
Total accrued payroll and benefits	$20,528	$25,971

12. INCOME TAXES

The following is a geographical breakdown of income before the provision for (loss) income taxes as of December 31:

	2022	2021	2020
Pre-tax loss:
Federal	$(27,991)	$(24,574)	$(58,140)
Foreign	(1,578)	958	1,042
Total	(29,569)	(23,616)	(57,098)

Income tax expense for the years ended December 31, is comprised of the following:

	2022	2021	2020
Current:
Federal	$—	$(49)	$(38)
State	664	271	1,152
Foreign	58	295	490
Total	722	517	1,604
Deferred:
Federal	517	448	(1,184)
State	1,726	744	553
Foreign	(715)	—	(122)
Total	1,528	1,192	(753)
Income tax expense	$2,250	$1,709	$851

The Company’s deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

	2022	2021
Deferred tax assets:
Net operating losses	$15,641	$16,180
Allowance for bad debts	552	1,250
Employee related	5,655	1,291
Contingent consideration	9,755	9,770
ROU assets	10,526	8,285
Other	6,526	1,711
Total deferred tax asset	48,655	38,487
Deferred tax liabilities:
Intangible assets	(6,070)	(2,467)
Property and equipment	(5,785)	(4,860)
Lease liabilities	(10,033)	(8,144)
Interest rate swap	(1,739)	—
Other	(218)	(64)
Total deferred tax liability	(23,845)	(15,535)
Valuation allowance	(30,552)	(26,958)
Net deferred tax liability	$(5,742)	$(4,006)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, is as follows:

	2022	2021	2020
Tax completed at federal statutory rate	21.00%	21.00%	21.00%
State tax net of federal benefit	2.42	15.41	1.32
Non- deductible expenses	(0.34)	(0.47)	(1.05)
Equity compensation	(16.95)	31.95	(0.59)
Embedded derivatives and warrant options	(1.90)	(1.97)	(7.43)
Foreign taxes	0.05	(0.06)	(0.77)
Federal deferred tax adjustment	—	6.41	—
Change in valuation allowance	(12.13)	(80.26)	(14.30)
Other	0.18	0.67	0.34
Effective income tax rate	(7.67)%	(7.32)%	(1.48)%

The Company elected to account for the global intangible low-taxed income inclusion as a period cost.

The Company recorded a valuation allowance against its US, Australia and Sweden net deferred tax assets as realization of such assets is not more likely than not. The impact of indefinite lived deferred items was considered in recording such valuation allowance. The increase in the Company’s valuation allowance was $3.6 million and $18.7 million during the year ended December 31, 2022 and 2021, respectively.

The Company’s policy is to record any penalties or interest related to any unrecognized tax benefits as a component of the income tax provision. As of December 31, 2022, 2021, and 2020, the Company does not have any unrecognized tax benefits.

As of December 31, 2022, federal and state net operating loss carryforwards of approximately $60.7 million and $37.3 million are available to offset future federal and state taxable income, respectively.

Federal net operating loss carryforwards will begin to expire during 2035 while the Company’s state net operating loss carryforwards will begin to expire during various years, dependent on the jurisdiction. Federal net operating losses generated beginning in 2018 are carried forward indefinitely. Therefore, $51.9 million of Federal net operating loss carryforwards will not expire.

The Company is subject to audit by federal and state tax authorities in the ordinary course of business. The Company’s federal income tax returns remain subject to examination for the 2015 through 2022 tax years. The Company files in multiple state jurisdictions which remain subject to examination for various years depending on such state jurisdiction. The Company is also subject to audit by tax authorities in Canada, Australia, Germany, and Sweden for which returns are subject to examination for various years, dependent on the jurisdiction.

The Tax Cuts and Jobs Act of 2017, enacted tax provisions, that become effective during the taxable year ended December 31, 2022, requiring companies compute adjusted taxable income for IRC §163(j) purposes with the inclusion of depreciation and amortization deductions, making such limitation less taxpayer favorable. The Company adopted such provisions and recorded a corresponding deferred tax asset during the year ended December 31, 2022.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the year ended December 31, 2020. These provisions did not have a material impact on the income tax provision. The Company deferred the employer side social security payments for payroll paid for the portion of 2020 following enactment as permitted by the CARES Act. In total, we deferred approximately $5.0 million of 2020 payments to 2021 and 2022, of which $2.5 million was repaid in 2021 and the remaining amount was paid in 2022.

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

On July 30, 2020, the Redeemable Series A-1 Preferred Stock and the Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full resulting in the issuance of an aggregate of 2,534,239 shares of common stock to the holder for an exercise price of $0.01 per share. Fair value loss recorded in other expense on the consolidated statements of operations was $9.3 million for the year ended December 31, 2020.

14. DEBT

Debt as of December 31, consisted of the following:

	2022	2021
Term loan facility	$166,250	$175,000
Revolving line of credit	—	—
Less deferred debt issuance costs	(1,725)	(2,244)
Total debt	164,525	172,756
Less current portion of long-term debt	(12,031)	(10,938)
Long-term debt, less current portion	$152,494	$161,818

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as discounted against the underlying debt instrument. These costs are amortized to interest expense over the terms of the underlying debt instruments.

2021 Credit Facility—On April 27, 2021, the Company entered into a new Senior Secured Credit Agreement providing for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving line of credit (the “2021 Credit Facility”), and used a portion of the proceeds from the 2021 Credit Facility to repay all amounts outstanding under the 2020 Credit Facility (as defined below). The 2021 revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. The Company has the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

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

Repayments of quarterly installments were scheduled to begin with the quarter ended December 31, 2021. The first quarterly installment repayment, amounting to $2.2 million, was billed and charged by the lenders in January 2022. Exclusive of the payment made in respect of the quarter ended December 31, 2021, the quarterly installment repayments for the year ended December 31, 2022 amounted to $6.6 million. The December 31, 2022 installment repayment, amounting to $2.2 million, was billed and charged by the lenders in January 2023.

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

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants which required the Company to remain below a maximum total net leverage ratio of 4.25 times until the fiscal quarter ended September 31, 2022, which stepped down to 4.00 times during the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending September 30, 2023 and then further stepping down to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. As of December 31, 2022 and 2021, the Company’s consolidated total leverage ratio was 1.3 times and 0.8 times, respectively, and the Company was in compliance with all covenants under the 2021 Credit Facility.

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

The weighted average interest rate on the 2021 Credit Facility for the years ended December 31, 2022 and 2021 was 3.5% and 2.1%, respectively.

The Company’s obligations under the 2021 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

2020 Credit Facility— On April 13, 2020, the Company entered into a Unitranche Credit Agreement (the “2020 Credit Facility”) providing for a new $225.0 million credit facility comprised of a $175.0 million term loan and a $50.0 million revolving credit facility and used the proceeds therefrom to repay all amounts outstanding under the Prior Credit Facility (as defined below). The 2020 Credit Facility maturity date was April 2025. Up until October 6, 2020, the term loan and the revolver bore interest at LIBOR plus 5.0% with a 1.0% LIBOR floor or the base rate plus 4.0% and LIBOR plus 3.5% or the base rate plus 2.5%, respectively. Effective October 6, 2020, the Company amended the 2020 Credit Facility to provide for a reduction on the applicable interest rate on the term loan from LIBOR plus 5.0% with a 1.0% LIBOR floor to LIBOR plus 4.5% with a 1.0% LIBOR floor. The revolver interest rate remained unchanged. The revolver was also subject to an unused commitment fee of 0.35%. The term loan had quarterly repayments that started on September 30, 2020 of $0.5 million, increasing to $1.1 million on September 30, 2021 and further increasing to $1.6 million on September 30, 2022, with the remaining outstanding principal amount due on the maturity date.

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

Prior Credit Facility—The Company’s Senior Secured Credit Facility prior to the 2020 Credit Facility (the “Prior Credit Facility”), which was paid in full in April 2020 via proceeds from the issuance of the 2020 Credit Facility, consisted of a $50.0 million term loan and a $130.0 million revolving credit facility.

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

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee	Eurodollar Rate Loans and LIBOR Letter of Credit Fee	Daily Floating Rate Loans	Rate Loans
1	> 3.75x to 1.0	0.50%	4.00%	4.00%	3.00%
2	≤ 3.75x to 1.0 but >3.00 to 1.0	0.50	3.50	3.50	2.50
3	≤ 3.00x to 1.0 but >2.25 to 1.0	0.40	3.00	3.00	2.00
4	≤ 2.25x to 1.0	0.30	2.50	2.50	1.50

The resulting loss on extinguishment upon repayment of the Prior Credit Facility amounted to $1.4 million, of which $0.4 million was related to fees paid and $1.0 million related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense-net within the consolidated statement of operations for the year ended December 31, 2020.

Equipment Line of Credit—In the last quarter of 2022, the Company renewed its $10.0 million equipment leasing facility for the purchase of equipment and related freight, installation costs and taxes paid. Any unused capacity on this equipment leasing facility expires on March 31, 2023. Interest on the line of credit is determined based on a three-year swap rate at the time of funding. Equipment leased through this line of credit meets the finance lease criteria as per ASC 842 and accordingly is accounted for as finance lease right-of-use assets and a finance lease liabilities (Note 7).

The following is a schedule of the aggregate annual maturities of long-term debt presented on the consolidated statement of financial position, based on the terms of the 2021 Credit Facility:

2023	$12,031
2024	13,125
2025	14,219
2026	126,875
2027	—
Total	$166,250

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, the following financial liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	2022	2021
Interest rate swap(1)	$6,046	$—
Total assets	$6,046	$—

Business acquisitions contingent consideration, current	$3,801	$31,450
Business acquisitions contingent consideration, long-term	4,454	4,350
Conversion option	25,731	23,081
Total liabilities	$33,986	$58,881

_____________________________

(1) Included in other assets in the Consolidated Statement of Financial Position.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Level 3
	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Contingent Put Option	Warrant Options	Total Liabilities
Balance—at January 1, 2020	$—	$—	$8,614	$379	$—	$7,100	$16,878	$32,971
Acquisitions	—	—	34,661	10,543	—	—	—	45,204
Series A-2 compound embedded option	—	—	—	—	(9,361)	—	—	(9,361)
Issuance of warrant option	—	—	—	—	—	—	30,097	30,097
Changes in fair value included in earnings	—	—	19,119	(6,177)	30,247	(19,240)	9,312	33,261
Payment of contingent consideration payable	—	—	(12,464)	—	—	—	—	(12,464)
Reclass of long term to short term contingent liabilities	—	—	180	(180)	—	—	—	—
Write off of the contingent put option	—	—	—	—	—	12,140	—	12,140
Exercise of warrant options	—	—	—	—	—	—	(56,287)	(56,287)
Foreign currency translation of contingent consideration payment	—	—	(208)	—	—	—	—	(208)
Balance—at December 31, 2020	$—	$—	$49,902	$4,565	$20,886	$—	$—	$75,353
Acquisitions	—	—	2,801	4,603	—	—	—	7,404
Series A-2 compound embedded option	—	—	—	—	2,195	—	—	2,195
Changes in fair value included in earnings	—	—	14,111	10,261	—	—	—	24,372
Payment of contingent consideration payable	—	—	(50,443)	—	—	—	—	(50,443)
Reclass of long term to short term contingent liabilities	—	—	15,079	(15,079)	—	—	—	—
Balance—at December 31, 2021	$—	$—	$31,450	$4,350	$23,081	$—	$—	$58,881
Acquisitions	—	—	—	2,666	—	—	—	2,666
Changes in fair value included in earnings	6,046	6,046	500	(196)	2,650	—	—	2,954
Payment of contingent consideration payable	—	—	(30,515)	—	—	—	—	(30,515)
Reclass of long term to short term contingent liabilities	—	—	2,366	(2,366)	—	—	—	—
Balance—at December 31, 2022	$6,046	$6,046	$3,801	$4,454	$25,731	$—	$—	$33,986

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Interest Rate Swap—The interest rate swap fair value is estimated based on a mid-market price for the swap as of the close of business of the reporting period. The fair value is prepared by discounting future cash flows of the swap to arrive at a current value of the swap. Forward curves and volatility levels inputs are determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. The Company does not apply hedge accounting but instead recognizes the instrument at fair value on the consolidated statement of financial position within other assets, with changes in fair value recognized as other income (expense) in each reporting period.

Business Acquisitions Contingent Consideration—The fair value of the contingent consideration payable associated with the acquisition of CTEH, MSE and Sensible was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. The fair value of the contingent consideration payable associated with the acquisition of Environmental Standards was determined using a Probabilistic (Scenario Based) method. The fair values of the contingent consideration payables for the other acquisitions were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date. The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earnout thresholds.

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

16. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2031. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2027 (Note 7).

Other Commitments—The Company has commitments under the 2021 Credit Facility, its equipment line of credit and its lease obligations (Notes 7 and 14).

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

On April 13, 2020, the Company amended and restated the certificate of designation of the Company’s Redeemable Series A-1 Preferred Stock. Some of the most significant changes in the amendment included (i) the Redeemable Series A-1 Preferred Stock became pari passu with the Convertible and Redeemable Series A-2 Preferred Stock (Note 18), (ii) the Company could use up to $50.0 million of indebtedness or cash on hand to redeem the Redeemable Series A-1 Preferred Stock, and (iii) upon an IPO, up to 50.0% of accumulated dividends could be paid in shares of common stock and (iv) the Company could elect to reduce the three year make whole penalty to a two year make whole penalty if the warrant issued in connection with the issuance of the Redeemable Series A-1 Preferred Stock was redeemed in full at a share price of no less than $31.60.

Before redemption, the Redeemable Series A-1 Preferred Stock accrued dividends quarterly at an annual rate of 15.0% with respect to dividends that were paid in cash and at an annual rate of 14.2% with respect to dividends that were accrued.

On July 27, 2020, the Company redeemed in full the Redeemable Series A-1 Preferred Stock, including the guaranteed minimum two-year dividend.

At issuance the Company determined that the detachable warrant (Note 13) and the contingent put option were required to be accounted for separately. The contingent put option change in value as of December 31, 2020 of $19.2 million was recorded to other income (expense).

18. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. Before the Company’s IPO, each share of Convertible and Redeemable Series A-2 Preferred Stock accrued dividends at the rate of 15.0% per annum, with respect to dividends that were paid in cash, and 14.2% per annum, with respect to dividends that were accrued. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $16.4 million, $16.4 million and $7.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.

At issuance, the Company determined that the Convertible and Redeemable Series A-2 Preferred Stock and the detachable warrant (Note 13), were required to be accounted for separately.

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

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to ASC 480 - Distinguishing Liabilities from Equity. However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of December 31, 2022, the Company has determined that a change of control is not probable. Additionally, as of December 31, 2022, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of December 31, 2022, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary.
The Convertible and Redeemable Series A-2 Preferred Stock contains embedded features that are required to be bifurcated and are subject to separate accounting treatment from the instrument itself. At issuance, these embedded features consisted of (i) a contingent dividend feature associated with the decrease in the dividend rate upon an IPO and (ii) a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. Upon the Company’s IPO, the embedded derivative only consisted of the conversion option. The change in net fair value of $2.7 million, $2.2 million and $30.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, was recorded to other income (expense).

19. STOCKHOLDERS’ EQUITY

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of December 31, 2022 and 2021.

Warrants— In May 2015, the Company issued warrants to acquire 116,350 shares of Common Stock at a price of approximately $17.19 per share to the placement agent as consideration for backstopping the financing completed in May 2015. These warrants were exercised in full as a cashless transaction during the first quarter of 2021. As a result of this cashless transaction, the resulting number of shares issued was 67,713 shares.

Common Stock Issuances, Cancellations and Repurchases—During the years ended December 31, the Company issued, cancelled and repurchased the following shares of common stock:

	2022			2021			2020
	Shares	Average Price per Share	Total	Shares	Average Price per Share	Total	Shares	Average Price per Share	Total
Common stock issued in connection with initial public offering	—	$—	$—	—	$—	—	11,500,000	$15.00	$172,500
Common stock issued in connection with follow-on offering	—	—	—	2,875,000	59.05	169,783	—	—	—
Acquisitions	—	—	—	178,721	46.55	8,320	791,139	31.60	25,000
Redemption of series A-1 preferred stock	—	—	—	—	—	—	1,786,739	15.00	26,801
Exercise of warrants (1)	—	—	—	67,713	17.19	—	2,534,239	0.01	25.00
Exercise of options	101,340	16.21	1,643	959,890	7.54	7,237	47,600	8.05	383.00
Restricted shares, net (1)	25,532	66.30	—	42,263	30.69	—	20,488	24.00	—
Payment of earn-out liability and purchase price true up	—	—	—	563,807	46.26	26,084	—	—	—
Cancellation of shares	—	—	—	—	—	—	(117,785)	17.15	—
Total	126,872	$26.29	$1,643	4,687,394	$45.63	$211,424	16,562,420	$13.64	$224,709

___________________________

(1) Represents the non-cash release of shares of common stock due to the exercise of warrants and the vesting of restricted stock.

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of December 31, 2022, there was $141.8 million of total unrecognized stock compensation expense related to unvested options, restricted stock and stock appreciation rights granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average four year period. The following number of shares were authorized to be issued and available for grant as of December 31:

	2017 Plan
	2022	2021	2020
Shares authorized to be issued	5,140,112	3,944,750	2,945,443
Shares available for grant(1)	367,243	23,153	848,241

	2013 Plan
	2022	2021	2020
Shares authorized to be issued	2,037,019	2,047,269	2,047,269
Shares available for grant	—	—	—

_______________________

(1) In January 2023 the Board of Directors ratified the addition of 1,189,801 shares of common stock to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. Shares available for grant exclude awards of stock appreciation rights approved in December 2021 that are subject to vesting based on the achievement of certain market conditions, which have not yet been, and may not be, achieved. See footnote 1 to the table in Common Stock Reserved for Future Issuance below for additional information regarding the December 2021 grant.

Total stock compensation expense for the Plans was as follows:

	2022
	2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$1,507	$—	$—	$—	$1,507
Selling, general and administrative expense	8,531	23,972	9,280	—	41,783
Total	$10,038	$23,972	$9,280	$—	$43,290

	2021
	2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$1,482	$—	$—	$10	$1,492
Selling, general and administrative expense	6,552	1,959	307	11	8,829
Total	$8,034	$1,959	$307	$21	$10,321

	2020
	2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$1,441	$—	$—	$136	$1,577
Selling, general and administrative expense	1,793	1,279	—	200	3,272
Total	$3,234	$1,279	$—	$336	$4,849

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units—The Company issues restricted stock awards ("RSAs") to certain 2017 Plan participants as Director’s compensation. There were 10,920, 19,309 and 33,229 RSAs granted during the years ended December 31, 2022 and 2021, respectively. These RSAs vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

During 2021, the Board of Directors approved the grant of 1,671,391 restricted stock units (“RSUs”) to certain executives and selected employees of the Company under the 2017 Plan. These RSUs represent the right to receive one share of the Company’s common stock upon vesting. These incentives were designed to (i) retain selected employees of the Company for a minimum of 5 years, (ii) reward selected employees for the Company’s significant outperformance and stockholder value creation in 2021, and (iii) provide incentives to selected employees of the Company to accelerate value creation for stockholders and other stakeholders over the next five-year period. With respect to 1,355,182 RSUs, 50.0% will vest on each of the 4th and 5th anniversaries of the date of grant, subject to continued service through each such date. With respect to the remaining 316,209 RSUs (“The Performance-Vested RSUs”), 50.0% will vest on each of the 4th and 5th anniversaries of the date of grant, subject to continued service through each such date and further subject to Company achieving $90.0 million in adjusted EBITDA (as reported) for any trailing twelve-month period from and after December 31, 2022. If the Performance Criteria is not met prior to the 4th anniversary of the date of grant, none of the Performance-Vested RSUs will vest at such time, and if the Performance Criteria is subsequently met prior to the 5th anniversary of the date of grant, all of the Performance-Vested RSUs will vest at such time, subject to continued service through such date. If the Performance Criteria is not met by the 5th anniversary of the date of grant, all of the Performance-Vested RSUs will be forfeited.

During 2021 and 2022, the Board of Directors approved the creation of certain supplemental incentive plans (“SI Plans”) for selected employees to reward exceptional performance. These SI Plans provide supplemental bonus opportunities payable in RSUs under the 2017 Plan upon meeting certain financial performance targets. There were 95,404 RSUs issued under these SI Plans during the years ended December 31, 2022. No RSUs were granted under these SI Plans during the years ended December 31, 2021. During the year ended December 31, 2022, certain of these SI Plan’s 2022 financial performance targets were met. Given that these awards are pending the final approval of the Board of Directors, they are not deemed granted and thus have not been accrued for as of December 31, 2022. These RSUs will begin to amortize on the date the awards are approved and will vest 1/3 on the date of grant, 1/3 on the one-year anniversary of the grant, and 1/3 on the two-year anniversary of the grant, subject to continued service through such date.

During 2021, the Board of Directors approved and reserved for future issuance an aggregate of 135,517 RSUs (the “Future RSU Pool”) to be granted under the 2017 Plan to certain of its executives and selected employees. Final determination and allocation of the awards under the Future RSU Pool will be determined on December 16, 2025 based on individual performance and continued service through such date. Any RSUs granted under the Future RSU Pool will vest on December 16, 2026, subject to continued service through such date.

For the year ended December 31, 2022, 2021 and 2020, RSA and RSU activity was as follows:

	2022
	Shares	Average Price per Share	Total (in thousands)
Awards granted	106,324	$46.82	$4,978

	2021
	Shares	Average Price per Share	Total (in thousands)
Awards granted	1,690,700	$66.45	$112,347

	2020
	Shares	Average Price per Share	Total (in thousands)
Awards granted	33,229	$31.60	$1,050

There were 25,532, 42,263 and 22,155 shares underlying RSAs that became fully vested and were released as unrestricted shares of common stock during the years ended December 31, 2022, 2021 and 2020, respectively.

There were no forfeitures of RSAs or RSUs during the years ended December 31, 2022 and 2021. There were forfeitures of 1,667 RSAs during the year ended December 31, 2020. There were an aggregate of 2,064,197, 1,957,873, and 267,173, shares underlying outstanding RSA and RSU awards as of December 31, 2022, 2021, and 2020, respectively.

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

The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date. The SARs expire 10 years after the grant date. The fair value of these SARs at the grant date was $46.0 million. The weighted average remaining contract life of these SARs as of December 31, 2022 was 8.96 years.

Options—Options issued to all optionees under the 2017 Plan vest over four years from the date of issuance (or earlier vesting start date, as determined by the Board of Directors) as follows: one half on the second anniversary of date of grant and the remaining half on the fourth anniversary of the date of grant, with the exception of certain annual grants to certain executive officers, which vest annually over a 3-year and 1-year period. The following summarizes the options activity of the 2017 Plan for the years ended December 31, 2022, 2021 and 2020:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options (in Thousands)
Outstanding at January 1, 2020	617,852	$24	$12	7.82	$4,696
Granted	1,243,027	22	12	—	—
Forfeited/cancelled	(17,225)	22	—	—	—
Expired	(2,500)	18	—	—	—
Exercised	(925)	14	—	—	8
Outstanding at December 31, 2020	1,840,229	$23	$12	9.09	$15,598
Granted	300,620	44	23	—	—
Forfeited/cancelled	(33,875)	28	—	—	—
Expired	(1,550)	19	—	—	—
Exercised	(68,695)	22	—	—	2,169
Outstanding at December 31, 2021	2,036,729	$26	$14	8.30	$91,030
Granted	698,534	44	16	—	—
Forfeited/cancelled	(96,211)	32	—	—	—
Exercised	(59,486)	23	—	—	1,398
Outstanding at December 31, 2022	2,579,566	$31	$15	7.76	$37,295
Exercisable at December 31, 2022	1,183,574	27	—	7.15	21,181

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation for the years ended December 31:

	2022	2021	2020
Common stock value (per share)	$43.74	$44.28	$21.81
Expected volatility	33.44%	55.34%	46.59%
Risk- free interest rate	2.03%	0.82%	0.65%
Expected life (years)	6.98	6.40	7.00
Forfeiture rate	None	None	None
Dividend rate	None	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan for the years ended December 31, 2022, 2021 and 2020:

					Aggregate
		Weighted-	Weighted	Weighted	Intrinsic Value
	Options to Purchase	Average Exercise	Average Grant Date	Average Remaining	of In-The- Money
	Common	Price per	Fair Value	Contract Life	Options
	Stock	Share	per Share	(in Years)	(in Thousands)
Outstanding at January 1, 2020	1,855,469	$6	$1	6.40	$46,617
Forfeited/cancelled	(7,500)	10	—	—	—
Expired	(11,300)	6	—	—	—
Exercised	(48,800)	8	—	—	908
Outstanding at December 31, 2020	1,787,869	$6	$1	5.40	$43,867
Expired	(625)	6	—	—	—
Exercised	(889,570)	6	—	—	45,161
Outstanding at December 31, 2021	897,674	$6	$2	4.37	$57,529
Expired	(125)	6	—	—	—
Exercised	(41,854)	6	—	—	1,626
Outstanding at December 31, 2022	855,695	$6	$2	3.31	$32,478
Exercisable at December 31, 2022	855,695	6	—	3.31	32,478

Total shares outstanding from exercised options were 1,310,430 shares, 1,209,090 shares and 249,200 shares as of December 31, 2022, 2021 and 2020.

Common Stock Reserved for Future Issuances—At December 31, the Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	2022	2021	2020
Warrants	—	—	116,350
Montrose 2013 Stock Incentive Plan	855,695	2,047,269	2,047,269
Montrose 2017 Stock Incentive Plan(1)	7,724,524	6,921,597	2,945,443
Total	8,580,219	8,968,866	5,109,062

(1) In January 2023, the Board of Directors ratified the addition of 1,189,801 shares of common stock to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards. Shares reserved for future issuance include 3,000,000 shares underlying the 3,000,000 performance SARs granted in December 2021 that are subject to vesting based on the achievement of certain market conditions. Assuming achievement at the highest price performance hurdle, approximately 2,000,000 shares of common stock would be issued upon vesting of these performance SARs. To date, none of the market conditions have been achieved.

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of RSAs, RSUs, SARs and shares of common stock underlying stock options outstanding under the Plans and warrants (other than warrant options) to purchase common stock. During the years ended December 31, 2022, 2021, and 2020, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

In thousands, except for net loss per share	2022	2021	2020
Net loss	$(31,819)	$(25,325)	$(57,949)
Accretion of redeemable series A-1 preferred stock	—	—	(17,601)
Redeemable series A-1 preferred stock deemed dividend	—	—	(24,341)
Convertible and redeemable series A-2 preferred stock dividend	(16,400)	(16,400)	(6,970)
Net loss attributable to common stockholders – basic and diluted	(48,219)	(41,725)	(106,861)
Weighted-average common shares outstanding – basic and diluted	29,688	26,724	16,479
Net loss per share attributable to common stockholders – basic and diluted	$(1.62)	$(1.56)	$(6.48)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31:

	2022 (1)	2021 (1)	2020 (1)
Stock options	3,435,261	1,687,413	2,237,910
Restricted stock	1,777,715	1,693,923	187,989
Series A-2	4,983,282	4,085,083	5,533,150
SARs	3,000,000	3,000,000	—
Warrants	—	—	116,350
Total	13,196,258	10,466,419	8,075,399

____________________________________________

(1) Includes 6,886,942, 4,051,206 and 728,143 equity shares that are out of the money as of December 31, 2022, 2021 and 2020, respectively.

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

Segment revenues and Segment Adjusted EBITDA for the years ended December 31, consisted of the following:

	2022		2021		2020
	Segment Revenues	Segment Adjusted EBITDA	Segment Revenues	Segment Adjusted EBITDA	Segment Revenues	Segment Adjusted EBITDA
Assessment, Permitting and Response	$187,234	$37,458	$261,865	$57,128	$98,521	$24,208
Measurement and Analysis	172,432	31,588	153,208	31,270	151,557	39,386
Remediation and Reuse	184,750	30,616	131,340	19,326	78,165	8,938
Total Operating Segments	544,416	99,662	546,413	107,724	328,243	72,532
Corporate and Other	—	(31,212)	—	(30,082)	—	(18,056)
Total	$544,416	$68,450	$546,413	$77,642	$328,243	$54,476

Presented below is a reconciliation of the Company’s segment measure to net loss for the years ended December 31:

	2022		2021		2020
Total	$68,450		$77,642		$54,476
Interest expense, net	(5,239)		(11,615)		(13,819)
Income tax expense	(2,250)		(1,709)		(851)
Depreciation and amortization	(47,479)		(44,810)		(37,274)
Stock-based compensation	(43,290)		(10,321)		(4,849)
Start-up losses and investment in new services	(2,277)		(4,407)		(2,182)
Acquisition costs	(1,891)		(2,088)		(4,344)
Fair value changes in financial instruments	3,396		(2,195)		(20,319)
Fair value changes in business acquisition contingencies	3,227		(24,372)		(12,942)
Short term purchase accounting fair value adjustment to deferred revenue	—		—		(243)
Public offering expense	—		—		(7,657)
Expenses related to financing transactions	(7)		(50)		(378)
Other losses or expenses	(4,459)	(1)	(1,400)	(2)	(7,567)	(3)
Net loss	$(31,819)		$(25,325)		$(57,949)

(1)
Amounts include costs associated with the exiting of the legacy water treatment and biogas operations and maintenance contracts and the Company's start-up lab in Berkley, California, as well as an impairment charge for certain operating lease right-of-use assets (Note 7) and severance costs related to the restructuring within our soil remediation business.
(2)
Amounts include non-operational charges incurred due to the remeasurement of finance leases as a result of the adoption of ASC 842 and costs related to the implementation of a new ERP.
(3)
During the first quarter of 2020, the Company determined to reduce the footprint of its environmental lab in Berkeley, California, and to exit its non-specialized municipal water engineering service line and its food waste biogas engineering service line. As a part of discontinuing these service lines, the Company made the decision to book an additional bad debt reserve related to the uncertainty around the ability to collect on receivables related to these service lines (Note 4). It was determined that the discontinuation of these service lines did not represent a strategic shift that had (or will have) a major effect on the Company’s operations and financial results therefore did not meet the requirements to be classified as discontinued operations.

22. RELATED-PARTY TRANSACTIONS

The Company did not have any related party transactions during the years ended December 31, 2022 and 2021.

The Company previously engaged a related party to provide Quality of Earnings reports on acquisition targets. The Company paid this related party approximately $0.1 million during the year ended December 31, 2020, for its services. This expense is included within selling, general and administrative expense on the consolidated statements of operations. The related party used by the Company is partially owned through investment vehicles controlled by certain members of the Company’s Board of Directors. The Company ceased using the services of this related party during 2020.

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

23. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of December 31, 2022, 2021, and 2020, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. Prior to May 22, 2020, the Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 4.0% of the participant’s compensation. Beginning on May 22, 2020, the Company temporarily ceased making employer contributions. Employer contributions were reinstated beginning on April 23, 2021. Employer contributions for years ended December 31, 2022, 2021, and 2020 were $5.7 million, $2.6 million and $1.2 million, respectively, and are included within selling, general, and administrative expense on the consolidated statements of operations.

24. SUBSEQUENT EVENTS

Business Acquisitions—On January 3, 2023, the Company completed the business acquisition of Frontier Analytical Laboratories (“Frontier”) by acquiring certain of its assets and operations. Frontier is a specialized environmental laboratory based in El Dorado Hills, CA.

On February 1, 2023, the Company completed the business acquisition of Environmental Alliance, Inc. (“EAI”) by acquiring 100.0% of its common stock. EIA provides environmental remediation and consulting services, and is based in Wilmington, DE.

These transactions qualified as business acquisitions and will be accounted for as business combinations. The following table summarizes the elements of the purchase price of these acquisitions:

	Cash (1)	Other Purchase Price Components (2)	Total Purchase Price
Frontier	$1,146	$—	$1,146
EAI	3,750	1,412	5,162

(1) The cash portion of this acquisition’s purchase price was funded through cash on hand.

(2) The other purchase price component consists of liabilities assumed.

The Company has not yet completed the initial purchase price allocation for these acquisitions, including obtaining all of the information required for the valuation of the acquired intangible assets, goodwill, assets and liabilities assumed, due to the timing of the close of the transactions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Montrose Environmental Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Montrose Environmental Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

March 1, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below and as set forth under “Information About Our Executive Officers” in Item 1. “Business” the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022. This information will appear in the proxy statement under the headings “The Board of Directors and its Committees – Nominees,” “The Board of Directors and its Committees – Continuing Directors,” “Other Matters – Delinquent Section 16(a) Reports,” “The Board of Directors and its Committees – Committee Charters” and “The Board of Directors and its Committees – Audit Committee.”

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

Item 11. Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022. This information will appear in the proxy statement under the headings “Executive Compensation” and “The Board of Directors and its Committees – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022. This information will appear in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2022, with respect to the Company’s existing equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (column (a))		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (column (b))	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (column (c))
Equity compensation plans approved by security holders (1)	3,435,261	(2)	$24.56	1,838,349	(3)

(1)
Includes the Company’s 2013 Amended and Restated Stock Option Plan and the Company’s 2017 Amended and Restated Stock Incentive Plan.
(2)
Excludes unvested restricted stock and SARs awards issued under the Company’s 2017 Amended and Restated Stock Incentive Plan.

(3)
Pursuant to the terms of the 2017 Amended and Restated Stock Incentive Plan, the number of shares of common stock authorized for issuance under the plan automatically increase on January 1 of each year and will end with a final increase on January 1, 2027, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The amount referenced excludes such adjustment as of January 1, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022. This information will appear in the proxy statement under the headings “Certain Relationships and Related Party Transactions” and “The Board of Directors and its Committees – Director Independence.”

Item 14. Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022. This information will appear in the proxy statement under the heading “Audit Committee Matters.”

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

4.2	Description of Registrant’s Securities. (g)

10.1#	Form of Indemnification Agreement entered into with Directors and Executive Officers. (a)

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

10.3*	First Amendment to Credit Agreement dated August 30, 2022.

10.4#	Offer Letter by and between Montrose Environmental Group, Inc. and Vijay Manthripragada, dated July 13, 2015. (a)

10.5#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Vijay Manthripragada, dated June 23, 2016. (a)

10.6#	Offer Letter by and between Montrose Environmental Group, Inc. and Allan Dicks, dated August 8, 2016.(a)

10.7#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Allan Dicks, dated August 8, 2016. (a)

10.8#	Offer Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated October 14, 2014. (a)

10.9#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated June 23, 2016. (a)

10.10#	Amendment to the Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated September 14, 2017. (a)

10.11#	Offer Letter by and between Montrose Environmental Group, Inc. and Joshua M. LeMaire, dated July 2, 2015. (a)

10.12#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Joshua M. LeMaire, dated June 23, 2016. (a)

10.13#	Offer Letter by and between Montrose Environmental Group, Inc. and Jose M. Revuelta, dated March 4, 2014. (a)

10.14#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Jose M. Revuelta, dated June 23, 2016. (a)

10.15#	Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan.(a)

10.16#	Amendment No. 1 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.17#	Amendment No. 2 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.18#	Amendment No. 3 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.19#	Amendment No. 4 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.20#	Amendment No. 5 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.21#	Amendment No. 6 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.22#	Amendment No. 7 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.23#	Amendment No. 8 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.24#	Form of Option Award Agreement under the Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.25#	Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (b)

10.26#	Form of Grant Notice and Standard Terms and Conditions for Stock Options under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (a)

10.27#	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (a)

10.28#	Form of Confidential Information, Non-Solicitation and Non-Compete Agreement (California). (a)

10.29#	Form of Confidential Information, Non-Solicitation and Non-Compete Agreement (Ohio). (a)

10.30#	Montrose Environmental Group, Inc. Executive Severance Policy. (a)

10.31#	Form of Grant Notice and Standard Terms and Conditions for Performance-Based Stock Appreciation Rights under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan.(f)

10.32#	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (f)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2022 is formatted in Inline XBRL (included as Exhibit 101)

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
(g)
Previously filed on March 1, 2022 as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montrose Environmental Group, Inc.

Date: March 1, 2023	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Vijay Manthripragada	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
Vijay Manthripragada

/s/ Allan Dicks	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 1, 2023
Allan Dicks

/s/ J. Miguel Fernandez de Castro	Director	March 1, 2023
J. Miguel Fernandez de Castro

/s/ Peter M. Graham	Director	March 1, 2023
Peter M. Graham

/s/ Robin Newmark	Director	March 1, 2023
Robin Newmark

/s/ Richard E. Perlman	Chairman of the Board; Director	March 1, 2023
Richard E. Perlman

/s/ J. Thomas Presby	Director	March 1, 2023
J. Thomas Presby

/s/ James K. Price	Director	March 1, 2023
James K. Price
/s/ Janet Risi Field	Director	March 1, 2023
Janet Risi Field