Form 10-Q
period 2023-03-31
Montrose Environmental Group, Inc.
filed 2023-05-10
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 30,078,195 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,794	$89,828
Accounts receivable—net	85,472	94,711
Contract assets	53,563	52,403
Prepaid and other current assets	15,178	10,986
Total current assets	231,007	247,928
NON-CURRENT ASSETS:
Property and equipment—net	40,685	36,045
Operating lease right-of-use asset—net	31,214	26,038
Finance lease right-of-use asset—net	11,391	9,840
Goodwill	326,498	323,868
Other intangible assets—net	137,271	142,107
Other assets	5,111	6,088
TOTAL ASSETS	$783,177	$791,914
LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$55,420	$63,412
Accrued payroll and benefits	16,352	20,528
Business acquisitions contingent consideration, current	4,734	3,801
Current portion of operating lease liabilities	8,570	7,895
Current portion of finance lease liabilities	4,130	3,775
Current portion of long-term debt	13,125	12,031
Total current liabilities	102,331	111,442
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	3,121	4,454
Other non-current liabilities	3	13
Deferred tax liabilities—net	7,111	5,742
Conversion option	26,636	25,731
Operating lease liability—net of current portion	24,093	19,437
Finance lease liability—net of current portion	7,507	6,486
Long-term debt—net of deferred financing fees	149,342	152,494
Total liabilities	$320,144	$325,799
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 at March 31, 2023 and December 31, 2022; aggregate liquidation preference of $182.2 million at March 31, 2023 and December 31, 2022	152,928	152,928
STOCKHOLDERS’ EQUITY:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at March 31, 2023 and December 31, 2022; issued and outstanding shares: 29,961,364 and 29,619,921 at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	504,301	492,676
Accumulated deficit	(194,216)	(179,497)
Accumulated other comprehensive income	20	8
Total stockholders’ equity	310,105	313,187
TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$783,177	$791,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
REVENUES	$131,428	$134,680
COST OF REVENUES (exclusive of depreciation and amortization shown below)	81,633	88,386
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	49,613	41,807
FAIR VALUE CHANGES IN BUSINESS ACQUISITION CONTINGENCIES	(398)	(21)
DEPRECIATION AND AMORTIZATION	10,555	12,144
LOSS FROM OPERATIONS	(9,975)	(7,636)
OTHER (EXPENSE) INCOME
Other (expense) income	(1,836)	2,461
Interest expense—net	(1,541)	(1,092)
Total other (expense) income—net	(3,377)	1,369
LOSS BEFORE EXPENSE FROM INCOME TAXES	(13,352)	(6,267)
INCOME TAX EXPENSE	1,367	1,269
NET LOSS	$(14,719)	$(7,536)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	12	81
COMPREHENSIVE LOSS	(14,707)	(7,455)
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(4,100)	(4,100)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(18,819)	(11,636)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— BASIC AND DILUTED	29,857	29,662
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— BASIC AND DILUTED	$(0.63)	$(0.39)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible and Redeemable
	Series A-2 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BALANCE—December 31, 2021	17,500	$152,928	29,619,921	$—	$464,143	$(147,678)	$36	$316,501
Net loss	—	—	—	—	—	(7,536)	—	(7,536)
Stock-based compensation	—	—	—	—	10,425	—	—	10,425
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	55,896	—	429	—	—	429
Accumulated other comprehensive income	—	—	—	—	—	—	45	45
BALANCE—March 31, 2022	17,500	$152,928	29,675,817	$—	$470,897	$(155,214)	$81	$315,764

BALANCE—December 31, 2022	17,500	$152,928	29,746,793	$—	$492,676	$(179,497)	$8	$313,187
Net loss	—	—	—	—	—	(14,719)	—	(14,719)
Stock-based compensation	—	—	—	—	13,035	—	—	13,035
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	214,571	—	2,690	—	—	2,690
Accumulated other comprehensive income	—	—	—	—	—	—	12	12
BALANCE—March 31, 2023	17,500	$152,928	29,961,364	$—	$504,301	$(194,216)	$20	$310,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(14,719)	$(7,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision (recovery) for bad debt	444	(528)
Depreciation and amortization	10,555	12,144
Amortization of right-of-use asset	2,491	2,271
Stock-based compensation expense	13,035	10,425
Fair value changes in financial instruments	1,873	(2,449)
Fair value changes in business acquisition contingencies	(398)	(21)
Deferred income taxes	1,367	1,269
Other	458	143
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	9,615	10,037
Prepaid expenses and other current assets	(3,363)	(1,776)
Accounts payable and other accrued liabilities	(11,643)	(12,852)
Accrued payroll and benefits	(4,350)	(7,876)
Payment of contingent consideration	—	(19,457)
Change in operating leases	(2,336)	(2,122)
Net cash provided by (used in) operating activities	3,029	(18,328)
INVESTING ACTIVITIES:
Purchases of property and equipment	(4,134)	(262)
Proprietary software development and other software costs	(638)	(50)
Proceeds from insurance	75	266
Payment of purchase price true ups	(505)	(631)
Cash paid for acquisitions—net of cash acquired	(6,525)	(14,328)
Net cash used in investing activities	(11,727)	(15,005)
FINANCING ACTIVITIES:
Repayment of term loan	(2,188)	(4,375)
Payment of contingent consideration	(27)	(10,543)
Repayment of finance leases	(1,029)	(943)
Proceeds from issuance of common stock for exercised stock options	2,690	429
Dividend payment to the Series A-2 shareholders	(4,100)	(4,100)
Payments of deferred offering costs	—	(183)
Net cash used in financing activities	(4,654)	(19,715)
CHANGE IN CASH AND CASH EQUIVALENTS	(13,352)	(53,048)
Foreign exchange impact on cash balance	318	98
CASH AND CASH EQUIVALENTS:
Beginning of year	89,828	146,741
End of period	$76,794	$93,791
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$1,347	$184
Cash paid for income tax	$155	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$3,096	$1,144
Property and equipment purchased under finance leases	$2,405	$512
Acquisitions unpaid contingent consideration	$7,855	$6,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 80 offices across the United States, Canada and Australia and approximately 3,000 employees as of March 31, 2023.

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

Basis of Presentation—The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2022. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All intercompany transactions, accounts and profits, have been eliminated in the unaudited condensed consolidated financial statements.

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements—In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance was adopted as of January 1, 2022 and did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The new guidance was adopted as of January 1, 2023 and did not have a material impact on the Company’s unaudited condensed consolidated financial statements; however it may impact the accounting for future acquisitions. The future impact of this new guidance will be primarily a function of the facts and circumstances specific to any acquisitions consummated after adoption and therefore cannot be predicted.

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

Contract Balances—The Company presents contract balances for unbilled receivables (contract assets), as well as customer advances, deposits and deferred revenue (contract liabilities) within contract assets and accounts payable and other accrued expenses, respectively, on the unaudited condensed consolidated statements of financial position. Amounts are generally billed at periodic intervals (e.g. weekly, bi-weekly or monthly) as work progresses in accordance with agreed-upon contractual terms. The Company utilizes the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component as the period between when the Company transfers services to a customer and when the customer pays for those services is one year or less. Amounts recorded as unbilled receivables are generally for services the Company is not entitled to bill based on the passage of time. Under certain contracts, billing occurs subsequent to revenue recognition, resulting in contract assets. The Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.

The following table presents the Company’s contract balances:

	March 31,	December 31,
	2023	2022
Contract assets	$53,563	$52,403
Contract liabilities	10,932	18,549

Contract assets acquired through business acquisitions amounted to $0.2 million and $1.7 million as of March 31, 2023 and December 31, 2022, respectively. No contract liabilities were acquired through business acquisitions as of March 31, 2023 and December 31, 2022.

Revenue recognized during the three months ended March 31, 2023, included in the contract liabilities balance at the beginning of the year was $12.8 million. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

The amount of revenue recognized from changes in the transaction price associated with performance obligations satisfied in prior periods during the three months ended March 31, 2023 was not material.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of March 31, 2023 and December 31, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $98.2 million and $100.4 million, respectively. As of March 31, 2023, the Company expected to recognize approximately $79.1 million of this amount as revenue within a year and $19.1 million the year after.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	March 31, 2023	December 31, 2022
Accounts receivable, invoiced	$87,261	$95,055
Accounts receivable, other	503	1,571
Allowance for doubtful accounts	(2,292)	(1,915)
Accounts receivable—net	$85,472	$94,711

The Company did not have any customers that exceeded 10.0% of its gross receivables as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023 the Company did not have any customers that exceeded 10.0% of its revenue. During the three months ended March 31, 2022, the Company had one customer who accounted for 17.3% of revenue. The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)	Charged to Allowance	Other(1)	Ending Balance
There months ended March 31, 2023	$1,915	$444	$(67)	$—	$2,292
Year ended December 31, 2022	4,581	(1,097)	(1,696)	127	1,915

____________________

(1)
This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	March 31,	December 31,
	2023	2022
Deposits	$1,366	$1,394
Prepaid expenses	9,167	5,266
Supplies	4,074	3,632
Income tax receivable	571	694
Prepaid and other current assets	$15,178	$10,986

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

Property and equipment, net, consisted of the following:

	Estimated	March 31,	December 31,
	Useful Life	2023	2022
Lab and test equipment	7 years	$22,992	$21,171
Vehicles	5 years	5,841	5,732
Equipment	3-7 years	42,819	40,940
Furniture and fixtures	7 years	2,853	2,841
Leasehold improvements	7 years	8,837	8,576
Aircraft	10 years	—	931
Building	39 years	6,112	2,975
		89,454	83,166
Land		725	725
Construction in progress		3,092	3,150
Less accumulated depreciation		(52,586)	(50,996)
Total property and equipment— net		$40,685	$36,045

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $2.2 million and $1.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

The Company calculates the present value of its finance and operating leases using an estimated incremental borrowing rate (“IBR”), which requires judgment. For real estate operating leases, the Company estimates the IBR based on prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease. For all other leases, the Company estimates the IBR based on the stated interest rate on the contract. Since many of the inputs used to calculate the rate implicit in the leases are not readily determinable from the lessee’s perspective, the Company does not use the implicit interest rate.

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

The components of lease expense were as follows:

		For the Three Months Ended March 31,
	Statement of Operations Location	2023	2022
Operating lease cost
Lease cost	Selling, general and administrative expense	$2,741	$2,451
Variable lease cost	Selling, general and administrative expense	326	367
Total operating lease cost		3,067	2,818

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	1,154	939
Interest on lease liabilities	Interest expense—net	130	112
Total finance lease cost		1,284	1,051
Total lease cost		$4,351	$3,869

Supplemental cash flows information related to leases was as follows:

	For the Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$2,557	$2,302
Operating cash flows used in finance leases	130	112
Financing cash flows used in finance leases	1,029	944

Lease liabilities arising from new ROU assets:
Operating leases	7,999	8,815
Finance leases	2,405	512

Weighted average remaining lease terms and weighted average discount rates were:

	March 31, 2023
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.62	3.43
Weighted average discount rate	3.31%	5.57%

	March 31, 2022
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.86	3.03
Weighted average discount rate	2.50%	4.98%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2023	$7,117	$3,657
2024	8,554	3,543
2025	6,507	2,612
2026	5,006	1,902
2027	3,385	967
2028 and thereafter	4,787	135
Total undiscounted future minimum lease payments	35,356	12,816
Less imputed interest	(2,693)	(1,179)
Total discounted future minimum lease payments	$32,663	$11,637

7. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired certain businesses during the three months ended March 31, 2023 and during the year ended December 31, 2022. The results of each of those acquired businesses are included in the unaudited condensed consolidated financial statements beginning on the acquisition date. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

The identifiable intangible assets for significant acquisitions are valued using the excess earnings method discounted cash flow approach for customer relationships, the relief from royalty method for trade names, the patent and external proprietary software and developed technology, the “with and without” method for covenants not to compete and the replacement cost method for the internal proprietary software by incorporating Level 3 inputs as described under the fair value hierarchy of ASC 820. These unobservable inputs reflect the Company’s own assumptions about which assumptions market participants would use in pricing an asset on a non-recurring basis. These assets will be amortized over their respective estimated useful lives.

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

The Company may be required to make up to $9.5 million in aggregate earn-out payments between the years 2023 and 2026 in connection with certain of its business acquisitions, of which up to $2.6 million may be paid only in cash, up to $5.5 million may be paid only in common stock and up to $1.5 million may be paid, at the Company’s option, in cash or common stock.

Transaction costs related to business combinations totaled $0.8 million and $0.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Acquisitions Completed During the Three Months Ended March 31, 2023

Frontier Analytical Laboratories (“Frontier”) —In January 2023, the Company completed the acquisition of Frontier by acquiring certain of its assets and operations. Frontier is a specialized environmental laboratory based in El Dorado Hills, CA.

Environmental Alliance, Inc. (“EAI”)—In February 2023, the Company completed the acquisition of EAI by acquiring 100.0% of its common stock. EAI provides environmental remediation and consulting services, and is based in Wilmington, DE.

The following table summarizes the elements of the purchase price of the acquisitions completed during the three months ended March 31, 2023:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
Frontier	$1,146	$—	$—	$—	$1,146
EAI	5,390	—	(342)	25	5,073
Total	$6,536	$—	$(342)	$25	$6,219

The upfront cash payment made to acquire both of these acquisitions was funded through cash on hand. The other purchase price components of the EAI purchase price mainly consist of surplus working capital amounts.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	Frontier	EAI	Total(1)
Cash	$—	$11	$11
Accounts receivable	—	1,502	1,502
Other current assets	—	121	121
Current assets	—	1,634	1,634
Property and equipment	302	191	493
Customer relationships	—	1,402	1,402
Trade names	—	106	106
Covenants not to compete	—	263	263
Goodwill	844	1,965	2,809
Total assets	1,146	5,561	6,707
Current liabilities	—	488	488
Total liabilities	—	488	488
Purchase price	$1,146	$5,073	$6,219

___________________________________

(1) The Company is continuing to obtain information to complete the valuation of certain of these acquisitions' assets and liabilities.

Goodwill associated with the Frontier acquisition is deductible for income tax purposes. The weighted average useful lives for EAI identifiable customer relationships, tradenames and covenants not to compete are 7 years, 2 years and 5 years, respectively.

Frontier is included in the Company’s Measurement and Analysis segment and EAI is included in the Remediation and Reuse segment.

For the acquisitions completed during the three months ended March 31, 2023, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2023 includes revenue of $1.0 million, and pre-tax income of $0.1 million, related to these acquisitions.

Acquisitions Completed During the Year Ended December 31, 2022

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

During the three months ended March 31, 2023, measurement period adjustments of $0.2 million were recorded to goodwill as a result of the Company’s efforts to complete the valuation of certain acquired assets and assumed liabilities (Note 8).

Supplemental Unaudited Pro-Forma—The unaudited condensed consolidated financial information summarized in the following table gives effect to the 2023 and the 2022 acquisitions discussed above assuming they occurred on January 1, 2022. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2022, nor does the information purport to reflect results for any future period.

	For the Three Months Ended March 31,
	2023			2022
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$131,428	$433	$131,861	$134,680	$5,625	$140,305
Net (loss) income	(14,719)	(67)	(14,786)	(7,536)	722	(6,814)

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2022	$185,116	$86,205	$52,547	$323,868
Goodwill acquired during the period	—	844	1,965	2,809
Acquisitions measurement period adjustments	(169)	(10)	—	(179)
Balance as of March 31, 2023	$184,947	$87,039	$54,512	$326,498

Amounts related to finite-lived intangible assets are as follows:

March 31, 2023	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$209,426	$100,404	$109,022
Covenants not to compete	4-5 years	33,805	29,020	4,785
Trade names	1-5 years	22,167	18,708	3,459
Proprietary software	3-5 years	23,324	16,942	6,382
Patent	16 years	17,479	3,856	13,623
Total other intangible assets —net		$306,201	$168,930	$137,271

December 31, 2022	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$208,024	$95,768	$112,256
Covenants not to compete	4-5 years	33,542	28,280	5,262
Trade names	1-5 years	22,061	18,256	3,805
Proprietary software	3-5 years	22,698	15,810	6,888
Patent	16 years	17,479	3,583	13,896
Total other intangible assets —net		$303,804	$161,697	$142,107

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $7.2 million and $9.4 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2023 (remaining)	20,920
2024	24,607
2025	17,727
2026	13,952
2027	13,429
Thereafter	46,636
Total	$137,271

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accounts payable	$24,399	$25,353
Accrued expenses	16,311	14,754
Other business acquisitions purchase price obligations	450	1,185
Contract liabilities	10,932	18,549
Other current liabilities	3,328	3,571
Total accounts payable and other accrued liabilities	$55,420	$63,412

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued bonuses	$3,559	$8,624
Accrued paid time off	1,161	1,088
Accrued payroll	9,084	8,410
Accrued other	2,548	2,406
Total accrued payroll and benefits	$16,352	$20,528

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was (10.2)% and (20.2)% for the three months ended March 31, 2023 and March 31, 2022, respectively. Income tax expense recorded by the Company during the three months ended March 31, 2023 and March 31, 2022 was $1.4 million and $1.3 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of March 31, 2023, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of March 31, 2023. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

12. DEBT

Debt consisted of the following:

	March 31,	December 31,
	2023	2022
Term loan facility	$164,062	$166,250
Revolving line of credit	—	—
Less deferred debt issuance costs	(1,595)	(1,725)
Total debt	162,467	164,525
Less current portion of long-term debt	(13,125)	(12,031)
Long-term debt, less current portion	$149,342	$152,494

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as discounted against the underlying debt instrument. These costs are amortized to interest expense over the terms of the underlying debt instruments.

2021 Credit Facility—On April 27, 2021, the Company entered into a Senior Secured Credit Agreement providing for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving line of credit (the “2021 Credit Facility”), and used a portion of the proceeds from the 2021 Credit Facility to repay all amounts outstanding under the prior credit facility. The revolving line of credit portion of the 2021 Credit Facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. The Company has the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

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

Repayments of quarterly installments were scheduled to begin with the quarter ended December 31, 2021. The first quarterly installment repayment, amounting to $2.2 million, was paid in January 2022. Exclusive of the payment made in respect of the quarter ended December 31, 2021, the quarterly installment repayments for the three months ended March 31, 2022 amounted to $2.2 million. The December 31, 2022 installment repayment, amounting to $2.2 million, was paid in January 2023. The March 31, 2023 installment repayment, amounting to $2.2 million, was paid in April 2023.

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

The Company is currently in discussions regarding the transition of LIBOR to an adjusted benchmark rate to be effective on or before June 30, 2023. The transition to an adjusted interest rate is not expected to materially impact the interest rate paid by the Company.

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

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants which required the Company to remain below a maximum total net leverage ratio of 4.25 times until the fiscal quarter ended September 31, 2022, which stepped down to 4.00 times during the fiscal quarter ending December 31, 2022 and applies through and including the fiscal quarter ending September 30, 2023 and then further steps down to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. As of March 31, 2023 and December 31, 2022, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 1.4 times and 1.3 times, respectively, and the Company was in compliance with all covenants under the 2021 Credit Facility.

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

The weighted average interest rate on the 2021 Credit Facility for the three months ended March 31, 2023 and March 31, 2022 was 6.1% and 1.8%, respectively.

The Company’s obligations under the 2021 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

Equipment Line of Credit—The Company had a $10.0 million equipment leasing facility for the purchase of equipment and related freight, installation costs and taxes paid. Any unused capacity on this equipment leasing facility expired on March 31, 2023. Interest on the line of credit was determined based on a three-year swap rate at the time of funding. Equipment leased through this line of credit met the finance lease criteria as per ASC 842 and accordingly is accounted for as finance lease right-of-use assets and finance lease liabilities (Note 6).

The following is a schedule of the aggregate annual maturities of long-term debt presented on the unaudited condensed consolidated statement of financial position, based on the terms of the 2021 Credit Facility:

March 31,
2024	$13,125
2025	13,125
2026	15,312
2027	122,500
2028	—
Total	$164,062

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	March 31,	December 31,
	2023	2022
Interest rate swap(1)	$5,078	$6,046
Total assets	$5,078	$6,046

Business acquisitions contingent consideration, current	$4,734	$3,801
Business acquisitions contingent consideration, long-term	3,121	4,454
Conversion option	26,636	25,731
Total liabilities	$34,491	$33,986

_____________________________

(1) Included in other assets in the unaudited condensed consolidated statement of financial position.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Total Liabilities
Balance—at January 1, 2022	$—	$—	$31,450	$4,350	$23,081	$58,881
Acquisitions	—	—	—	1,216	—	1,216
Changes in fair value included in earnings	3,005	3,005	(21)	—	556	535
Payment of contingent consideration payable	—	—	(30,000)	—	—	(30,000)
Balance—at March 31, 2022	$3,005	$3,005	$1,429	$5,566	$23,637	$30,632

Balance—at January 1, 2023	$6,046	$6,046	$3,801	$4,454	$25,731	$33,986
Acquisitions	—	—	25	—	—	25
Changes in fair value included in earnings	(968)	(968)	(515)	117	905	507
Payment of contingent consideration payable	—	—	(27)	—	—	(27)
Reclass of long term to short term contingent liabilities	—	—	1,450	(1,450)	—	—
Balance—at March 31, 2023	$5,078	$5,078	$4,734	$3,121	$26,636	$34,491

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

Business Acquisitions Contingent Consideration—The fair value of the contingent consideration payable associated with the acquisitions of CTEH and Sensible was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. The fair value of the contingent consideration payable associated with the acquisition of Environmental Standards was determined using a Probabilistic (Scenario Based) method. The fair values of the contingent consideration payables for the other acquisitions were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date. The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earn-out thresholds.

Conversion Option—The fair value of the conversion option associated with the issuance of the Convertible and Redeemable Series A-2 Preferred Stock (Note 15) was estimated using a “with-and-without” method. The “with-and-without” methodology considers the value of the security on an as-is basis and then without the embedded conversion premium. The difference between the two scenarios is the implied fair value of the embedded derivative. The unobservable input is the required rate of return on the Series A-2. The considerable quantifiable inputs in the valuation relate to the timing of conversions or redemptions.

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2031. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2028 (Note 6 and 12).

Other Commitments—The Company has commitments under the 2021 Credit Facility, its equipment line of credit and its lease obligations (Note 6 and 12).

Contingencies—The Company is subject to purchase price contingencies related to earn-outs associated with certain acquisitions (Note 7 and 13).

Legal—In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, the potential loss resulting from the resolution of these matters is not expected to have a material effect on the unaudited condensed consolidated results of operations, financial position or cash flows of the Company.

15. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. The Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full on July 30, 2020. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $4.1 million during both the three months ended March 31, 2023 and March 31, 2022.

The Convertible and Redeemable Series A-2 Preferred Stock terms include the following: (i) no mandatory redemption, (ii) no stated value cash repayment obligation other than in the event of certain defined liquidation events, (iii) only redeemable at the Company’s option, (iv) convertible into common stock beginning on the four year anniversary of issuance at a 15.0% discount to the common stock market price (with a limit of $60.0 million in stated value of Convertible and Redeemable Series A-2 Preferred Stock eligible to be converted in any 60-day period prior to the seventh anniversary of issuance and the amount of stated value of the Convertible and Redeemable Series A-2 Preferred Stock eligible for conversion limited to $60.0 million during year 5 and $120.0 million (which includes the aggregate amount of the stated value of the Convertible and Redeemable Series A-2 Preferred Stock and any accrued but unpaid dividends added to such stated value of any shares of Convertible and Redeemable Series A-2 Preferred Stock converted in year 5) during year 6), (v) 9.0% dividend rate per year with required quarterly cash payments, (vi) in an event of noncompliance, the dividend rate shall increase to 12.0% per annum for the first 90-day period from and including the date the noncompliance event occurred, and thereafter shall increase to 14.0% per annum, (vii) debt incurrence test ratio of 4.5 times, and (viii) minimum repayment amount of $25.0 million.

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

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of March 31, 2023, the Company has determined that a change of control is not probable. Additionally, as of March 31, 2023, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of March 31, 2023, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary.

The Convertible and Redeemable Series A-2 Preferred Stock contains a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. As of March 31, 2023 and December 31, 2022, this conversion embedded feature had a net fair value of $26.6 million and $25.7 million, respectively. The change in net fair value of $0.9 million and $0.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively, was recorded to other expense.

16. STOCKHOLDERS’ EQUITY

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of March 31, 2023 and December 31, 2022.

Common Stock Issuances—The Company issued the following shares of common stock:

	Three Months Ended March 31,
	2023			2022
	Shares	Average Price per Share	Total	Shares	Average Price per Share	Total
Exercise of options	124,455	$21.61	$2,690	30,607	$14.03	$429
Restricted shares, net (1)	90,116	36.81	—	25,289	66.58	—
Total	214,571	$27.99	$2,690	55,896	$37.81	$429

(1) Represents the non-cash release of common shares due to the vesting of restricted stock.

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of March 31, 2023, and March 31, 2022, there was $146.6 million and $173.1 million, respectively, of total unrecognized stock compensation expense related to unvested options, restricted stock and stock appreciation rights granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average four year period. The following number of shares were authorized to be issued and available for grant:

	March 31, 2023
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	6,329,913	2,037,019	8,366,932
Shares available for grant(1)	893,522	—	893,522

	March 31, 2022
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	8,272,487	1,904,644	10,177,131
Shares available for grant(1)	577,139	—	577,139

(1) In January 2023 and January 2022 the Board of Directors ratified the addition of 1,189,801 and 1,185,112 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. Shares available for grant exclude awards of stock appreciation rights approved in December 2021 that are subject to vesting based on the achievement of certain market conditions, which have not yet been, and may not be, achieved. See footnote 1 to the table in Common Stock Reserved for Future Issuance below for additional information on stock appreciation rights.

Total stock compensation expense for the Plans was as follows:

	Three Months Ended March 31,
	2023					2022
	2017 plan			2013 plan		2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$349	$543	$—	$—	$892	$294	$—	$—	$—	$294
Selling, general and administrative expense	1,724	8,154	2,265	—	12,143	1,979	5,792	2,360	—	10,131
Total	$2,073	$8,697	$2,265	$—	$13,035	$2,273	$5,792	$2,360	$—	$10,425

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units—The Company issues restricted stock awards ("RSAs") to certain 2017 Plan participants as Director’s compensation. There were 17,346 and 10,920 RSAs granted during the three months ended March 31, 2023 and March 31, 2022, respectively. These RSAs vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

In the first quarter of 2023, the Board of Directors approved the grant of 200,423 restricted stock units (“RSUs”) to certain senior non-executive employees of the Company, in lieu of options. These RSUs represent the right to receive one share of the Company’s common stock upon vesting. These RSUs vest annually over a 4-year period from the date of grant, subject to continued service through each such date.

In the first quarter of 2023 and 2022, the Board of Directors approved the grant of RSUs under certain supplemental incentive plans ("SI Plans"). There were 246,417 and 95,404 RSUs issued under these SI Plans during the three months ended March 31, 2023 and March 31, 2022, respectively. The majority of the RSUs issued in the first quarter of 2023 vested 1/3 on the date of grant, and will vest 1/3 on the one-year anniversary of the grant, and 1/3 on the two-year anniversary of the grant, subject to continued service through each such date. The remaining RSUs vest annually over a 4-year period from the date of grant, subject to continued service through each such date.

RSAs and RSUs activity was as follows:

	Three Months Ended March 31,
	2023			2022
	Shares	Average Price per Share	Fair Value	Shares	Average Price per Share	Fair Value
Awards granted	464,186	$32.62	$15,140	106,324	$46.82	$4,978

There were an aggregate of 90,116 and 25,289 shares underlying RSAs and RSUs that became fully vested and were released as unrestricted shares of common stock during the three months ended March 31, 2023 and March 31, 2022, respectively. There were no forfeitures of RSAs or RSUs during the three months ended March 31, 2023 and March 31, 2022. There were an aggregate of 2,528,383 and 2,064,197 shares underlying outstanding RSAs and RSUs awards as of March 31, 2023 and March 31, 2022, respectively.

Stock Appreciation Rights— As of March 31, 2023, there were 3,000,000 units of stock appreciation rights (“SARs”) outstanding under the 2017 Plan. These SARs represent the right to receive, upon exercise, a payment equal to the excess of (a) the fair market value of one share of the Company’s common stock, over (b) an exercise price of $66.79, payable, at the Company’s election, in cash or shares of common stock. These SARs vest on the 5th anniversary of the date of grant based on achievement of performance hurdles over a five year period, subject to continued service on the vesting date. The performance hurdles are as follows:

SARs Stock Price Performance Hurdle	Portion of SARs Subject to Performance Hurdle
$133.58	1/3
$166.98	1/3
$200.37	1/3

The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date. None of the market conditions have been achieved as of March 31, 2023.

The SARs expire 10 years after the grant date. The fair value of these SARs at the grant date was $46.0 million. The weighted average remaining contract life of these SARs as of March 31, 2023 was 8.71 years.

Options—Options issued to all optionees under the 2017 Plan vest over 4-years from the date of issuance (or earlier vesting start date, as determined by the Board of Directors) as follows: one half on the second anniversary of date of grant and the remaining half on the fourth anniversary of the date of grant, with the exception of certain annual grants to certain executive officers, which vest annually over a 3-year and 1-year period. The following summarizes the options activity of the 2017 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding as of January 1, 2022	2,036,729	$26	$14	8.30	$91,030
Granted	547,884	44	16	—	—
Forfeited/ cancelled	(23,082)	36	—	—	—
Exercised	(11,547)	27	—	—	313
Outstanding as of March 31, 2022	2,549,984	30	14	8.46	59,955

Outstanding as of January 1, 2023	2,579,566	$31	$15	7.76	$37,292
Granted	233,955	32	14	—	—
Forfeited/ cancelled	(34,619)	35	—	—	—
Exercised	(101,279)	25	—	—	2,467
Outstanding as of March 31, 2023	2,677,623	$31	$15	7.78	$21,127
Exercisable at March 31, 2023	1,305,511	29	—	7.19	11,880

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation:

	March 31,	March 31,
	2023	2022
Common stock value (per share)	$32.16	$44.11
Expected volatility	33.79%	33.45%
Risk-free interest rate	3.72%	1.74%
Expected life (years)	7.00	6.33
Forfeiture rate	None	None
Dividend rate	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding as of January 1, 2022	897,674	$6	$2	4.37	$57,529
Exercised	(19,060)	6	—	—	821
Outstanding as of March 31, 2022	878,614	6	2	4.13	40,860

Outstanding as of January 1, 2023	855,695	$6	$2	3.31	$32,478
Exercised	(23,176)	9	—	—	963
Outstanding as of March 31, 2023	832,519	$6	$2	3.03	$24,393
Exercisable at March 31, 2023	832,519	6	—	3.03	24,393

Total shares outstanding from exercised options were 1,434,885 shares and 1,239,697 shares as of March 31, 2023 and March 31, 2022, respectively.

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	March 31,
	2023	2022
Montrose 2013 Stock Incentive Plan	832,519	878,614
Montrose 2017 Stock Incentive Plan(1)	8,722,930	7,893,918
Total	9,555,449	8,772,532

(1) In January 2023 and 2022, the Board of Directors ratified the addition of 1,189,801 and 1,185,112 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards. Shares reserved for future issuance include 3,000,000 shares underlying the 3,000,000 performance SARs granted in December 2021 that are subject to vesting based on the achievement of certain market conditions. Assuming achievement at the highest price performance hurdle, approximately 2,000,000 shares of common stock would be issued upon vesting of these performance SARs. To date, none of the market conditions have been achieved.

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of RSAs, RSUs, SARs and shares of common stock underlying stock options outstanding under the Plans. During the three months ended March 31, 2023 and March 31, 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding during the applicable period due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended
	March 31,
(In thousands, except for net loss per share)	2023	2022
Net loss	$(14,719)	$(7,536)
Convertible and redeemable series A-2 preferred stock dividend	(4,100)	(4,100)
Net loss attributable to common stockholders –basic and diluted	(18,819)	(11,636)
Weighted-average common shares outstanding – basic and diluted	29,857	29,662
Net loss per share attributable to common stockholders –basic and diluted	$(0.63)	$(0.39)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	March 31,
	2023(1)	2022(1)
Stock options	3,510,142	2,034,041
Restricted stock	2,151,785	1,777,958
Series A-2	4,735,220	4,329,640
SARs	3,000,000	3,000,000

_____________________________

(1) Includes 7,362,459 and 5,008,269 common stock equivalents that are out of the money as of March 31, 2023 and March 31, 2022, respectively.

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

Segment Adjusted EBITDA is the primary measure of operating performance for all three operating segments. Segment Adjusted EBITDA is the calculated Company’s Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”), adjusted to exclude certain transactions such as stock-based compensation, acquisition costs and fair value changes in financial instruments, amongst others. Beginning in the first quarter of 2023, the calculation of Segment adjusted EBITDA no longer adjusts for start-up losses and investment in new services as the Chief Operating Decision Maker (“CODM”) no longer reviews the Segment Adjusted EBITDA measure without these costs. The CODM does not review segment assets as a measure of segment performance.

During the first quarter of 2023, the Company determined to sell one of its specialty service lines within the lab testing business (the "Discontinuing Specialty Lab"), whose performance has been sporadic and whose service offering is non-core to the Company’s business. The Company expects the sale process to be completed by December 31, 2023. The discontinuation of this specialty service line, which is part of the Company's Measurement and Analysis segment, did not represent a strategic shift that had (or will have) a major effect on the Company’s operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

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

Segment revenues and Adjusted EBITDA consisted of the following:

	Three Months Ended March 31,
	2023			2022
			Segment			Segment
	Segment		Adjusted	Segment		Adjusted
	Revenues		EBITDA	Revenues		EBITDA(3)
Assessment, Permitting and Response	$52,214		$14,266	$45,600		$9,623
Measurement and Analysis	42,527	(1)	6,387	39,761	(1)	6,322	(2)
Remediation and Reuse	36,687		5,278	49,319		7,993
Total Operating Segments	131,428		25,931	134,680		23,938
Corporate and Other	—		(9,328)	—		(7,487)
Total	$131,428		$16,603	$134,680		$16,451

_____________________________________

(1) Includes revenue of $1.4 million and $5.6 million from the Discontinuing Specialty Lab, for the three months ended March 31, 2023 and March 31, 2022, respectively.
(2) Includes Adjusted EBITDA of $1.3 million from the Discontinuing Specialty Lab.

(3) Includes the add back of start-up losses and investment in new services of $0.8 million.

Presented below is a reconciliation of the Company’s segment measure to net loss:

	For the Three Months Ended March 31,
	2023		2022
Total	$16,603		$16,451
Interest expense, net	(1,541)		(1,092)
Income tax expense	(1,367)		(1,269)
Depreciation and amortization	(10,555)		(12,144)
Stock-based compensation	(13,035)		(10,425)
Start-up losses and investment in new services	—		(786)
Acquisition costs	(775)		(467)
Fair value changes in financial instruments	(1,873)		2,449
Fair value changes in business acquisition contingencies	398		21
Expenses related to financing transactions	(4)		(7)
Discontinuing Specialty Lab	(2,436)	(1)	—
Other losses or expenses	(134)		(267)
Net loss	$(14,719)		$(7,536)

__________________________

(1) Amounts consist of operating losses before depreciation related to the Discontinuing Specialty Lab.

19. RELATED-PARTY TRANSACTIONS

The Company did not have any related party transactions during the three months ended March 31, 2023 and March 31, 2022.

20. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of March 31, 2023, and December 31, 2022, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 5.0% of the participant’s compensation. Employer contributions under the 401(k) Savings Plan were $2.1 million and $1.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and are included within selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.

21. SUBSEQUENT EVENTS

Business Acquisitions—On May 1, 2023, the Company completed the business acquisition of GreenPath Energy LTD ("GreenPath") by acquiring 100.0% of its common stock. GreenPath is a leading optical gas imaging and fugitive emissions management services firm and is based in Calgary, Canada.

On April 28, 2023, the Company signed an arrangement agreement which provides for the acquisition of Matrix Solutions, Inc. ("Matrix") by acquiring 100.0% of its common stock. Matrix is one of Canada’s leading environmental and engineering consulting companies and is based in Calgary, Canada. This business acquisition is expected to close by the end of the second quarter 2023.

These transactions qualify as business acquisitions and will be accounted for as business combinations. The following table summarizes the main elements of the purchase price of these acquisitions:

				Total
	Cash (in CAD Dollars)		Common Stock (in CAD Dollars)	Purchase Price (in CAD Dollars)
GreenPath	$16,580	(1)	3,520	$20,100
Matrix	65,191	(2)	—	65,191

_________________________________________
(1) The cash portion of this acquisition's purchase price was funded through cash on hand.

(2) Upon closing, the cash portion of this acquisition's purchase price will funded through a combination of cash on hand and proceeds received from our revolving credit facility.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results or outcomes may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2022, or the 2022 Form 10-K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three months ended March 31, 2023 and March 31, 2022 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2022 Form 10-K.

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

Our Segments

We provide environmental services to our clients through three business segments—Assessment, Permitting and Response, Measurement and Analysis and Remediation and Reuse. For more information on each of our operating segments, see Item 1. “Business” in the 2022 Form 10-K.

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
(Revenues in thousands)	2023	2022
Acquisitions completed	2	2
Revenues attributable to acquisitions in the period	$967	$3,333
Percentage of revenues	0.7%	2.5%

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

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn outs could be significant. The amount of each for the three months ended March 31, 2023 and March 31, 2022, was:

	Three Months Ended March 31,
(in thousands)	2023	2022
Amortization expense	$7,240	$9,419
Acquisition-related costs	775	467
Fair value changes in business acquisition contingencies gain	(398)	(21)

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made earn-out payments of $30.0 million in March 2022 in connection with our CTEH acquisition. In connection with our Vista, Sensible, Environmental Standards, Huco and EAI acquisitions, we may make up to $9.5 million in aggregate earn-out payments between the years 2023 and 2026, of which up to $2.6 million may be paid only in cash, up to $5.5 million may be paid only in common stock and up to $1.5 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

COVID-19

To date, COVID-19 related adverse impacts such as temporarily delayed project start dates, particularly within our Remediation and Reuse segment, exiting certain service lines and employee quarantines have not had a material adverse effect on our reported results or our liquidity. On the other hand, we have seen benefits from COVID-19 given client demand for CTEH’s toxicology and response services, which represented a meaningful revenue stream, particularly in the year ended December 31, 2021 and, to a lesser extent, in 2022. COVID-19 revenues have continued to decline as the pandemic has subsided, which we may not be able to replace in future periods. Although many parts of our business saw some impact from COVID-19, in the aggregate, our overall business benefitted from COVID-19 during the three months ended March 31, 2023 and March 31, 2022, primarily as a result of COVID-19 response work performed by CTEH. COVID-19 has had an impact on our historical seasonality trends.

Organic Growth

We define organic growth as the change in revenues excluding revenues from CTEH, from acquisitions for the first twelve months following the date of acquisition and excluding revenues from businesses held for sale, disposed of or discontinued. As a result of the potential annual volatility in CTEH’s revenues due to the emergency response aspect of their business, we will no longer be including CTEH revenues in the calculation of organic growth. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in conjunction with revenue growth calculated in accordance with GAAP. We have grown organically over the long term and expect to continue to do so.

Discontinued Operations

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations, and that the services offered are consistent with the Company’s mission.

As part of this evaluation, during the first quarter of 2023, we determined to sell one of our specialty service lines within our lab testing business, the Discontinuing Specialty Lab, whose service offering is non-core to the Company’s business. The Discontinuing Specialty Lab, which is part of our Measurement and Analysis segment, generated revenues of $1.4 million and $5.6 million in the three months ended March 31, 2023 and March 31, 2022, respectively. We expect the sale process to be completed around December 31, 2023. The discontinuation of this specialty service line did not represent a strategic shift that had (or will have) a major effect on the Company’s operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

During the fourth quarter of 2022, we determined to exit our lab in Berkley, California and terminate the related positions. This discontinued start-up, which was included in our Measurement and Analysis segment, did not generate any material revenue during the three months ended March 31, 2022.

During the second quarter of 2022, we determined to exit all legacy water treatment and biogas operations and maintenance contracts, collectively, the Discontinued O&M Contracts, as well as the related positions. The work associated with these contracts is non-specialized and commoditized, and it was determined that the risk of facility failure taken on by the Company as the O&M contractor no longer justified the low margins in these contracts. Revenue from our water treatment and biogas operations and maintenance contracts, which were included in the results of our Remediation and Reuse segment, were $1.4 million in the three months ended March 31, 2022. This decision did not impact the Company’s specialized PFAS water treatment operations and maintenance contracts.

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

Financing Costs

On April 27, 2021, we entered into the 2021 Credit Facility and repaid all amounts outstanding under our prior credit facility. The 2021 Credit Facility consists of a $175.0 million term loan and a $125.0 million revolving credit facility. The revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. The interest rate on the 2021 Credit Facility varies depending on leverage, with a minimum of LIBOR plus 1.5% and a maximum of LIBOR plus 2.5%. Effective January 27, 2022, we entered into an interest rate swap transaction fixing the floating component of the interest rate on $100.0 million of borrowings to 1.39% until January 27, 2025.

Interest expense, net was $1.5 million and $1.1 million in the three months ended March 31, 2023 and March 31, 2022, respectively. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

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

Earnings Volatility

In addition to the impact of seasonality on earnings, the acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster, and the benefit from COVID-19 related work. The benefit from COVID-19 related work peaked in the quarter ended March 31, 2021 and has declined in each subsequent quarter. COVID-19 related revenue was $3.8 million and $21.4 million in the quarter ended March 31, 2023 and March 31, 2022, respectively. Demand for environmental emergency response or, to a lesser extent, COVID-19 related services provided by CTEH remains difficult to predict and as a result, we may have experienced revenues and earnings in prior years that are not indicative of future results, making those periods particularly difficult comparisons for future periods. We do however expect that, looking forward, the expectedly declining COVID-19 response revenues as compared to prior year periods will continue to be offset by other CTEH service line revenues, such as environmental emergency responses, as internal resources are freed up from the COVID-19 response work. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results.

Cybersecurity

As previously disclosed, on June 11, 2022 we were the target of an organized ransomware attack on our IT systems that led to the temporary disruption of our regular operations. The Company's financial systems are cloud based and were not affected. We engaged third party experts, including cyber legal counsel and a cybersecurity firm, to perform a fulsome forensic investigation of this attack and we promptly notified federal law enforcement. Based on the results of the investigation, we do not believe there has been any misuse of confidential or sensitive client data, have made notifications to clients, and have proactively addressed client concerns regarding our security environment. Furthermore, we have identified a limited number of individuals whose personally identifiable information may have been accessed from our systems and have made appropriate notifications to such individuals and required regulators. The Company has insurance coverage, subject to a $0.3 million deductible, against recovery costs and business interruption resulting from cyber-attacks. In January 2023, the Company received $1.0 million in business interruption insurance proceeds related to the cyber-attack. These proceeds partially offset the estimated $1.5 million cost of the cyber-attack recognized in the second and third quarter of 2022.

Results of Operations

For Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Statements of operations data:
Revenues	$131,428	$134,680
Cost of revenues (exclusive of depreciation and amortization)	81,633	88,386
Selling, general and administrative expense	49,613	41,807
Fair value changes in business acquisition contingencies	(398)	(21)
Depreciation and amortization	10,555	12,144
Loss from operations	$(9,975)	$(7,636)
Other (expense) income	(1,836)	2,461
Interest expense, net	(1,541)	(1,092)
Loss before income taxes	(13,352)	(6,267)
Income tax expense	1,367	1,269
Net loss	$(14,719)	$(7,536)
Series A-2 dividend payment	(4,100)	(4,100)
Net loss attributable to common stockholders	$(18,819)	$(11,636)
Weighted average number of shares — basic and diluted	29,857	29,662
Loss per share — basic and diluted	$(0.63)	$(0.39)

Revenues

For the three months ended March 31, 2023, we generated revenues of $131.4 million, a decrease of $3.3 million, or 2.4% over the three months ended March 31, 2022. The period over period decrease in revenues was driven by expected and significantly lower revenue from COVID-19 related services from our CTEH business, lower revenues in the Discontinuing Specialty Lab, the exiting of the Discontinued O&M Contracts, and the timing of projects in our Remediation and Reuse segment. These decreases were partially offset by organic growth in our Assessment, Permitting and Response and Measurement and Analysis segments, an increase in CTEH environmental response revenues unrelated to COVID-19, and acquisitions completed subsequent to the quarter ended March 31, 2022, which contributed revenues of $2.9 million. Revenue from CTEH was $30.8 million in the three months ended March 31, 2023 compared to $29.9 million in the three months ended March 31, 2022. Total revenue from COVID-19 related services was $3.8 million and $21.4 million in the three months ended March 31, 2023 and March 31, 2022, respectively. Revenue from the Discontinuing Specialty Lab, was $1.4 million and $5.6 million in the three months ended March 31, 2023 and March 31, 2022, respectively. The Discontinued O&M Contracts generated revenues of zero and $1.4 million in the three months ended March 31, 2023 and March 31, 2022, respectively. Revenue by segment and as a percentage of total revenues was as follows:

	Three Months Ended March 31,
	2023		2022
(Revenues in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$52,214	39.7%	$45,600	33.9%
Measurement and Analysis(1)	42,527	32.4	39,761	29.5
Remediation and Reuse	36,687	27.9	49,319	36.6
Total	$131,428		$134,680

_________________________________

(1)
Includes revenue of $1.4 million and $5.6 million from the Discontinuing Specialty Lab, for the three months ended March 31, 2023 and March 31, 2022, respectively. See “—Discontinued Operations” above.

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

For the three months ended March 31, 2023, cost of revenues was $81.6 million or 62.1% of revenues, and was comprised of direct labor of $42.6 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $16.0 million, field supplies, testing supplies and equipment rental costs of $13.5 million, project-related travel expenses of $4.8 million and other direct costs of $4.7 million.

For the three months ended March 31, 2022, cost of revenues was $88.4 million or 65.6% of revenues, and was comprised of direct labor of $38.8 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services)
of $19.1 million, field supplies, testing supplies and equipment rental costs of $21.8 million, project-related travel expenses of $4.0 million and other direct costs of $4.7 million.

For the three months ended March 31, 2023, cost of revenues as a percentage of revenue decreased 3.5% from the three months ended March 31, 2022, primarily as a result of a $8.3 million decrease in field and testing supplies and equipment rental costs due to a decline in the percentage of total revenue from certain large Remediation and Reuse projects and a decrease in direct labor attributable to a shift in roles and responsibilities as described under the Selling, General and Administrative Expense section below, partially offset by an increase in direct labor related to CTEH environmental response work unrelated to COVID-19 when compared to the prior year period.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the three months ended March 31, 2023, selling, general and administrative expense was $49.6 million, an increase of $7.8 million or 18.7% versus the three months ended March 31, 2022. This increase was primarily driven by an increase of approximately $4.4 million related to the impact of the shift of employee roles and responsibilities of certain employees from providing direct field support (and therefore included in cost of sales in 2022), to providing more specialized, multi-location overhead support functions (such as accounting, HR and management) and therefore included in selling general and administrative expenses in the current year. This change was driven by acquisitions and growth in our business. The increase was also driven by higher labor and medical benefit costs, primarily reflecting inflationary increases, an increase of $2.0 million in stock compensation expense, $1.0 million related to an increase in bad debt expense (which was a charge of $0.4 million in the current year, versus a credit of $0.6 million in the prior year), $0.5 million from selling, general and administrative expense pertaining to companies we acquired subsequent to the first quarter of 2022, $0.3 million related to an increase in the defined contribution plan, an increase in acquisition-related costs of $0.3 million, and the timing of certain external expenditures, which occurred later in the year in 2022. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

For the three months ended March 31, 2023, selling, general and administrative expense of $49.6 million was comprised of indirect labor of $24.7 million, stock-based compensation of $12.1 million, facilities costs of $4.9 million, and other costs (including software, travel, insurance, legal, consulting, audit services, bad debt and acquisition-related costs) of $7.9 million.

For the three months ended March 31, 2022, selling, general and administrative expense of $41.8 million was comprised of indirect labor of $19.5 million, stock-based compensation of $10.1 million, facilities costs of $4.4 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $7.8 million.

Fair Value Changes in Business Acquisition Contingencies

For the three months ended March 31, 2023, fair value changes in business acquisition contingencies resulted in a gain of $0.4 million. For the three months ended March 31, 2022, fair value changes in business acquisitions contingent consideration were not material.

See “—Key Factors that Affect Our Business and Our Results—Acquisitions” and Notes 7 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2023, was $10.6 million and was comprised of amortization of finite lived intangibles of $7.2 million, arising as a result of our acquisition activity, depreciation of property and equipment of $2.2 million and finance leases right-of-use asset amortization of $1.2 million.

Depreciation and amortization expense for the three months ended March 31, 2022, was $12.1 million and was comprised of amortization of finite lived intangibles of $9.4 million, arising as a result of our acquisition activity, depreciation of property and equipment of $1.8 million and finance leases right-of-use asset amortization of $0.9 million.

The decrease in amortization was primarily a result of lower intangible assets outstanding during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. The increases in depreciation of property and equipment and the amortization of finance leases were primarily a result of higher property and equipment and right of use assets outstanding during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other (Expense) Income

Other expense for the three months ended March 31, 2023 of $1.8 million was driven by a fair value adjustment on our interest rate swap of $1.0 million and by a fair value adjustment to the Series A-2 preferred stock conversion option of $0.9 million.

Other income of $2.5 million for the three months ended March 31, 2022 was driven by a gain related to the fair value adjustment on our interest rate swap of $3.0 million, which was partially offset by an expense of $0.6 million related to the fair value adjustment of the Series A-2 preferred stock conversion option.

See Notes 13 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the three months ended March 31, 2023, was $1.5 million, compared to $1.1 million for the three months ended March 31, 2022. The increase in interest expense was primarily due to the higher interest rate on the 2021 Credit Facility, partially offset by lower debt balances. Weighted average interest rates as of March 31, 2023 and March 31, 2022 were 6.1% and 1.8%, respectively. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

Income tax expense was $1.4 million and $1.3 million during the three months ended March 31, 2023 and March 31, 2022.

Segment Results of Operations

For Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023				2022
(in thousands, except percentages)	Segment Revenues		Segment Adjusted EBITDA (1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues		Segment Adjusted EBITDA(1)(5)		Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$52,214		$14,266	27.3%	$45,600		$9,623		21.1%
Measurement and Analysis	42,527	(3)	6,387	15.0	39,761	(3)	6,322	(4)	15.9
Remediation and Reuse	36,687		5,278	14.4	49,319		7,993		16.2
Total Operating Segments	$131,428		$25,931	19.7%	$134,680		$23,938		17.8%
Corporate and Other	—		(9,328)	n/a	—		(7,487)		n/a

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
(3)
Includes revenue of $1.4 million and $5.6 million from the Discontinuing Specialty Lab, for the three months ended March 31, 2023 and March 31, 2022, respectively. See “—Discontinued Operations” above.
(4)
Includes Adjusted EBITDA of $1.3 million from the Discontinuing Specialty Lab. See “—Discontinued Operations” above.
(5)
Includes the add back of start-up losses and investment in new services of $0.8 million. See Note 18 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Revenues

Assessment, Permitting and Response segment revenues for the three months ended March 31, 2023 were $52.2 million, an increase of $6.6 million or 14.5% compared to $45.6 million for the three months ended March 31, 2022. The increase was driven by organic growth, growth in environmental response revenues from CTEH unrelated to COVID-19 of $18.5 million, and revenues of $1.2 million from acquisitions completed subsequent to the quarter ended March 31, 2022, partially offset by expected significantly lower COVID-19 related services. CTEH revenues were $30.8 million in the three months ended March 31, 2023 compared to $29.9 million in the three months ended March 31, 2022. Total revenue from COVID-19 related services was $3.8 million and $21.4 million in the three months ended March 31, 2023 and March 31, 2022, respectively.

Measurement and Analysis segment revenues for the three months ended March 31, 2023 were $42.5 million, an increase of $2.7 million or 7.0% compared to revenues for the three months ended March 31, 2022 of $39.8 million. The increase was driven primarily by organic growth as a result of strong demand for our testing services, partially offset by a $4.1 million decline in revenues from the Discontinuing Specialty Lab.

Remediation and Reuse segment revenues for the three months ended March 31, 2023 were $36.7 million, a decrease of $12.6 million or 25.6% compared to revenues for the three months ended March 31, 2022 of $49.3 million. The expected decrease was a result of the timing of the completion of certain high dollar value projects throughout 2022 when compared to the 2023 period, as well as the exiting of Discontinued O&M Contracts in the second quarter of 2022, which generated revenues of $1.4 million in the three months ended March 31, 2022. The decrease was partially offset by $1.7 million in revenues from acquisitions completed subsequent to the quarter ended March 31, 2022.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $14.3 million for the three months ended March 31, 2023, compared to $9.6 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 and March 31, 2022, Segment Adjusted EBITDA margin was 27.3% and 21.1%, respectively. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily due to favorable revenue mix (e.g., CTEH environmental response revenues generate higher margins than COVID-19 related revenues, and select advisory services with higher margins and higher growth rates) during the three months ended March 31, 2023 when compared to the three months ended March 31, 2022.

Measurement and Analysis Segment Adjusted EBITDA, was $6.4 million for the three months ended March 31, 2023, an increase of $0.1 million compared to Segment Adjusted EBITDA of $6.3 million for the three months ended March 31, 2022. Excluding Adjusted EBITDA from the Discontinuing Specialty Lab, Segment Adjusted EBITDA was $6.4 million and $5.1 million for the three months ended March 31, 2023 and March 31, 2022, an increase of $1.3 million. For the three months ended March 31, 2023 and March 31, 2022 Segment Adjusted EBITDA margin was 15.0% and 15.9%, respectively. The increase in Segment Adjusted EBITDA was due to higher revenues and the margin benefit of higher pricing, whereas the decrease in Segment Adjusted EBITDA margin was due to a decrease in revenues and Adjusted EBITDA in the Discontinuing Specialty Lab. Excluding the Discontinuing Specialty Lab, Segment Adjusted EBITDA margin for the three months ended March 31, 2023 and March 31, 2022 was 15.6% and 14.9%, respectively, reflecting strong demand for our testing services and the benefit of pricing.

Remediation and Reuse Segment Adjusted EBITDA for the three months ended March 31, 2023 was $5.3 million, a decrease of $2.7 million compared to Segment Adjusted EBITDA for the three months ended March 31, 2022 of $8.0 million. For the three months ended March 31, 2023 and March 31, 2022 Segment Adjusted EBITDA margin was 14.4% and 16.2%, respectively. The decrease in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was a result of expected lower revenues.

Corporate and other costs were $9.3 million for the three months ended March 31, 2023 compared to $7.5 million for the three months ended March 31, 2022. The cost increase was driven by higher investments in IT infrastructure and information security in the three months ended March 31, 2023, a $0.5 million credit for bad debt in the prior year period, and the timing of certain third-party expenses.

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

Our principal sources of liquidity have been borrowings under our credit facilities, other borrowing arrangements, proceeds from the issuance of common and preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. For example, the CTEH acquisition agreement included an earn-out provision that provided for the payment of contingent consideration based on CTEH’s results in excess of a specified target. CTEH fully achieved the target in 2021 and the $30.0 million payment was paid in cash in the first quarter of 2022. We may also make up to $9.5 million in aggregate earn-out payments between the years 2023 and 2026 in connection with the acquisitions of Vista, Sensible, Environmental Standards, Huco, and EAI, of which up to $2.6 million may be paid only in cash, up to $5.5 million may be paid only in common stock and up to $1.5 million may be paid in cash or, at our option, in common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the short- and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$3,029	$(18,328)
Net cash used in investing activities	(11,727)	(15,005)
Net cash used in financing activities	(4,654)	(19,715)
Change in cash and cash equivalents	$(13,352)	$(53,048)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the three months ended March 31, 2023, net cash provided by operating activities was $3.0 million compared to net cash used in operating activities of $18.3 million for the three months ended March 31, 2022. Cash used in operating activities for the three months ended March 31, 2022 includes payment of contingent consideration of $19.5 million. Excluding payment of contingent consideration, cash provided by operating activities was $1.2 million in the prior year period. The period-over-period increase of $1.8 million, excluding the impact of contingent consideration, was primarily due to an increase in working capital in the current period of $9.7 million versus an increase in working capital in the prior year period of $12.5 million, partially offset by lower earnings before non-cash items of $0.9 million.

Working capital increased by $9.7 million in the three months ended March 31, 2023, primarily due to a decrease in accounts payable and other accrued liabilities of $11.6 million, (primarily as a result of lower contract liabilities due to the timing of project completion), a decrease in accrued payroll and benefits of $4.4 million, and an increase in prepaid expenses and other current assets of $3.4 million, partially offset by a decrease in accounts receivable and contract assets of $9.6 million.

Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $11.7 million, primarily driven by cash paid for the acquisitions of Frontier and EAI, net of cash acquired, of $6.5 million, as well as purchases of property and equipment for cash consideration and proprietary software development of $4.8 million and payment of assumed purchase price obligations of $0.5 million.

For the three months ended March 31, 2022, net cash used in investing activities was $15.0 million, primarily driven by cash paid for the acquisitions of Environmental Standards and IAG, net of cash acquired, of $14.3 million, as well as payment of assumed purchase price obligations of $0.6 million.

Financing Activities

For the three months ended March 31, 2023, net cash used in financing activities was $4.7 million. Cash used in financing activities was driven by the quarterly dividends on the Series A-2 preferred stock of $4.1 million, the term loan amortization payments of $2.2 million related to our 2021 Credit Facility, and the repayment of finance leases of $1.0 million, partially offset by proceeds received from the exercise of stock options of $2.7 million.

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

Credit Facilities

2021 Credit Facility

On April 27, 2021, we entered into a Senior Secured Credit Agreement, or the 2021 Credit Facility, providing for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving credit facility, and used a portion of the proceeds to repay all amounts outstanding under the prior credit facility. The 2021 revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. We have the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

The 2021 Credit Facility term loan must be repaid in quarterly installments. The 2021 Credit Facility term loan and the revolver bear interest subject to the Company’s leverage ratio and LIBOR. The Company is currently in discussions regarding the transition of LIBOR to an adjusted benchmark rate to be effective on or before June 30, 2023. The transition to an adjusted interest rate is not expected to materially impact the interest rate paid by the Company.

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

Our obligations under the 2021 Credit Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The 2021 Credit Facility includes a number of covenants imposing certain restrictions on our business. The 2021 Credit Facility also includes financial covenants requiring us to remain below a maximum total net leverage ratio and a minimum fixed charge coverage ratio. As of March 31, 2023 and March 31, 2022, our consolidated total leverage ratio was 1.4 times and 1.8 times, respectively, and we were in compliance with all covenants under the 2021 Credit Facility.

The weighted average interest rate on the 2021 Credit Facility for the three months ended March 31, 2023 and March 31, 2022 was 6.1% and 1.8%, respectively.

The 2021 Credit Facility contains a mandatory prepayment feature upon a number of events, including with the proceeds of certain asset sales and proceeds from the issuance of any debt.

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Series A-2 Preferred Stock

On April 13, 2020, we issued 17,500 shares of the Series A-2 preferred stock with a par value of $0.0001 per share and a warrant to purchase common stock, in exchange for $175.0 million. The Series A-2 preferred stock does not mature or have a cash repayment obligation; however, it is redeemable at our option. The Series A-2 preferred stock becomes convertible into our common stock beginning on the four-year anniversary of the Series A-2 preferred stock issuance. Upon the four-year anniversary of the issuance, holders of Series A-2 preferred stock may convert up to $60.0 million of such shares into our common stock at a conversion rate discounted to 85.0% of the volume weighted average trading value, with the permitted amount of Series A-2 preferred stock to be converted increasing at each subsequent anniversary of the issuance until the sixth anniversary, after which all of the Series A-2 preferred stock may be converted at the holder’s option. The Series A-2 preferred stock is subject to a 9.0% interest rate per annum with required quarterly cash payments. If permitted under our existing debt facilities, we must pay the Series A-2 preferred stock dividend in cash each quarter.

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

Critical Accounting Policies and Estimates

Our 2022 Form10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no material changes to those critical accounting policies and estimates as disclosed therein, other than as described in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and LIBOR. Based on our overall interest rate exposure to variable rate debt outstanding as of March 31, 2023, which factors in our interest rate swap on $100.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan and revolver would increase annual income (loss) before income taxes by approximately $0.6 million.

Inflation Risk

We experienced higher labor and significantly higher travel and other direct costs in the fiscal year ended December 31, 2022 as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, but the timing of these price increases has lagged behind our cost increases due to the longer term nature of these contracts. We expect to continue to raise prices if direct costs continue to increase. Although inflation has increased our Selling, general and administrative expense, impacting margins and Segment Adjusted EBITDA, in the three months ended March 31, 2023, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from the risk factors disclosed in our 2022 Form 10-K. The risks described in our 2022 Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks facing we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL (included as Exhibit 101)

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

Montrose Environmental Group, Inc.

Date: May 10, 2023	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer