Form 10-Q
period 2023-06-30
Montrose Environmental Group, Inc.
filed 2023-08-09
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 30,154,844 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$23,307	$89,828
Accounts receivable—net	103,720	94,711
Contract assets	57,114	52,403
Prepaid and other current assets	16,469	10,986
Total current assets	200,610	247,928
NON-CURRENT ASSETS:
Property and equipment—net	57,106	36,045
Operating lease right-of-use asset—net	44,040	26,038
Finance lease right-of-use asset—net	11,488	9,840
Goodwill	368,563	323,868
Other intangible assets—net	137,369	142,107
Other assets	6,489	6,088
TOTAL ASSETS	$825,665	$791,914
LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$66,430	$63,412
Accrued payroll and benefits	25,607	20,528
Business acquisitions contingent consideration, current	4,119	3,801
Current portion of operating lease liabilities	11,271	7,895
Current portion of finance lease liabilities	4,014	3,775
Current portion of long-term debt	13,149	12,031
Total current liabilities	124,590	111,442
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	2,311	4,454
Other non-current liabilities	120	13
Deferred tax liabilities—net	7,446	5,742
Conversion option	27,155	25,731
Operating lease liability—net of current portion	34,754	19,437
Finance lease liability—net of current portion	7,379	6,486
Long-term debt—net of deferred financing fees	155,976	152,494
Total liabilities	$359,731	$325,799
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 at June 30, 2023 and December 31, 2022; aggregate liquidation preference of $182.2 million at June 30, 2023 and December 31, 2022	152,928	152,928
STOCKHOLDERS’ EQUITY:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at June 30, 2023 and December 31, 2022; issued and outstanding shares: 30,091,479 and 29,746,793 at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	514,494	492,676
Accumulated deficit	(201,390)	(179,497)
Accumulated other comprehensive (loss) income	(98)	8
Total stockholders’ equity	313,006	313,187
TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$825,665	$791,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUES	$159,101	$139,910	$290,529	$274,590
COST OF REVENUES (exclusive of depreciation and amortization shown below)	98,196	90,429	179,829	178,815
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	55,247	46,456	104,860	88,263
FAIR VALUE CHANGES IN BUSINESS ACQUISITION CONTINGENCIES	353	(3,510)	(45)	(3,531)
DEPRECIATION AND AMORTIZATION	11,398	12,280	21,953	24,424
LOSS FROM OPERATIONS	(6,093)	(5,745)	(16,068)	(13,381)
OTHER (EXPENSE) INCOME
Other income (expense)—net	947	343	(889)	2,804
Interest expense—net	(1,877)	(1,518)	(3,418)	(2,610)
Total other (expense) income—net	(930)	(1,175)	(4,307)	194
LOSS BEFORE EXPENSE FROM INCOME TAXES	(7,023)	(6,920)	(20,375)	(13,187)
INCOME TAX EXPENSE	151	831	1,518	2,100
NET LOSS	$(7,174)	$(7,751)	$(21,893)	$(15,287)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	(118)	(84)	(106)	(3)
COMPREHENSIVE LOSS	(7,292)	(7,835)	(21,999)	(15,290)
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(4,100)	(4,100)	(8,200)	(8,200)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(11,274)	(11,851)	(30,093)	(23,487)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— BASIC AND DILUTED	30,047	29,678	29,952	29,670
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— BASIC AND DILUTED	$(0.38)	$(0.40)	(1.00)	$(0.79)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible and Redeemable
	Series A-2 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE—December 31, 2021	17,500	$152,928	29,619,921	$—	$464,143	$(147,678)	$36	$316,501
Net loss	—	—	—	—	—	(7,536)	—	(7,536)
Stock-based compensation	—	—	—	—	10,425	—	—	10,425
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	55,896	—	429	—	—	429
Accumulated other comprehensive income	—	—	—	—	—	—	45	45
BALANCE—March 31, 2022	17,500	$152,928	29,675,817	$—	$470,897	$(155,214)	$81	$315,764
Net loss	—	—	—	—	—	(7,751)	—	(7,751)
Stock-based compensation	—	—	—	—	10,932	—	—	10,932
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	3,575	—	54	—	—	54
Accumulated other comprehensive loss	—	—	—	—	—	—	(48)	(48)
BALANCE—June 30, 2022	17,500	$152,928	29,679,392	$—	$477,783	$(162,965)	$33	$314,851

BALANCE—December 31, 2022	17,500	$152,928	29,746,793	$—	$492,676	$(179,497)	$8	$313,187
Net loss	—	—	—	—	—	(14,719)	—	(14,719)
Stock-based compensation	—	—	—	—	13,035	—	—	13,035
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	214,571	—	2,690	—	—	2,690
Accumulated other comprehensive income	—	—	—	—	—	—	12	12
BALANCE—March 31, 2023	17,500	$152,928	29,961,364	$—	$504,301	$(194,216)	$20	$310,105
Net loss	—	—	—	—	—	(7,174)	—	(7,174)
Stock-based compensation	—	—	—	—	11,090	—	—	11,090
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	130,115	—	3,203	—	—	3,203
Accumulated other comprehensive loss	—	—	—	—	—	—	(118)	(118)
BALANCE—June 30, 2023	17,500	$152,928	30,091,479	$—	$514,494	$(201,390)	$(98)	$313,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(21,893)	$(15,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision (recovery) for bad debt	1,824	(171)
Depreciation and amortization	21,953	24,424
Amortization of right-of-use asset	5,041	4,582
Stock-based compensation expense	24,125	21,357
Fair value changes in financial instruments	1,008	(2,856)
Fair value changes in business acquisition contingencies	(45)	(3,531)
Deferred income taxes	1,518	2,100
Other	1,134	370
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	2,078	8,248
Prepaid expenses and other current assets	(1,673)	(433)
Accounts payable and other accrued liabilities	(5,553)	(10,171)
Accrued payroll and benefits	411	(7,794)
Payment of contingent consideration	(611)	(19,457)
Change in operating leases	(4,805)	(4,323)
Net cash provided by (used in) operating activities	24,512	(2,942)
INVESTING ACTIVITIES:
Purchases of property and equipment	(20,951)	(3,501)
Proprietary software development and other software costs	(2,041)	(147)
Proceeds from insurance	86	277
Payment of purchase price true ups	(1,027)	(631)
Cash paid for acquisitions—net of cash acquired	(63,050)	(14,328)
Net cash used in investing activities	(86,983)	(18,330)
FINANCING ACTIVITIES:
Proceeds from the aircraft loan	10,935	—
Repayment of term loan	(6,597)	(6,563)
Payment of contingent consideration	(1,194)	(10,722)
Repayment of finance leases	(2,198)	(1,911)
Proceeds from issuance of common stock for exercised stock options	3,295	483
Dividend payment to the Series A-2 shareholders	(8,200)	(8,200)
Payments of deferred offering costs	—	(183)
Net cash used in financing activities	(3,959)	(27,096)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(66,430)	(48,368)
Foreign exchange impact on cash balance	(91)	41
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	89,828	146,741
End of period	$23,307	$98,414
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$2,937	$3,196
Cash paid for income tax	$1,261	$699
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$2,304	$1,408
Property and equipment purchased under finance leases	$3,326	$1,273
Common stock issued to acquire new businesses	$2,598	$—
Acquisitions unpaid contingent consideration	$6,430	$6,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business— Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 100 offices across the United States, Canada, Australia and Europe and approximately 3,600 employees as of June 30, 2023.

Montrose is an environmental services company serving the recurring environmental needs of a diverse client base, including Fortune 500 companies and federal, state and local governments through the following three segments:

Assessment, Permitting and Response—Through its Assessment, Permitting and Response segment, Montrose primarily provides scientific advisory and consulting services to support environmental assessments, environmental emergency response, and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. The Company’s technical advisory and consulting offerings include regulatory compliance support and planning, environmental, ecosystem and toxicological assessments and support during responses to environmental disruption. Montrose helps clients navigate regulations at the local, state, provincial and federal levels.

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

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements—In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The new guidance was adopted as of January 1, 2023 and did not have a material impact on the Company’s unaudited condensed consolidated financial statements; however it may impact the accounting for future acquisitions. The future impact of this new guidance will be primarily a function of the facts and circumstances specific to any acquisitions consummated after adoption and therefore cannot be predicted.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as London Interbank Offered Rate (“LIBOR”). In May 2023, the Company adopted the guidance when it amended certain of its agreements to transition from LIBOR to a Secured Overnight Financing Rate (“SOFR”) (Note 12). The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

The following table presents the Company’s contract balances:

	June 30,	December 31,
	2023	2022
Contract assets	$57,114	$52,403
Contract liabilities	11,333	18,549

Contract assets acquired through business acquisitions amounted to $2.2 million and $1.7 million as of June 30, 2023 and December 31, 2022, respectively. No material contract liabilities were acquired through business acquisitions as of June 30, 2023 and December 31, 2022.

Revenue recognized during the three and six months ended June 30, 2023, included in the contract liabilities balance at the beginning of the year was $0.5 million and $13.3 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of June 30, 2023 and December 31, 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $82.3 million and $100.4 million, respectively. As of June 30, 2023, the Company expected to recognize approximately $64.8 million of this amount as revenue within a year and $17.5 million the year after.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	June 30, 2023	December 31, 2022
Accounts receivable, invoiced	$106,245	$95,055
Accounts receivable, other	981	1,571
Allowance for doubtful accounts	(3,506)	(1,915)
Accounts receivable—net	$103,720	$94,711

The Company did not have any customers that exceeded 10.0% of its gross receivables as of June 30, 2023 and December 31, 2022. During the three and six months ended June 30, 2023 the Company had one customer who accounted for 12.3% and 10.4% of revenue, respectively. For the three and six months ended June 30, 2022, the Company had one customer who accounted for 16.1% and 16.7% of revenue, respectively. The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)	Charged to Allowance	Other(1)	Ending Balance
Six months ended June 30, 2023	$1,915	$1,824	$(233)	$—	$3,506
Year ended December 31, 2022	4,581	(1,097)	(1,696)	127	1,915

____________________

(1)
This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	June 30,	December 31,
	2023	2022
Deposits	$1,614	$1,394
Prepaid expenses	8,298	5,266
Supplies	4,889	3,632
Income tax receivable	1,668	694
Prepaid and other current assets	$16,469	$10,986

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

Property and equipment, net, consisted of the following:

	Estimated	June 30,	December 31,
	Useful Life	2023	2022
Lab and test equipment	7 years	$24,096	$21,171
Vehicles	5 years	5,842	5,732
Equipment	3-7 years	48,059	40,940
Furniture and fixtures	7 years	3,206	2,841
Leasehold improvements	7 years	9,425	8,576
Aircraft	10-20 years	12,212	931
Building	39 years	6,112	2,975
		108,952	83,166
Land		725	725
Construction in progress		2,566	3,150
Less accumulated depreciation		(55,137)	(50,996)
Total property and equipment— net		$57,106	$36,045

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $2.6 million and $4.8 million for the three and six months ended June 30, 2023, respectively, and $1.8 million and $3.6 million for the three and six months ended June 30, 2022, respectively.

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

The components of lease expense were as follows:

		For the Three Months Ended June 30,
	Statement of Operations Location	2023	2022
Operating lease cost
Lease cost	Selling, general and administrative expense	$2,804	$2,500
Variable lease cost	Selling, general and administrative expense	299	190
Total operating lease cost		3,103	2,690

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	1,429	1,012
Interest on lease liabilities	Interest expense—net	171	108
Total finance lease cost		1,600	1,120
Total lease cost		$4,703	$3,810

		For the Six Months Ended June 30,
	Statement of Operations Location	2023	2022
Operating lease cost
Lease cost	Selling, general and administrative expense	$5,545	$4,951
Variable lease cost	Selling, general and administrative expense	625	557
Total operating lease cost		6,170	5,508

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	2,583	1,951
Interest on lease liabilities	Interest expense—net	301	220
Total finance lease cost		2,884	2,171
Total lease cost		$9,054	$7,679

Supplemental cash flows information related to leases was as follows:

	For the Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$5,306	$4,741
Operating cash flows used in finance leases	301	220
Financing cash flows used in finance leases	2,198	1,911

Lease liabilities arising from new ROU assets:
Operating leases	23,831	10,478
Finance leases	3,326	1,273

Weighted average remaining lease terms and weighted average discount rates were:

	June 30, 2023
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.49	3.33
Weighted average discount rate	2.80%	5.76%

	June 30, 2022
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.68	3.00
Weighted average discount rate	2.53%	4.85%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2023	$6,239	$2,530
2024	11,546	3,824
2025	8,960	2,865
2026	7,028	2,134
2027	4,867	1,058
2028 and thereafter	10,322	146
Total undiscounted future minimum lease payments	48,962	12,557
Less imputed interest	(2,937)	(1,164)
Total discounted future minimum lease payments	$46,025	$11,393

7. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired certain businesses during the six months ended June 30, 2023 and during the year ended December 31, 2022. The results of each of those acquired businesses are included in the unaudited condensed consolidated financial statements beginning on the acquisition date. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

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

The Company may be required to make up to $7.7 million in aggregate earn-out payments between the years 2023 and 2026 in connection with certain of its business acquisitions, of which up to $0.8 million may be paid only in cash, up to $5.5 million may be paid only in common stock and up to $1.5 million may be paid, at the Company’s option, in cash or common stock.

Transaction costs related to business combinations totaled $2.7 million and $3.5 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Acquisitions Completed During the Six Months Ended June 30, 2023

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

GreenPath Energy LTD (“GreenPath”) —In May 2023, the Company completed the acquisition of GreenPath by acquiring 100.0% of its common stock. GreenPath is a leading optical gas imaging and fugitive emissions management services firm and is based in Calgary, Canada.

Matrix Solutions, Inc. ("Matrix") —In June 2023, the Company completed the acquisition of Matrix by acquiring 100.0% of its common stock. Matrix is one of Canada’s leading environmental and engineering consulting companies and is based in Calgary, Canada.

The following table summarizes the elements of the purchase price of the acquisitions completed during the six months ended June 30, 2023:

	Cash	Common Stock	Other Purchase Price Components		Contingent Consideration	Total Purchase Price
Matrix	$46,563	$—	$2,019	(1)	$—	$48,582
All other 2023 acquisitions	18,774	2,598	111		25	21,508
Total	$65,337	$2,598	$2,130		$25	$70,090

____________________

(1)
Includes $1.3 million in holdback amounts payable to the seller. Cash funds to be used for payment have been classified as restricted cash in the Company's unaudited condensed consolidated statement of financial position.

The upfront cash payment made to acquire the acquisitions completed during the six months ended June 30, 2023 was funded through cash on hand. The other purchase price components mainly consist of deferred purchase price liabilities and surplus working capital amounts.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	Matrix(1)	All other 2023 acquisitions(1)	Total(1)
Cash	$1,524	$763	$2,287
Accounts receivable and contract assets	15,752	3,119	18,871
Other current assets	2,094	369	2,463
Current assets	19,370	4,251	23,621
Property and equipment	2,231	1,492	3,723
Operating lease right-of-use asset	14,760	46	14,806
Customer relationships	—	6,797	6,797
Trade names	—	151	151
Covenants not to compete	—	454	454
Other intangible assets	—	444	444
Goodwill	36,118	8,763	44,881
Total assets	72,479	22,398	94,877
Current liabilities	11,267	858	12,125
Operating lease liability—net of current portion	12,500	32	12,532
Other non-current liabilities	130	—	130
Total liabilities	23,897	890	24,787
Purchase price	$48,582	$21,508	$70,090

___________________________________

(1) The Company is continuing to obtain information to complete the valuation of certain of these acquisitions' assets and liabilities.

The weighted average useful lives for GreenPath's identifiable customer relationships, tradenames, covenants not to compete, and proprietary software are 12 years, 1 year, 5 years, and 5 years, respectively. The weighted average useful lives for all of the other acquisitions identifiable customer relationships, tradenames, and covenants not to compete are 7 years, 2 years, and 5 years, respectively.

Goodwill associated with the Frontier acquisition is deductible for income tax purposes.

Frontier and GreenPath are included in the Company’s Measurement and Analysis segment. EAI and Matrix are included in the Company’s Remediation and Reuse segment.

For the acquisitions completed during the six months ended June 30, 2023, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2023 includes revenue of $10.6 million and $11.6 million, respectively, and pre-tax income of $0.8 million and $1.0 million, respectively, related to these acquisitions.

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

During the six months ended June 30, 2023, measurement period adjustments of $0.2 million were recorded to goodwill as a result of the Company’s efforts to complete the valuation of certain acquired assets and assumed liabilities (Note 8).

Supplemental Unaudited Pro-Forma—The unaudited condensed consolidated financial information summarized in the following table gives effect to the 2023 and the 2022 acquisitions discussed above assuming they occurred on January 1, 2022. These unaudited consolidated pro-forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro-forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2022, nor does the information purport to reflect results for any future period.

	For the Three Months Ended June 30,
	2023			2022
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$159,101	$9,851	$168,952	$139,910	$24,159	$164,069
Net (loss) income	(7,174)	(225)	(7,399)	(7,751)	1,368	(6,383)

	For the Six Months Ended June 30,
	2023			2022
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma
Revenues	$290,529	$24,622	$315,151	$274,590	$42,910	$317,500
Net (loss) income	(21,893)	358	(21,535)	(15,287)	1,470	(13,817)

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2022	$185,116	$86,205	$52,547	$323,868
Goodwill acquired during the period	—	7,146	37,735	44,881
Acquisitions measurement period adjustments	(170)	(6)	12	(164)
Foreign currency translation impact	—	—	(22)	(22)
Balance as of June 30, 2023	$184,946	$93,345	$90,272	$368,563

Amounts related to finite-lived intangible assets are as follows:

June 30, 2023	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$214,821	$105,385	$109,436
Covenants not to compete	4-5 years	33,996	29,675	4,321
Trade names	1-5 years	22,213	19,371	2,842
Proprietary software	3-5 years	25,135	17,715	7,420
Patent	16 years	17,479	4,129	13,350
Total other intangible assets —net		$313,644	$176,275	$137,369

December 31, 2022	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$208,024	$95,768	$112,256
Covenants not to compete	4-5 years	33,542	28,280	5,262
Trade names	1-5 years	22,061	18,256	3,805
Proprietary software	3-5 years	22,698	15,810	6,888
Patent	16 years	17,479	3,583	13,896
Total other intangible assets —net		$303,804	$161,697	$142,107

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $7.4 million and $14.6 million for the three and six months ended June 30, 2023, respectively, and $9.5 million and $18.9 million for the three and six months ended June 30, 2022, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2023 (remaining)	$14,027
2024	25,239
2025	18,349
2026	14,498
2027	13,921
Thereafter	51,335
Total	$137,369

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accounts payable	$27,813	$25,353
Accrued expenses	22,629	14,754
Other business acquisitions purchase price obligations	1,085	1,185
Contract liabilities	11,333	18,549
Other current liabilities	3,570	3,571
Total accounts payable and other accrued liabilities	$66,430	$63,412

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued bonuses	$9,273	$8,624
Accrued paid time off	1,556	1,088
Accrued payroll	12,432	8,410
Accrued other	2,346	2,406
Total accrued payroll and benefits	$25,607	$20,528

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was (2.2)% and (7.5)% for the three and six months ended June 30, 2023, respectively, and (12.0)% and (15.9)% for the three and six months ended June 30, 2022, respectively. Income tax expense recorded by the Company during the three and six months ended June 30, 2023 was $0.2 million and $1.5 million, respectively. Income tax expense recorded by the Company during the three and six months ended June 30, 2022 was $0.8 million and $2.1 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of June 30, 2023, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of June 30, 2023. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

12. DEBT

Debt consisted of the following:

	June 30,	December 31,
	2023	2022
Term loan facility	$159,687	$166,250
Revolving line of credit	—	—
Aircraft loan	10,935	—
Less deferred debt issuance costs	(1,497)	(1,725)
Total debt	169,125	164,525
Less current portion of long-term debt	(13,149)	(12,031)
Long-term debt, less current portion	$155,976	$152,494

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

Repayments of quarterly installments were scheduled to begin with the quarter ended December 31, 2021. The first quarterly installment repayment, amounting to $2.2 million, was paid in January 2022. Exclusive of the payment made in respect of the quarter ended December 31, 2021, the quarterly installment repayments for the six months ended June 30, 2022 amounted to $4.4 million. The December 31, 2022 installment repayment, amounting to $2.2 million, was paid in January 2023. Exclusive of the payment made in respect of the quarter ended December 31, 2022, the quarterly installment repayments for the six months ended June 30, 2023 amounted to $4.4 million.

On May 31, 2023, the Company amended its 2021 Credit Facility agreement to transition the reference rate from LIBOR to SOFR. The transition to SOFR did not materially impact the interest rate paid by the Company or change any material terms of the 2021 Credit Facility.

The 2021 Credit Facility term loan and the revolving line of credit bear interest subject to the applicable spread based on Company’s leverage ratio and SOFR plus 0.10% as follows:

Pricing Tier	Consolidated Leverage Ratio	Senior Credit Facilities SOFR Spread	Senior Credit Facilities Base Rate Spread	Commitment Fee	Letter of Credit Fee
1	≥ 3.75x to 1.0	2.50%	1.50%	0.25%	2.50%
2	< 3.75x to 1.0 but ≥ 3.25 to 1.0	2.25	1.25	0.23	2.25
3	<3.25x to 1.0 but ≥ 2.50 to 1.0	2.00	1.00	0.20	2.00
4	<2.50x to 1.0 but ≥ 1.75 to 1.0	1.75	0.75	0.15	1.75
5	<1.75x to 1.0	1.50	0.50	0.15	1.50

On May 30, 2023, the Company amended the interest rate swap transaction it entered into on January 27, 2022 (the "2022 Interest Rate Swap"), to convert the floating component of the interest rate on $100.0 million of borrowings to 1-Month Term SOFR and a new coupon of 1.319% until January 27, 2025. Prior to the amendment, the floating component of the interest rate was subject to LIBOR and a coupon of 1.39%. The transition to SOFR did not materially impact the interest rate paid by the Company or change any material terms of the 2022 Interest Rate Swap.

Further, on May 30, 2023, the Company entered into a second interest rate swap transaction fixing the floating component of the interest rate on an additional $70.0 million of borrowings to 1-Month Term SOFR and a coupon of 3.88% until April 27, 2026.

Additionally, effective September 1, 2022, the Company received an interest rate reduction of 0.05% under the 2021 Credit Facility based on the Company’s achievement of certain sustainability and environmental, social and governance related objectives as provided for in the 2021 Credit Facility.

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants which required the Company to remain below a maximum total net leverage ratio of 4.25 times until the fiscal quarter ended September 31, 2022, which stepped down to 4.00 times during the fiscal quarter ending December 31, 2022 and applies through and including the fiscal quarter ending September 30, 2023 and then further steps down to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. As of June 30, 2023 and December 31, 2022, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 1.9 times and 1.3 times, respectively, and the Company was in compliance with all covenants under the 2021 Credit Facility.

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

The weighted average interest rate on the 2021 Credit Facility for the six months ended June 30, 2023 and June 30, 2022, before giving effect to the impact of the interest rate swaps, was 6.3% and 2.2%, respectively.

The Company’s obligations under the 2021 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

Loan and Aircraft Security Agreement—On May 18, 2023, the Company entered into a Loan and Aircraft Security Agreement to finance $10.9 million of the purchase a new aircraft (the "Aircraft Loan"). The Aircraft Loan must be repaid in 60 monthly consecutive installments and all outstanding amounts will become due on May 18, 2028. The Aircraft Loan bears interest subject to 1-Month Term SOFR and a coupon of 1.86%. The entire principal balance may be prepaid in full subject to a 3.0%, 2.0% and 1.0% prepayment fee if paid prior to the first, second and third anniversary of the loan, respectively. The aircraft serves as collateral security for the Aircraft Loan.

Equipment Line of Credit—The Company has a $5.0 million equipment leasing facility for the purchase of equipment and related freight, installation costs and taxes paid. Any unused capacity on this equipment leasing facility expires on December 31, 2023, with a 3-month extension option expiring on March 31, 2024. Interest on the line of credit is determined based on a three-year swap rate at the time of funding. Equipment leased through this line of credit met the finance lease criteria as per ASC 842 and accordingly is accounted for as finance lease right-of-use assets and finance lease liabilities (Note 6).

The following is a schedule of the aggregate annual maturities of long-term debt presented on the unaudited condensed consolidated statement of financial position, gross of deferred debt issuance cost of $1.5 million, based on the terms of the 2021 Credit Facility and the Aircraft Loan:

June 30,	2021 Credit Facility	Aircraft Loan	Total
2024	$12,031	$1,118	$13,149
2025	13,125	1,109	14,234
2026	134,531	1,188	135,719
2027	—	1,273	1,273
2028	—	6,247	6,247
Total	$159,687	$10,935	$170,622

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	June 30,	December 31,
	2023	2022
Interest rate swap(1)	$6,462	$6,046
Total assets	$6,462	$6,046

Business acquisitions contingent consideration, current	$4,119	$3,801
Business acquisitions contingent consideration, long-term	2,311	4,454
Conversion option	27,155	25,731
Total liabilities	$33,585	$33,986

_____________________________

(1) Included in other assets in the unaudited condensed consolidated statement of financial position.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Total Liabilities
Balance—at January 1, 2022	$—	$—	$31,450	$4,350	$23,081	$58,881
Acquisitions	—	—	—	1,216	—	1,216
Changes in fair value included in earnings	3,982	3,982	(73)	(390)	1,126	663
Payment of contingent consideration payable	—	—	(30,179)	—	—	(30,179)
Reclass of long term to short term contingent liabilities	—	—	1,616	(1,616)	—	—
Balance—at June 30, 2022	$3,982	$3,982	$2,814	$3,560	$24,207	$30,581

Balance—at January 1, 2023	$6,046	$6,046	$3,801	$4,454	$25,731	$33,986
Acquisitions	—	—	25	—	—	25
Changes in fair value included in earnings	416	416	(162)	117	1,424	1,379
Payment of contingent consideration payable	—	—	(1,805)	—	—	(1,805)
Reclass of long term to short term contingent liabilities	—	—	2,260	(2,260)	—	—
Balance—at June 30, 2023	$6,462	$6,462	$4,119	$2,311	$27,155	$33,585

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Interest Rate Swaps—The interest rate swaps fair value is estimated based on a mid-market price for the swaps as of the close of business of the reporting period. The fair value is prepared by discounting future cash flows of the swap to arrive at a current value of the swap. Forward curves and volatility levels inputs are determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. The Company does not apply hedge accounting but instead recognizes the instrument at fair value on the unaudited condensed consolidated statement of financial position within other assets, with changes in fair value recognized as other (expense) income in each reporting period.

Business Acquisitions Contingent Consideration—The fair value of the contingent consideration payable associated with the acquisition of CTEH was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. The fair value of the contingent consideration payable associated with the acquisition of Environmental Standards was determined using a Probabilistic (Scenario Based) method. The fair values of the contingent consideration payables for the other acquisitions, including Sensible, were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date. Prior to the second quarter of 2023, the fair value of the contingent consideration payable associated with the acquisition of Sensible was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. As of June 30, 2023, the Sensible earnout is expected to be achieved in full and therefore, the entire payable has been recorded. The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earn-out thresholds.

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

Other Commitments—The Company has commitments under the 2021 Credit Facility, its Aircraft Loan, its equipment line of credit and its lease obligations (Note 6 and 12).

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

15. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. The Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full on July 30, 2020. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $4.1 million during both the three months ended June 30, 2023 and June 30, 2022, and $8.2 million during both the six months ended June 30, 2023 and June 30, 2022.

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

With respect to any redemption of any share of the Convertible and Redeemable Series A-2 Preferred Stock prior to the third-year anniversary, the Company was subject to a make whole penalty in which the holders of the Convertible and Redeemable Series A-2 Preferred Stock are guaranteed a minimum repayment equal to outstanding redeemed stated value plus three years of dividends accrued or accruable thereon. Beginning on April 13, 2023, the Company is no longer subject to this make whole penalty.

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of June 30, 2023, the Company has determined that a change of control is not probable. Additionally, as of June 30, 2023, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of June 30, 2023, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary.

The Convertible and Redeemable Series A-2 Preferred Stock contains a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. As of June 30, 2023 and December 31, 2022, this conversion embedded feature had a net fair value of $27.2 million and $25.7 million, respectively. The change in net fair value of $0.5 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively, was recorded to other expense.

16. STOCKHOLDERS’ EQUITY

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of June 30, 2023 and December 31, 2022.

Common Stock Issuances—The Company issued the following shares of common stock:

	Three Months Ended June 30,
	2023			2022
	Shares	Average Price per Share	Total	Shares	Average Price per Share	Total
Acquisitions	86,577	$30.01	$2,598	—	$—	$—
Exercise of options	43,538	13.89	605	3,575	15.15	54
Total	130,115	$24.61	$3,203	3,575	$15.15	$54

	Six Months Ended June 30,
	2023			2022
	Shares	Average Price per Share	Total	Shares	Average Price per Share	Total
Acquisitions	86,577	$30.01	$2,598	—	$—	$—
Exercise of options	167,993	19.61	3,295	34,182	14.15	483
Restricted shares, net (1)	90,116	66.30	—	25,289	66.58	—
Total	344,686	$34.43	$5,893	59,471	$36.44	$483

(1) Represents the non-cash release of common shares due to the vesting of restricted stock.

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of June 30, 2023, and June 30, 2022, there was $141.5 million and $162.1 million, respectively, of total unrecognized stock-based compensation expense related to unvested options, restricted stock and stock appreciation rights granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average three year period. The following number of shares were authorized to be issued and available for grant:

	June 30, 2023
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	6,330,588	2,036,344	8,366,932
Shares available for grant(1)	750,326	—	750,326

	June 30, 2022
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	8,139,987	2,037,144	10,177,131
Shares available for grant(1)	445,244	—	445,244

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

Total stock-based compensation expense for the Plans was as follows:

	Three Months Ended June 30,
	2023					2022
	2017 plan			2013 plan		2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$466	$243	$—	$—	$709	$371	$—	$—	$—	$371
Selling, general and administrative expense	1,070	7,021	2,290	—	10,381	2,254	6,017	2,290	—	10,561
Total	$1,536	$7,264	$2,290	$—	$11,090	$2,625	$6,017	$2,290	$—	$10,932

	Six Months Ended June 30,
	2023					2022
	2017 plan			2013 plan		2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$815	$786	$—	$—	$1,601	$665	$—	$—	$—	$665
Selling, general and administrative expense	2,794	15,175	4,555	—	22,524	4,233	11,809	4,650	—	20,692
Total	$3,609	$15,961	$4,555	$—	$24,125	$4,898	$11,809	$4,650	$—	$21,357

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units—The Company issues restricted stock awards ("RSAs") to certain 2017 Plan participants as Director’s compensation. There were zero RSAs granted during the three months ended June 30, 2023 and June 30, 2022. There were 17,346 and 10,920 RSAs granted during the six months ended June 30, 2023 and June 30, 2022, respectively. These RSAs vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

During the three and six months ended June 30, 2023, the Board of Directors approved the grant of 53,164 and 253,587 restricted stock units (“RSUs”) to certain senior non-executive employees of the Company, in lieu of options. These RSUs represent the right to receive one share of the Company’s common stock upon vesting. These RSUs vest annually over a 4-year period from the date of grant, subject to continued service through each such date. No RSUs were issued to senior non-executive employees during the six months ended June 30, 2022.

During 2023 and 2022, the Board of Directors approved the grant of RSUs under certain supplemental incentive plans ("SI Plans"). There were 123,932 and zero RSUs issued under these SI Plans during the three months ended June 30, 2023 and June 30, 2022, respectively. There were 253,587 and 95,404 RSUs issued under these SI Plans during the six months ended June 30, 2023 and June 30, 2022, respectively. The majority of the RSUs issued during the six months ended June 30, 2023 vested 1/3 on the date of grant, and will vest 1/3 on the one-year anniversary of the grant, and 1/3 on the two-year anniversary of the grant, subject to continued service through each such date. The remaining RSUs vest annually over a 4-year period from the date of grant, subject to continued service through each such date.

RSAs and RSUs activity was as follows:

	Three Months Ended June 30,
	2023			2022
	Shares	Average Price per Share	Fair Value (in thousands)	Shares	Average Price per Share	Fair Value (in thousands)
Awards granted	177,096	$37.27	$6,600	—	$—	$—
Awards forfeited	(3,559)	32.16	114	—	—	—

	Six Months Ended June 30,
	2023			2022
	Shares	Average Price per Share	Fair Value	Shares	Average Price per Share	Fair Value
Awards granted	641,282	$33.90	$21,740	106,324	$46.82	$4,978
Awards forfeited	(3,559)	32.16	114	—	—	—
Awards vested	90,116	36.81	3,317	25,289	30.98	783

There were an aggregate of 2,701,920 and 2,064,197 shares underlying outstanding RSAs and RSUs awards as of June 30, 2023 and June 30, 2022, respectively.

Stock Appreciation Rights— As of June 30, 2023 , there were 3,000,000 units of stock appreciation rights (“SARs”) outstanding under the 2017 Plan. These SARs represent the right to receive, upon exercise, a payment equal to the excess of (a) the fair market value of one share of the Company’s common stock, over (b) an exercise price of $66.79, payable, at the Company’s election, in cash or shares of common stock. These SARs vest on the 5th anniversary of the date of grant based on achievement of performance hurdles over a five year period, subject to continued service on the vesting date. The performance hurdles are as follows:

SARs Stock Price Performance Hurdle	Portion of SARs Subject to Performance Hurdle
$133.58	1/3
$166.98	1/3
$200.37	1/3

The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date. None of the market conditions have been achieved as of June 30, 2023.

The SARs expire 10 years after the grant date. The fair value of these SARs at the grant date was $46.0 million. The weighted average remaining contract life of these SARs as of June 30, 2023 was 8.46 years.

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

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding as of January 1, 2022	2,036,729	$26	$14	8.30	$91,030
Granted	563,084	44	16	—	—
Forfeited/ cancelled	(38,887)	35	—	—	—
Exercised	(14,197)	25	—	—	393
Outstanding as of June 30, 2022	2,546,729	30	15	8.22	19,199

Outstanding as of January 1, 2023	2,579,566	$31	$15	7.76	$37,292
Granted	233,955	32	14	—	—
Forfeited/ cancelled	(63,085)	37	—	—	—
Expired	(1,200)	25	—	—	—
Exercised	(125,229)	24	—	—	2,794
Outstanding as of June 30, 2023	2,624,007	$31	$16	7.46	$32,414
Exercisable at June 30, 2023	1,365,861	29	—	6.76	18,892

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation:

	June 30,	June 30,
	2023	2022
Common stock value (per share)	$32.16	$44.01
Expected volatility	33.79%	33.45%
Risk-free interest rate	3.72%	1.78%
Expected life (years)	7.00	6.35
Forfeiture rate	None	None
Dividend rate	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding as of January 1, 2022	897,674	$6	$2	4.37	$57,529
Exercised	(19,985)	6	—	—	859
Outstanding as of June 30, 2022	877,689	6	2	3.88	23,991

Outstanding as of January 1, 2023	855,695	$6	$2	3.31	$32,478
Expired	(675)	6	—	—	—
Exercised	(42,764)	7	—	—	1,514
Outstanding as of June 30, 2023	812,256	$6	$2	2.83	$29,030
Exercisable at June 30, 2023	812,256	6	—	2.83	29,030

Total shares outstanding from exercised options were 1,478,423 shares and 1,243,272 shares as of June 30, 2023 and June 30, 2022, respectively.

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	June 30,
	2023	2022
Montrose 2013 Stock Incentive Plan	812,256	877,689
Montrose 2017 Stock Incentive Plan(1)	8,699,655	7,769,931
Total	9,511,911	8,647,620

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of RSAs, RSUs, SARs and shares of common stock underlying stock options outstanding under the Plans. During the three and six months ended June 30, 2023 and June 30, 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding during the applicable period due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except for net loss per share)	2023	2022	2023	2022
Net loss	$(7,174)	$(7,751)	$(21,893)	$(15,287)
Convertible and redeemable series A-2 preferred stock dividend	(4,100)	(4,100)	(8,200)	(8,200)
Net loss attributable to common stockholders –basic and diluted	(11,274)	(11,851)	(30,093)	(23,487)
Weighted-average common shares outstanding – basic and diluted	30,047	29,678	29,952	29,670
Net loss per share attributable to common stockholders –basic and diluted	$(0.38)	$(0.40)	$(1.00)	$(0.79)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	June 30,
	2023(1)	2022(1)
Stock options	3,436,263	3,424,418
Restricted stock	2,325,322	1,777,958
Series A-2	5,350,017	4,728,460
SARs	3,000,000	3,000,000

_____________________________

(1) Includes 7,578,724 and 6,523,097 common stock equivalents that are out of the money as of June 30, 2023 and June 30, 2022, respectively.

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

Segment revenues and Adjusted EBITDA consisted of the following:

	Three Months Ended June 30,
	2023			2022
			Segment			Segment
	Segment		Adjusted	Segment		Adjusted
	Revenues		EBITDA	Revenues		EBITDA(4)
Assessment, Permitting and Response	$61,411		$13,833	$50,037		$10,809
Measurement and Analysis	50,055	(1)	10,789	42,224	(1)	7,047	(3)
Remediation and Reuse	47,635		6,043	47,649		7,056
Total Operating Segments	159,101		30,665	139,910		24,912
Corporate and Other	—		(9,474)	—		(8,399)
Total	$159,101		$21,191	$139,910		$16,513

	Six Months Ended June 30,
	2023			2022
			Segment			Segment
	Segment		Adjusted	Segment		Adjusted
	Revenues		EBITDA	Revenues		EBITDA(4)
Assessment, Permitting and Response	$113,625		$28,099	$95,637		$20,432
Measurement and Analysis	92,582	(2)	17,176	81,985	(2)	13,369	(3)
Remediation and Reuse	84,322		11,321	96,968		15,049
Total Operating Segments	290,529		56,596	274,590		48,850
Corporate and Other	—		(18,802)	—		(15,886)
Total	$290,529		$37,794	$274,590		$32,964

_____________________________________

(1) Includes revenue of $2.4 million and $3.4 million from the Discontinuing Specialty Lab, for the three months ended June 30, 2023 and June 30, 2022, respectively.

(2) Includes revenue of $3.9 million and $9.0 million from the Discontinuing Specialty Lab, for the six months ended June 30, 2023 and June 30, 2022, respectively.
(3) Includes Adjusted EBITDA loss of $(0.9) million and Adjusted EBITDA of $0.4 million from the Discontinuing Specialty Lab for the three and six months ended June 30, 2022, respectively.

(4) Includes the add back of start-up losses and investment in new services of $0.9 million and $1.7 million for the three and six months ended June 30, 2022, respectively .

Presented below is a reconciliation of the Company’s segment measure to net loss:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Total	$21,191		$16,513		$37,794		$32,964
Interest expense, net	(1,877)		(1,518)		(3,418)		(2,610)
Income tax expense	(151)		(831)		(1,518)		(2,100)
Depreciation and amortization	(11,398)		(12,280)		(21,953)		(24,424)
Stock-based compensation	(11,090)		(10,932)		(24,125)		(21,357)
Start-up losses and investment in new services	—		(885)		—		(1,671)
Acquisition costs	(2,696)		(519)		(3,471)		(986)
Fair value changes in financial instruments	865		407		(1,008)		2,856
Fair value changes in business acquisition contingencies	(353)		3,510		45		3,531
Expenses related to financing transactions	—		—		(4)		(7)
Discontinuing Specialty Lab	(1,583)	(1)	—		(4,019)	(1)	—
Other losses or expenses	(82)		(1,216)	(2)	(216)		(1,483)	(2)
Net loss	$(7,174)		$(7,751)		$(21,893)		$(15,287)

__________________________

(1) Amounts consist of operating losses before depreciation related to the Discontinuing Specialty Lab.

(2) Amounts include costs associated with the closing of a lab.

19. RELATED-PARTY TRANSACTIONS

The Company did not have any related party transactions during the three and six months ended June 30, 2023 and June 30, 2022.

20. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of June 30, 2023, and December 31, 2022, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 5.0% of the participant’s compensation. Employer contributions under the 401(k) Savings Plan were $1.8 million and $3.9 million for the three and six months ended June 30, 2023, respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2022, respectively, and are included within selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.

21. SUBSEQUENT EVENTS

Business Acquisitions—On July 31, 2023, the Company completed the business acquisition of Vandrensning.com ApS (“Vandrensning”) by acquiring 100.0% of its common stock. Vandrensning provides water treatment services, and is based in Denmark.

This transaction qualifies as a business acquisition and will be accounted for as a business combination. The following table summarizes the main elements of the purchase price of the acquisition:

	Cash(1)(2)	Other Purchase Price Obligations(2)	Contingent Earn-Out(2)	Purchase Price(2)
Vandrensning	$3,267	$363	$1,100	$4,730

_________________________________________
(1) The cash portion of this acquisition's purchase price was funded through cash on hand.

(2) Amounts have been translated from Euros to U.S. Dollars by using the July 31, 2023 exchange rate.

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
•
our ability to adapt to changing technology, industry standards or regulatory requirements, including emerging environmental, social and governance requirements;
•
government clients and contracts, and the prospect of a shutdown of the U.S. federal government;
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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results or outcomes may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023, or the 2022 Form 10-K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and six months ended June 30, 2023 and June 30, 2022 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2022 Form 10-K.

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

Assessment, Permitting and Response

Through our Assessment, Permitting and Response segment, we primarily provide scientific advisory and consulting services to support environmental assessments, environmental emergency response, and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. Our technical advisory and consulting offerings include regulatory compliance support and planning, environmental, ecosystem and toxicological assessments and support during responses to environmental disruption. We help clients navigate regulations at the local, state, provincial and federal levels.

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(Revenues in thousands)	2023	2022(1)	2023	2022
Acquisitions completed	2	—	4	2
Revenues attributable to acquisitions completed in the relevant period	$10,617	$—	$11,585	$7,600
Percentage of revenues	6.7%	0.0%	4.0%	2.8%

_________________________________

(1)
Acquisitions revenue amounts in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” includes second quarter revenue from acquisitions completed in the first quarter, whereas this disclosure only considers revenue attributable to the acquisitions acquired during the three months ended June 30, 2022.

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

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn outs could be significant. The amount of each for the three and six months ended June 30, 2023 and June 30, 2022, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Amortization expense	$7,350	$9,492	$14,590	$18,911
Acquisition-related costs	2,696	519	3,471	986
Fair value changes in business acquisition contingencies	353	(3,510)	(45)	(3,531)

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made earn-out payments of $30.0 million in March 2022 in connection with our CTEH acquisition. In connection with our Vista, Sensible, Huco and EAI acquisitions, we may make up to $7.7 million in aggregate earn-out payments between the years 2023 and 2026, of which up to $0.8 million may be paid only in cash, up to $5.5 million may be paid only in common stock and up to $1.5 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

COVID-19

To date, COVID-19 related adverse impacts such as temporarily delayed project start dates, particularly within our Remediation and Reuse segment, exiting certain service lines and employee quarantines have not had a material adverse effect on our reported results or our liquidity. On the other hand, we have seen benefits from COVID-19 given client demand for CTEH’s toxicology and response services, which represented a meaningful revenue stream, particularly in the year ended December 31, 2021 and, to a lesser extent, in 2022. COVID-19 revenues have continued to rapidly decline as the pandemic has subsided, which we may not be able to replace in future periods. Although many parts of our business saw some impact from COVID-19, in the aggregate, our overall business benefitted very slightly from COVID-19 during the three and six months ended June 30, 2023 and more materially during the three and six months ended and June 30, 2022, primarily as a result of COVID-19 response work performed by CTEH. COVID-19 has had an impact on our historical seasonality trends.

Organic Growth

We define organic growth as the change in revenues excluding revenues from i) our CTEH environmental emergency and/or disaster response business, ii) acquisitions for the first twelve months following the date of acquisition, and iii) businesses held for sale, disposed of or discontinued. As a result of the potential annual volatility in CTEH’s revenues due to the emergency response aspect of their business, we will no longer be including CTEH revenues in the calculation of organic growth. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in conjunction with revenue growth calculated in accordance with GAAP. We have grown organically over the long term and expect to continue to do so.

Discontinued Operations

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations, and that the services offered are consistent with the Company’s mission.

As part of this evaluation, during the first quarter of 2023, we determined to sell one of our specialty lab testing businesses, the Discontinuing Specialty Lab, whose service offering is non-core to the Company’s business. The Discontinuing Specialty Lab, which is part of our Measurement and Analysis segment, generated revenues of $2.4 million and $3.9 million in the three and six months ended June 30, 2023, respectively, and $3.4 million and $9.0 million in the three and six months ended June 30, 2022, respectively. We expect the sale process to be completed prior to December 31, 2023. The discontinuation of this specialty service line did not represent a strategic shift that had (or will have) a major effect on the Company’s operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

During the fourth quarter of 2022, we determined to exit our lab in Berkley, California and terminate the related positions. This discontinued start-up, which was included in our Measurement and Analysis segment, did not generate any material revenue during the three and six months ended June 30, 2022.

During the second quarter of 2022, we determined to exit all legacy water treatment and biogas operations and maintenance contracts, collectively, the Discontinued O&M Contracts, as well as the related positions. The work associated with these contracts is non-specialized and commoditized, and it was determined that the risk of facility failure taken on by the Company as the O&M contractor no longer justified the low margins in these contracts. Revenue from our water treatment and biogas operations and maintenance contracts, which were included in the results of our Remediation and Reuse segment, were $0.9 million and $ 2.3 million in the three and six months ended June 30, 2022. This decision did not impact the Company’s specialized PFAS water treatment operations and maintenance contracts.

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

Financing Costs

On April 27, 2021, we entered into the 2021 Credit Facility and repaid all amounts outstanding under our prior credit facility. The 2021 Credit Facility consists of a $175.0 million term loan and a $125.0 million revolving credit facility. The revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Prior to May 31, 2023, the interest rate on the 2021 Credit Facility varied depending on leverage, with a minimum of LIBOR plus 1.5% and a maximum of LIBOR plus 2.5%. On May 31, 2023, we amended our 2021 Credit Facility to transition the reference rate from LIBOR to SOFR. The transition to SOFR did not materially impact the interest rate we pay or change any material terms of the 2021 Credit Facility.

On May 30, 2023, we amended the interest rate swap transaction we entered into on January 27, 2022, to convert the floating component of the interest rate on $100.0 million of borrowings to 1-Month Term SOFR and a new coupon of 1.319% until January 27, 2025. Prior to the amendment, the floating component of the interest rate was 1.39%. Further, on May 30, 2023, we entered into a second interest rate swap transaction fixing the floating component of the interest rate on an additional $70.0 million of borrowings to 1-Month Term SOFR and a coupon of 3.88% until April 27, 2026.

Interest expense, net was $1.9 million and $3.4 million in the three and six months ended June 30, 2023, respectively, and $1.5 million and $2.6 million in the three and six months ended June 30, 2022, respectively. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

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

Seasonality

Due to the field-based nature of certain of our services, weather patterns generally impact our field-based teams’ ability to operate in the winter months. As a result, our operating results in our Measurement and Analysis and, following the acquisition of Matrix in Canada, the Remediation and Reuse segment, experience some quarterly variability with generally lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. As we continue to grow and expand into new geographies and service lines, quarterly variability in our Measurement and Analysis and Remediation and Reuse segments may deviate from historical trends.

Earnings Volatility

In addition to the impact of seasonality on earnings, the acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster, and the benefit from COVID-19 related work. The benefit from COVID-19 related work peaked in the quarter ended March 31, 2021 and has declined in each subsequent quarter. COVID-19 related revenue was $1.0 million and $4.8 million in the three and six months ended June 30, 2023, respectively, and $20.4 million and $41.8 million in the three and six months ended June 30, 2022, respectively. We have also seen significant revenue in the first half of 2023 from emergency response services related to a discrete event. Demand for environmental emergency response provided by CTEH remains difficult to predict and as a result, we may have experienced revenues and earnings in prior years that are not indicative of future results, making those periods particularly difficult comparisons for future periods. We do however expect that, looking forward, and as has been the case through June 30, 2023, declining COVID-19 response revenues as compared to prior year periods will continue to be offset by other CTEH service line revenues, such as environmental emergency responses. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30,
(in thousands, except per share data)	2023	2022
Statements of operations data:
Revenues	$159,101	$139,910
Cost of revenues (exclusive of depreciation and amortization)	98,196	90,429
Selling, general and administrative expense	55,247	46,456
Fair value changes in business acquisition contingencies	353	(3,510)
Depreciation and amortization	11,398	12,280
Loss from operations	$(6,093)	$(5,745)
Other income, net	947	343
Interest expense, net	(1,877)	(1,518)
Loss before income taxes	(7,023)	(6,920)
Income tax expense	151	831
Net loss	$(7,174)	$(7,751)
Series A-2 dividend payment	(4,100)	(4,100)
Net loss attributable to common stockholders	$(11,274)	$(11,851)
Weighted average number of shares — basic and diluted	30,047	29,678
Loss per share — basic and diluted	$(0.38)	$(0.40)

Revenues

For the three months ended June 30, 2023, we generated revenues of $159.1 million, an increase of $19.2 million, or 13.7% over the three months ended June 30, 2022. The period over period increase in revenues was primarily driven by organic growth in our Assessment, Permitting and Response and Measurement and Analysis segments, an increase in CTEH revenues, and acquisitions completed subsequent to the quarter ended June 30, 2022, which contributed revenues of $13.6 million. These increases were partially offset by lower revenues in the Discontinuing Specialty Lab, the exiting of the Discontinued O&M Contracts, and the timing of projects in our Remediation and Reuse segment. Revenue from CTEH was $38.5 million in the three months ended June 30, 2023 compared to $32.1 million in the three months ended June 30, 2022. Total revenue from COVID-19 related services was $1.0 million and $20.4 million in the three months ended June 30, 2023 and June 30, 2022, respectively. Revenue from the Discontinuing Specialty Lab was $2.4 million and $3.4 million in the three months ended June 30, 2023 and June 30, 2022, respectively. The Discontinued O&M Contracts generated revenues of zero and $0.9 million in the three months ended June 30, 2023 and June 30, 2022, respectively. Revenue by segment and as a percentage of total revenues was as follows:

	Three Months Ended June 30,
	2023		2022
(Revenues in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$61,411	38.6%	$50,037	35.8%
Measurement and Analysis(1)	50,055	31.5	42,224	30.2
Remediation and Reuse	47,635	29.9	47,649	34.1
Total	$159,101		$139,910

_________________________________

(1)
Includes revenue of $2.4 million and $3.4 million from the Discontinuing Specialty Lab for the three months ended June 30, 2023 and June 30, 2022, respectively. See “—Discontinued Operations” above.

See “—Segment Results of Operations” below.

Cost of Revenues

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment purchases and rental, and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

For the three months ended June 30, 2023, cost of revenues was $98.2 million or 61.7% of revenues, and was comprised of direct labor of $46.0 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $25.6 million, field supplies, testing supplies and equipment costs of $18.8 million, project-related travel expenses of $5.9 million and other direct costs of $1.9 million.

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

For the three months ended June 30, 2023, cost of revenues as a percentage of revenue decreased 2.9% from the three months ended June 30, 2022, primarily as a result of a $2.5 million decrease in field and testing supplies and equipment costs due to a decline in the percentage of total revenue from certain large Remediation and Reuse projects and a $1.6 million decrease in direct labor attributable to a shift in roles and responsibilities as described under the Selling, General and Administrative Expense section below, partially offset by an increase of $8.4 million from cost of revenues pertaining to companies we acquired subsequent to the second quarter of 2022, as well as by an increase of $2.0 million in direct labor when compared to the prior year period, primarily driven by merit increases.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the three months ended June 30, 2023, selling, general and administrative expense was $55.2 million, an increase of $8.7 million or 18.9% when compared to the three months ended June 30, 2022. This increase was primarily driven by an increase of approximately $3.6 million from selling, general and administrative expense pertaining to companies we acquired subsequent to the second quarter of 2022, an increase in acquisition-related costs of $2.2 million, as well as an increase of $1.6 million related to the impact of the shift of employee roles and responsibilities of certain employees from providing direct field support (and therefore included in cost of revenues in 2022), to providing more specialized, multi-location overhead support functions (such as accounting, HR and management) and therefore included in selling general and administrative expenses in the current year. The shift in the employee roles and responsibilities was driven by acquisitions and growth in our business. The increase was also driven by higher labor and medical benefit costs, primarily reflecting inflationary increases, and $1.1 million related to an increase in bad debt expense. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

For the three months ended June 30, 2023, selling, general and administrative expense of $55.2 million was comprised of indirect labor of $27.0 million, stock-based compensation of $10.4 million, facilities costs of $5.6 million, acquisition-related costs of $2.7 million, bad debt expense of $1.4 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $8.1 million.

For the three months ended June 30, 2022, selling, general and administrative expense of $46.5 million was comprised of indirect labor of $21.7 million, stock-based compensation of $10.6 million, facilities costs of $4.3 million, acquisition-related costs of $0.5 million, bad debt expense of $0.3 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $9.1 million.

Fair Value Changes in Business Acquisition Contingencies

For the three months ended June 30, 2023, fair value changes in business acquisition contingencies resulted in an expense of $0.4 million. For the three months ended June 30, 2022, fair value changes in business acquisition contingencies resulted in a gain of $3.5 million.

See “—Key Factors that Affect Our Business and Our Results—Acquisitions” and Notes 7 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2023, was $11.4 million and was comprised of amortization of finite lived intangibles of $7.4 million, arising as a result of our acquisition activity, depreciation of property and equipment of $2.6 million and finance leases right-of-use asset amortization of $1.4 million.

Depreciation and amortization expense for the three months ended June 30, 2022, was $12.3 million and was comprised of amortization of finite lived intangibles of $9.5 million, arising as a result of our acquisition activity, depreciation of property and equipment of $1.8 million and finance leases right-of-use asset amortization of $1.0 million.

The decrease in amortization was primarily a result of lower unamortized intangible assets outstanding during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. The increases in depreciation of property and equipment and the amortization of finance leases were primarily a result of higher property and equipment and right of use assets outstanding during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022. See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income, Net

Other income for the three months ended June 30, 2023 of $0.9 million was driven by a benefit from the fair value adjustment on our interest rate swap of $1.4 million, partially offset by a charge related to the fair value adjustment to the Series A-2 preferred stock conversion option of $0.5 million.

Other income of $0.3 million for the three months ended June 30, 2022 was driven by a benefit from the fair value adjustment on our interest rate swap of $1.0 million, partially offset by a charge of $0.6 million related to the fair value adjustment of the Series A-2 preferred stock conversion option.

See Notes 13 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the three months ended June 30, 2023, was $1.9 million, compared to $1.5 million for the three months ended June 30, 2022. The increase in interest expense was primarily due to higher interest rates and lower interest income as a result of lower average cash balances. Weighted average interest rates as of June 30, 2023 and June 30, 2022 were 6.3% and 2.2%, respectively. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

Income tax expense was $0.2 million and $0.8 million during the three months ended June 30, 2023 and June 30, 2022, respectively.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30,
(in thousands, except per share data)	2023	2022
Statements of operations data:
Revenues	$290,529	$274,590
Cost of revenues (exclusive of depreciation and amortization)	179,829	178,815
Selling, general and administrative expense	104,860	88,263
Fair value changes in business acquisition contingencies	(45)	(3,531)
Depreciation and amortization	21,953	24,424
Loss from operations	$(16,068)	$(13,381)
Other (expense) income, net	(889)	2,804
Interest expense, net	(3,418)	(2,610)
Loss before income taxes	(20,375)	(13,187)
Income tax expense	1,518	2,100
Net loss	$(21,893)	$(15,287)
Series A-2 dividend payment	(8,200)	(8,200)
Net loss attributable to common stockholders	$(30,093)	$(23,487)
Weighted average number of shares— basic and diluted	29,952	29,670
Loss per share— basic and diluted	$(1.00)	$(0.79)

Revenues

For the six months ended June 30, 2023 we had revenues of $290.5 million, an increase of $15.9 million, or 5.8% over the six months ended June 30, 2022. The period over period increase in revenues was driven by organic growth in our Assessment, Permitting and Response and Measurement and Analysis segments, an increase in CTEH revenues, and acquisitions completed subsequent to the quarter ended June 30, 2022, which contributed revenues of $18.8 million. These increases were partially offset by lower revenues in the Discontinuing Specialty Lab, the exiting of Discontinued O&M Contracts, and the timing of projects in our Remediation and Reuse segment. Revenue from CTEH was $69.3 million in the six months ended June 30, 2023 compared to $62.0 million in the six months ended June 30, 2022. Total revenue from COVID-19 related services was $4.8 million and $41.8 million in the six months ended June 30, 2023 and June 30, 2022, respectively. Revenue from the Discontinuing Specialty Lab, was $3.9 million and $9.0 million in the six months ended June 30, 2023 and June 30, 2022, respectively. Revenue from Discontinued O&M Contracts generated revenues of zero and $2.3 million in the six months ended June 30, 2023 and June 30, 2022, respectively.

Revenue by segment and as a percentage of total revenues was as follows:

	Six Months Ended June 30,
	2023		2022
(Revenue in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$113,625	39.1%	$95,637	34.8%
Measurement and Analysis(1)	92,582	31.9	81,985	29.9
Remediation and Reuse	84,322	29.0	96,968	35.3
	$290,529		$274,590

_________________________________

(1)
Includes revenue of $3.9 million and $9.0 million from the Discontinuing Specialty Lab for the six months ended June 30, 2023 and June 30, 2022, respectively. See “—Discontinued Operations” above.

See “—Segment Results of Operations” below.

Cost of Revenues

For the six months ended June 30, 2023, cost of revenues was $179.8 million or 61.9% of revenues, and was comprised of direct labor of $88.6 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $41.6 million, field supplies, testing supplies and equipment costs of $32.3 million, project-related travel expenses of $10.7 million and other direct costs of $6.6 million.

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

For the six months ended June 30, 2023, cost of revenues as a percentage of revenue decreased 3.2% from the six months ended June 30, 2022, primarily as a result of a $10.8 million decrease in field and testing supplies and equipment rental costs due to a decline in the percentage of total revenue from certain large Remediation and Reuse projects and a decrease of $4.7 million in direct labor attributable to a shift in roles and responsibilities as described under the Selling, General and Administrative Expense section below, partially offset by $10.8 million of cost of revenues pertaining to companies we acquired subsequent to the second quarter of 2022, as well as by an increase of $6.5 million in direct labor when compared to the prior year period, primarily driven by merit increases.

Selling, General and Administrative Expense

For the six months ended June 30, 2023, selling, general and administrative expense was $104.9 million, an increase of $16.6 million or 18.8% versus the six months ended June 30, 2022. This increase was primarily driven by an increase of approximately $4.7 million related to the impact of the shift of employee roles and responsibilities of certain employees from providing direct field support (and therefore included in cost of revenues in 2022), to providing more specialized, multi-location overhead support functions (such as accounting, HR and management) and therefore included in selling general and administrative expenses in the current year. This change was driven by acquisitions and growth in our business and by higher labor and medical benefit costs, primarily reflecting inflationary increases. The increase was also driven by $5.2 million from selling, general and administrative expense pertaining to companies we acquired subsequent to the second quarter of 2022, $2.0 million related to an increase in bad debt expense (which was a charge of $1.8 million in the current year, versus a credit of $(0.2) million in the prior year), an increase of $1.8 million in stock-based compensation expense, $0.6 million related to an increase in the defined contribution plan, and the timing of certain external expenditures, which occurred later in the year in 2022. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

For the six months ended June 30, 2023, selling, general and administrative expense of $104.9 million was comprised of indirect labor of $51.7 million, stock-based compensation of $22.5 million, facilities costs of $10.5 million, acquisition-related costs of $3.5 million, bad debt expense of $1.8 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $14.9 million.

For the six months ended June 30, 2022, selling, general and administrative expense of $88.3 million was comprised of indirect labor of $41.2 million, stock-based compensation of $20.7 million, facilities costs of $8.7 million, acquisition-related costs of $1.0 million, a bad debt credit of $0.2 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $16.9 million.

Fair Value Changes in Business Acquisition Contingencies

Fair value changes in business acquisition contingencies during the six months ended June 30, 2023, were not material.

For the six months ended June 30, 2022, fair value changes in business acquisition contingencies resulted in a gain of $3.5 million. The majority of the change in value in the six months ended June 30, 2022, was attributable to a $3.1 million gain related to acquisitions' 338(h)(10) elections make-whole tax accruals.

See “—Key Factors that Affect Our Business and Our Results —Acquisitions” and Notes 7 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2023, was $22.0 million and was comprised of amortization of finite lived intangibles of $14.6 million, arising as a result of our acquisition activity, depreciation of property and equipment of $4.8 million and finance leases right-of-use asset amortization of $2.6 million.

Depreciation and amortization expense for the six months ended June 30, 2022, was $24.4 million and was comprised of amortization of finite lived intangibles of $18.9 million, arising as a result of our acquisition activity, depreciation of property and equipment of $3.6 million and finance leases right-of-use asset amortization of $1.9 million.

The decrease in amortization was primarily a result of lower unamortized intangible assets outstanding during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. The increases in depreciation of property and equipment and the amortization of finance leases were primarily a result of higher property and equipment and right of use assets outstanding during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other (Expense) Income, Net

Other expense for the six months ended June 30, 2023 of $0.9 million was driven by the fair value adjustment of the Series A-2 preferred stock conversion option of $1.4 million, partially offset by a $0.4 million gain related to the fair value adjustment on our interest rate swaps.

Other income for the six months ended June 30, 2022 of $2.8 million was driven by a gain related to the fair value adjustment on our interest rate swap of $4.0 million, which was partially offset by an expense of $1.1 million related to the fair value adjustment of the Series A-2 preferred stock conversion option.

See Notes 12 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the six months ended June 30, 2023, was $3.4 million, compared to $2.6 million for the six months ended June 30, 2022. The increase in interest expense was primarily due to higher interest rates. Weighted average interest rates as of June 30, 2023 and June 30, 2022 were 6.3% and 2.2%, respectively. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

Income tax expense was $1.5 million and $2.1 million during the six months ended June 30, 2023 and June 30, 2022, respectively.

Segment Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023				2022
(in thousands, except percentages)	Segment Revenues		Segment Adjusted EBITDA (1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues		Segment Adjusted EBITDA(1)(5)		Segment Adjusted EBITDA Margin(2)(5)
Assessment, Permitting and Response	$61,411		$13,833	22.5%	$50,037		$10,809		21.6%
Measurement and Analysis	50,055	(3)	10,789	21.6	42,224	(3)	7,047	(4)	16.7
Remediation and Reuse	47,635		6,043	12.7	47,649		7,056		14.8
Total Operating Segments	$159,101		$30,665	19.3%	$139,910		$24,912		17.8%
Corporate and Other	—		(9,474)	n/a	—		(8,399)		n/a

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
(3)
Includes revenue of $2.4 million and $3.4 million from the Discontinuing Specialty Lab, for the three months ended June 30, 2023 and June 30, 2022, respectively. See “—Discontinued Operations” above.
(4)
Includes Adjusted EBITDA loss of $(0.9) million related to the Discontinuing Specialty Lab. See “—Discontinued Operations” above.
(5)
Includes the add back of start-up losses and investment in new services of $1.7 million, which are not added-back in 2023. See Note 18 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Revenues

Assessment, Permitting and Response segment revenues for the three months ended June 30, 2023 were $61.4 million, an increase of $11.4 million or 22.7% compared to $50.0 million for the three months ended June 30, 2022. The increase was driven by organic growth, growth in revenues from CTEH, and revenues of $1.3 million from acquisitions completed subsequent to the quarter ended June 30, 2022. CTEH revenues were $38.5 million in the three months ended June 30, 2023 compared to $32.1 million in the three months ended June 30, 2022. Total revenue from COVID-19 related services was $1.0 million and $20.4 million in the three months ended June 30, 2023 and June 30, 2022, respectively.

Measurement and Analysis segment revenues for the three months ended June 30, 2023 were $50.1 million, an increase of $7.9 million or 18.5% compared to revenues for the three months ended June 30, 2022 of $42.2 million. The increase was driven primarily by organic growth as a result of strong demand for our testing services and revenues of $2.3 million from acquisitions completed subsequent to the quarter ended June 30, 2022, partially offset by a decline of $1.0 million from the Discontinuing Specialty Lab.

Remediation and Reuse segment revenues for both the three months ended June 30, 2023 and June 30, 2022 were $47.6 million. Revenues were flat as a result of the timing of the completion of certain high dollar value projects throughout 2022 when compared to the 2023 period, as well as the exiting of Discontinued O&M Contracts in the second quarter of 2022, which generated revenues of $0.9 million in the three months ended June 30, 2022, partially offset by $10.1 million in revenues from acquisitions completed subsequent to the quarter ended June 30, 2022.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $13.8 million for the three months ended June 30, 2023, compared to $10.8 million for the three months ended June 30, 2022 and Segment Adjusted EBITDA margin was 22.5% and 21.6%, respectively. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily due to higher revenues and favorable revenue mix during the three months ended June 30, 2023 when compared to the three months ended June 30, 2022.

Measurement and Analysis Segment Adjusted EBITDA, was $10.8 million for the three months ended June 30, 2023, an increase of $3.8 million compared to Segment Adjusted EBITDA of $7.0 million for the three months ended June 30, 2022. Excluding Adjusted EBITDA loss from the Discontinuing Specialty Lab, Segment Adjusted EBITDA was $10.8 million and $7.9 million for the three months ended June 30, 2023 and June 30, 2022, respectively, an increase of $2.9 million. For the three months ended June 30, 2023 and June 30, 2022 Segment Adjusted EBITDA margin was 21.6% and 16.7%, respectively. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was due to higher revenues including the margin benefit of higher pricing. Excluding the Discontinuing Specialty Lab, Segment Adjusted EBITDA margin for the three months ended June 30, 2023 and June 30, 2022 was 22.6% and 20.4%, respectively.

Remediation and Reuse Segment Adjusted EBITDA for the three months ended June 30, 2023 was $6.0 million, a decrease of $1.1 million compared to Segment Adjusted EBITDA for the three months ended June 30, 2022 of $7.1 million, and Segment Adjusted EBITDA margin was 12.7% and 14.8%, respectively. The change in Segment Adjusted EBITDA was a result of lower revenues from certain high dollar value projects in 2023 when compared to the 2022 period. The decline in Segment Adjusted EBITDA margin was primarily attributable to the acquisition of Matrix in June 2023, which generated an Adjusted EBITDA margin of 4.1%. Matrix is expected to lower Segment Adjusted EBITDA margins in the Remediation and Reuse segment until the business is fully integrated and margins are normalized, which is anticipated to take place over the next 12 to 18 months.

Corporate and other costs were $9.5 million for the three months ended June 30, 2023 compared to $8.4 million for the three months ended June 30, 2022. The cost increase was primarily driven by higher investments in IT infrastructure and information security in the three months ended June 30, 2023 and the impact of inflation. Corporate costs as a percentage of revenues were flat at 6.0%.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023				2022
(in thousands)	Segment Revenues		Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues		Segment Adjusted EBITDA(1)(5)		Segment Adjusted EBITDA Margin(2)(5)
Assessment, Permitting and Response	$113,625		$28,099	24.7%	$95,637		$20,432		21.4%
Measurement and Analysis	92,582	(3)	17,176	18.6	81,985	(3)	13,369	(4)	16.3
Remediation and Reuse	84,322		11,321	13.4	96,968		15,049		15.5
Total Operating Segments	$290,529		$56,596	19.5%	$274,590		$48,850		17.8%
Corporate and Other			(18,802)	n/a			(15,886)		n/a

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
(3)
Includes revenue of $3.9 million and $9.0 million from the Discontinuing Specialty Lab, for the six months ended June 30, 2023 and June 30, 2022, respectively. See “—Discontinued Operations” above.
(4)
Includes Adjusted EBITDA of $0.4 million from the Discontinuing Specialty Lab. See “—Discontinued Operations” above.
(5)
Includes the add back of start-up losses and investment in new services of $1.7 million. See Note 18 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Revenues

Assessment, Permitting and Response segment revenues for the six months ended June 30, 2023, were $113.6 million, compared to $95.6 million for the six months ended June 30, 2022. The increase was driven by organic growth, growth in revenues from CTEH, and revenues of $3.8 million from acquisitions completed subsequent to the quarter ended June 30, 2022. CTEH revenues were $69.3 million in the six months ended June 30, 2023 compared to $62.0 million in the six months ended June 30, 2022. Total revenue from COVID-19 related services was $4.8 million and $41.8 million in the six months ended June 30, 2023 and June 30, 2022, respectively.

Measurement and Analysis segment revenues for the six months ended June 30, 2023, were $92.6 million, an increase of $10.6 million or 12.9% compared to revenues for the six months ended June 30, 2022 of $82.0 million. The increase was driven primarily by organic growth as a result of strong demand for our testing services, as well as by revenues of $3.2 million from acquisitions completed subsequent to the quarter ended June 30, 2022, partially offset by a decline of $5.1 million from the Discontinuing Specialty Lab.

Remediation and Reuse segment revenues for the six months ended June 30, 2023 were $84.3 million, a decrease of $12.7 million or 13.0% compared to revenues for the six months ended June 30, 2022 of $97.0 million. The expected decrease was a result of the timing of the completion of certain high dollar value water treatment projects throughout 2022 when compared to the 2023 period, as well as the exiting of Discontinued O&M Contracts in the second quarter of 2022, which generated revenues of $2.3 million in the six months ended June 30, 2022. The decrease was partially offset by $11.8 million in revenues from acquisitions completed subsequent to the quarter ended June 30, 2022.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $28.1 million for the six months ended June 30, 2023, compared to $20.4 million for the six months ended June 30, 2022. For the six months ended June 30, 2023 and June 30, 2022, Segment Adjusted EBITDA margin was 24.7% and 21.4%, respectively. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily due to favorable revenue mix during the six months ended June 30, 2023 when compared to the six months ended June 30, 2022.

Measurement and Analysis Segment Adjusted EBITDA for the six months ended June 30, 2023 was $17.2 million, an increase of $3.8 million compared to Segment Adjusted EBITDA for the six months ended June 30, 2022 of $13.4 million. Excluding Adjusted EBITDA from the Discontinuing Specialty Lab, Segment Adjusted EBITDA was $17.2 million and $13.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively, an increase of $4.2 million. For the six months ended June 30, 2023 and June 30, 2022, Segment Adjusted EBITDA margin was 18.6% and 16.3%, respectively. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was due to higher revenues including the margin benefit of higher pricing. Excluding the Discontinuing Specialty Lab, Segment Adjusted EBITDA margin for the six months ended June 30, 2023 and June 30, 2022 was 19.4% and 17.8%, respectively, reflecting strong demand for our testing services and the benefit of pricing increases.

Remediation and Reuse Segment Adjusted EBITDA for the six months ended June 30, 2023 was $11.3 million, a decrease of $3.7 million compared to Segment Adjusted EBITDA for the six months ended June 30, 2022 of $15.0 million. For the six months ended June 30, 2023 and

June 30, 2022, Segment Adjusted EBITDA margin was 13.4% and 15.5%, respectively. The decrease in Segment Adjusted EBITDA was a result of expected lower revenues. The decline in Segment Adjusted EBITDA margin was primarily attributable to the acquisition of Matrix in June 2023, which generated an Adjusted EBITDA margin of 4.1%, as well as lower margins in our water treatment business as a result of lower revenues.

Corporate and other costs were $18.8 million for the six months ended June 30, 2023 compared to $15.9 million for the six months ended June 30, 2022. The cost increase was primarily driven by higher investments in IT infrastructure and information security in the six months ended June 30, 2023 and the impact of inflation. Corporate costs as a percentage of revenues were 6.5% in the six months ended June 30, 2023 compared to 5.8% in the six months ended June 30, 2022.

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

Our principal sources of liquidity have been borrowings under our credit facilities, other borrowing arrangements, proceeds from the issuance of common and preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. For example, the CTEH acquisition agreement included an earn-out provision that provided for the payment of contingent consideration based on CTEH’s results in excess of a specified target. CTEH fully achieved the target in 2021 and the $30.0 million payment was paid in cash in the first quarter of 2022. We may also make up to $7.7 million in aggregate earn-out payments between the years 2023 and 2026 in connection with the acquisitions of Vista, Sensible, Huco, and EAI, of which up to $0.8 million may be paid only in cash, up to $5.5 million may be paid only in common stock and up to $1.5 million may be paid in cash or, at our option, in common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the short- and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$24,512	$(2,942)
Net cash used in investing activities	(86,983)	(18,330)
Net cash used in financing activities	(3,959)	(27,096)
Change in cash, cash equivalents and restricted cash	$(66,430)	$(48,368)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the six months ended June 30, 2023, net cash provided by operating activities was $24.5 million compared to net cash used in operating activities of $2.9 million for the six months ended June 30, 2022. Cash provided by and used in operating activities for the six months ended June 30, 2023 and June 30, 2022, includes payment of contingent consideration of $0.6 million and $19.5 million, respectively. Excluding payment of contingent consideration, cash provided by operating activities was $25.1 million and $16.6 million in the six months ended June 30, 2023 and June 30, 2022, respectively. The period-over-period increase of $8.5 million, excluding the impact of contingent consideration, was primarily due to an increase in working capital in the current period of $4.7 million versus an increase in working capital in the prior year period of $10.2 million and higher earnings before non-cash items of $3.3 million.

Working capital increased by $4.7 million in the six months ended June 30, 2023, primarily due to a decrease in accounts payable and other accrued liabilities of $5.6 million (primarily as a result of lower contract liabilities due to the timing of project completion) and an increase in prepaid expenses and other current assets of $1.7 million, partially offset by a decrease in accounts receivable and contract assets of $2.1 million and an increase in accrued payroll and benefits of $0.4 million.

Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was $87.0 million, driven by cash paid for the acquisitions of Matrix, GreenPath, Frontier and EAI, net of cash acquired, of $63.1 million, as well as $21.0 million in cash consideration for purchases of property and equipment (which included the purchase of a $12.2 million replacement aircraft for use in emergency responses following a crash in February 2023), $2.0 million in proprietary software development costs, and the payment of assumed purchase price obligations of $1.0 million.

For the six months ended June 30, 2022, net cash used in investing activities was $18.3 million, primarily driven by cash paid for the acquisitions of Environmental Standards and IAG, net of cash acquired, of $14.3 million, as well as purchases of property and equipment for cash consideration of $3.5 million and payment of assumed purchase price obligations of $0.6 million.

Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities was $4.0 million. Cash used in financing activities was driven by the quarterly dividends on the Series A-2 preferred stock of $8.2 million, the term loan amortization payments of $6.6 million related to our 2021 Credit Facility, the repayment of finance leases of $2.2 million, and the payment of acquisition-related contingent consideration of $1.2 million, partially offset by proceeds received from the aircraft loan of $10.9 million and the exercise of stock options of $3.3 million.

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

The 2021 Credit Facility term loan must be repaid in quarterly installments. Prior to May 31, 2023, the 2021 Credit Facility term loan and the revolver bore interest subject to the Company’s leverage ratio and LIBOR. On May 31, 2023, we amended our 2021 Credit Facility to transition the reference rate from LIBOR to SOFR. The transition to SOFR did not materially impact the interest rate paid by the Company or change any material terms of the 2021 Credit Facility.

On May 30, 2023, we amended the 2022 Interest Rate Swap transaction we originally entered into on January 27, 2022, to convert the floating component of the interest rate on $100.0 million of borrowings to 1-Month Term SOFR and a new coupon of 1.319% until January 27, 2025. Prior to the amendment, the floating component of the interest rate was subject to LIBOR and a coupon of 1.39%. The transition to SOFR did not materially impact the interest rate we pay or change any material terms of the 2022 Interest Rate Swap.

On May 30, 2023, we entered into a second interest rate swap transaction fixing the floating component of the interest rate on an additional $70.0 million of borrowings to 1-Month Term SOFR and a coupon of 3.88% until April 27, 2026.

Additionally, effective September 1, 2022, we received an interest rate reduction of 0.05% under the 2021 Credit Facility based on our achievement of certain sustainability and environmental, social and governance related objectives as provided for in the 2021 Credit Facility.

Our obligations under the 2021 Credit Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The 2021 Credit Facility includes a number of covenants imposing certain restrictions on our business. The 2021 Credit Facility also includes financial covenants requiring us to remain below a maximum total net leverage ratio and a minimum fixed charge coverage ratio. As of June 30, 2023 and June 30, 2022, our consolidated total leverage ratio was 1.9 times and 1.1 times, respectively, and we were in compliance with all covenants under the 2021 Credit Facility.

The weighted average interest rate on the 2021 Credit Facility for the six months ended June 30, 2023 and June 30, 2022 was 6.3% and 2.2%, respectively.

The 2021 Credit Facility contains a mandatory prepayment feature upon a number of events, including with the proceeds of certain asset sales and proceeds from the issuance of any debt.

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Loan and Aircraft Security Agreement

On May 18, 2023, we entered into a Loan and Aircraft Security Agreement to finance $10.9 million of the purchase of a new aircraft, which must be repaid in 60 monthly consecutive installments, and all outstanding amounts will become due on May 18, 2028. The aircraft loan bears interest subject to 1-Month Term SOFR and a coupon of 1.86%. The entire principal balance may be prepaid in full subject to a 3.0%, 2.0% and 1.0% prepayment fee if paid prior to the first, second and third anniversary of the loan, respectively.

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

With respect to any redemption of any share of the Series A-2 preferred stock prior to April 13, 2023, we were subject to a make whole penalty in which the holder was guaranteed at least three years of dividend payments on the redeemed amount. We are no longer subject to this make whole penalty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of June 30, 2023, which factors in our interest rate swaps on $170.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolver would have minimal impact in our annual income (loss) before income taxes.

Inflation Risk

We experienced higher labor and significantly higher travel and other direct costs in the fiscal year ended December 31, 2022 as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. In the six months ended June 30, 2023, we also experienced, and continue to experience, higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and although inflation has increased our Selling, general and administrative expense in the six months ended June 30, 2023, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 1, 2023, we issued an aggregate of 86,577 shares of common stock to the former owners of GreenPath as consideration for the acquisition of GreenPath. The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 14, 2023, Vijay Manthripragada, Chief Executive Officer, amended an existing trading plan intended to satisfy Rule 10b5-1(c). The plan, as amended, provides for (a) the sale of 12,500 shares of Company common stock on September 13, 2024 and (b) the purchase of up to 100,000 shares of Company common stock in connection with the exercise of stock options, and the sale of up to 100,000 of such shares between September 13, 2023 and March 14, 2024, in each case subject to certain conditions.

On June 15, 2023, Allan Dicks, Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to (a) sell up to 16,310 shares of Company common stock between September 15, 2023 and June 14, 2024, subject to certain conditions and (b) to purchase up to 98,260 shares of Company common stock in connection with the exercise of stock options, and to sell up to 98,260 of such shares between September 15, 2023 and June 14, 2024, subject to certain conditions.

Item 6. Exhibits.

Exhibit Number	Description

10.1*

Second Amendment to Credit Agreement, dated as of May 26, 2023, by and among Montrose Environmental Group, Inc., the Lenders party thereto, and BMO Harris Bank, N.A., as successor in interest to Bank of the West, as Administrative Agent.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL (included as Exhibit 101)

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

Montrose Environmental Group, Inc.

Date: August 9, 2023	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer