Form 10-Q
period 2023-09-30
Montrose Environmental Group, Inc.
filed 2023-11-08
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 30,188,212 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$23,184	$89,828
Accounts receivable—net	117,375	94,711
Contract assets	57,081	52,403
Prepaid and other current assets	15,419	10,986
Total current assets	213,059	247,928
NON-CURRENT ASSETS:
Property and equipment—net	57,967	36,045
Operating lease right-of-use asset—net	35,795	26,038
Finance lease right-of-use asset—net	12,635	9,840
Goodwill	356,399	323,868
Other intangible assets—net	151,577	142,107
Other assets	8,676	6,088
TOTAL ASSETS	$836,108	$791,914
LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$70,810	$63,412
Accrued payroll and benefits	31,286	20,528
Business acquisitions contingent consideration, current	3,239	3,801
Current portion of operating lease liabilities	11,190	7,895
Current portion of finance lease liabilities	4,127	3,775
Current portion of long-term debt	14,177	12,031
Total current liabilities	134,829	111,442
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	3,130	4,454
Other non-current liabilities	91	13
Deferred tax liabilities—net	10,034	5,742
Conversion option	27,828	25,731
Operating lease liability—net of current portion	31,329	19,437
Finance lease liability—net of current portion	8,482	6,486
Long-term debt—net of deferred financing fees	152,556	152,494
Total liabilities	$368,279	$325,799
COMMITMENTS AND CONTINGENCIES
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 at September 30, 2023 and December 31, 2022; aggregate liquidation preference of $182.2 million at September 30, 2023 and December 31, 2022	152,928	152,928
STOCKHOLDERS’ EQUITY:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at September 30, 2023 and December 31, 2022; issued and outstanding shares: 30,167,657 and 29,746,793 at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in-capital	524,112	492,676
Accumulated deficit	(208,915)	(179,497)
Accumulated other comprehensive (loss) income	(296)	8
Total stockholders’ equity	314,901	313,187
TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$836,108	$791,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUES	$167,937	$130,312	$458,466	$404,902
COST OF REVENUES (exclusive of depreciation and amortization shown below)	102,155	82,234	281,984	261,049
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	56,901	42,857	161,761	131,120
FAIR VALUE CHANGES IN BUSINESS ACQUISITION CONTINGENCIES	459	59	414	(3,472)
DEPRECIATION AND AMORTIZATION	11,863	11,504	33,816	35,928
LOSS FROM OPERATIONS	(3,441)	(6,342)	(19,509)	(19,723)
OTHER (EXPENSE) INCOME
Other (expense) income —net	(671)	1,814	(1,560)	4,618
Interest expense—net	(2,089)	(1,400)	(5,507)	(4,010)
Total other (expense) income—net	(2,760)	414	(7,067)	608
LOSS BEFORE EXPENSE (BENEFIT) FROM INCOME TAXES	(6,201)	(5,928)	(26,576)	(19,115)
INCOME TAX EXPENSE (BENEFIT)	1,324	(208)	2,842	1,892
NET LOSS	$(7,525)	$(5,720)	$(29,418)	$(21,007)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	(198)	20	(304)	17
COMPREHENSIVE LOSS	(7,723)	(5,700)	(29,722)	(20,990)
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(4,100)	(4,100)	(12,300)	(12,300)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(11,625)	(9,820)	(41,718)	(33,307)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING— BASIC AND DILUTED	30,143	29,691	30,016	29,677
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— BASIC AND DILUTED	$(0.39)	$(0.33)	(1.39)	$(1.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible and Redeemable
	Series A-2 Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE—December 31, 2021	17,500	$152,928	29,619,921	$—	$464,143	$(147,678)	$36	$316,501
Net loss	—	—	—	—	—	(7,536)	—	(7,536)
Stock-based compensation	—	—	—	—	10,425	—	—	10,425
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	55,896	—	429	—	—	429
Accumulated other comprehensive income	—	—	—	—	—	—	45	45
BALANCE—March 31, 2022	17,500	$152,928	29,675,817	$—	$470,897	$(155,214)	$81	$315,764
Net loss	—	—	—	—	—	(7,751)	—	(7,751)
Stock-based compensation	—	—	—	—	10,932	—	—	10,932
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	3,575	—	54	—	—	54
Accumulated other comprehensive loss	—	—	—	—	—	—	(48)	(48)
BALANCE—June 30, 2022	17,500	$152,928	29,679,392	$—	$477,783	$(162,965)	$33	$314,851
Net loss	—	—	—	—	—	(5,720)	—	(5,720)
Stock-based compensation	—	—	—	—	11,018	—	—	11,018
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	28,111	—	329	—	—	329
Accumulated other comprehensive income	—	—	—	—	—	—	20	20
BALANCE—September 30, 2022	17,500	152,928	29,707,503	—	485,030	(168,685)	53	316,398

BALANCE—December 31, 2022	17,500	$152,928	29,746,793	$—	$492,676	$(179,497)	$8	$313,187
Net loss	—	—	—	—	—	(14,719)	—	(14,719)
Stock-based compensation	—	—	—	—	13,035	—	—	13,035
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	214,571	—	2,690	—	—	2,690
Accumulated other comprehensive income	—	—	—	—	—	—	12	12
BALANCE—March 31, 2023	17,500	$152,928	29,961,364	$—	$504,301	$(194,216)	$20	$310,105
Net loss	—	—	—	—	—	(7,174)	—	(7,174)
Stock-based compensation	—	—	—	—	11,090	—	—	11,090
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	130,115	—	3,203	—	—	3,203
Accumulated other comprehensive loss	—	—	—	—	—	—	(118)	(118)
BALANCE—June 30, 2023	17,500	$152,928	30,091,479	$—	$514,494	$(201,390)	$(98)	$313,006
Net loss	—	—	—	—	—	(7,525)	—	(7,525)
Stock-based compensation	—	—	—	—	11,484	—	—	11,484
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	76,178	—	2,234	—	—	2,234
Accumulated other comprehensive loss	—	—	—	—	—	—	(198)	(198)
BALANCE—September 30, 2023	17,500	$152,928	30,167,657	$—	$524,112	$(208,915)	$(296)	$314,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(29,418)	$(21,007)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision (recovery) for bad debt	788	(821)
Depreciation and amortization	33,816	35,928
Amortization of right-of-use asset	7,667	6,934
Stock-based compensation expense	35,609	32,375
Fair value changes in financial instruments	1,814	(4,664)
Fair value changes in business acquisition contingencies	414	(3,472)
Deferred income taxes	2,842	1,892
Other	1,201	460
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	(9,538)	7,301
Prepaid expenses and other current assets	(907)	(1,364)
Accounts payable and other accrued liabilities	(772)	(12,943)
Accrued payroll and benefits	6,092	(6,363)
Payment of contingent consideration	(611)	(19,457)
Change in operating leases	(7,525)	(6,634)
Net cash provided by operating activities	41,472	8,165
INVESTING ACTIVITIES:
Purchases of property and equipment	(24,969)	(5,414)
Proprietary software development and other software costs	(2,763)	(397)
Proceeds from insurance	311	277
Payment of purchase price obligations	(1,027)	(439)
Minority investments	(2,347)	—
Cash paid for acquisitions—net of cash acquired	(66,187)	(21,342)
Net cash used in investing activities	(96,982)	(27,315)
FINANCING ACTIVITIES:
Proceeds from the aircraft loan	10,935	—
Repayment of aircraft loan	(335)	—
Repayment of term loan	(8,785)	(8,751)
Payment of contingent consideration	(1,535)	(10,722)
Repayment of finance leases	(3,378)	(2,906)
Proceeds from issuance of common stock for exercised stock options	4,529	812
Dividend payment to the Series A-2 shareholders	(12,300)	(12,300)
Payments of deferred offering costs	—	(183)
Net cash used in financing activities	(10,869)	(34,050)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(66,379)	(53,200)
Foreign exchange impact on cash balance	(265)	25
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	89,828	146,741
End of period	$23,184	$93,566
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$4,838	$4,852
Cash paid for income tax	$1,374	$587
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$1,626	$881
Property and equipment purchased under finance leases	$5,728	$3,939
Common stock issued to acquire new businesses	$2,598	$—
Acquisitions unpaid contingent consideration	$6,369	$6,777
Acquisitions contingent consideration paid in shares	$1,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business— Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 100 offices across the United States, Canada, Australia and Europe and approximately 3,500 employees as of September 30, 2023.

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

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements—In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The new guidance was adopted as of January 1, 2023 and did not have a material impact on the Company’s unaudited condensed consolidated financial statements; however, it may impact the accounting for future acquisitions. The future impact of this new guidance will be primarily a function of the facts and circumstances specific to any acquisitions consummated after adoption and therefore cannot be predicted.

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

Recently Issued Accounting Pronouncements Not Yet Adopted— On August 23, 2023, the FASB issued ASU 2023-05, under which an entity that qualifies as either a joint venture or a corporate joint venture is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture must initially measure its assets and liabilities at fair value on the formation date. The amendments in ASU 2023-05 are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

Disaggregation of Revenue—The Company disaggregates revenue by its operating segments and geographic location. The Company believes disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue disclosures are provided in Note 18.

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

The following table presents the Company’s contract balances:

	September 30,	December 31,
	2023	2022
Contract assets	$57,081	$52,403
Contract liabilities	12,398	18,549

Contract assets acquired through business acquisitions amounted to $2.2 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively. No material contract liabilities were acquired through business acquisitions as of September 30, 2023 and December 31, 2022.

Revenue recognized during the three and nine months ended September 30, 2023, included in the contract liabilities balance at the beginning of the year was $0.7 million and $14.0 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of September 30, 2023 and December 31, 2022, the estimated revenue expected to be recognized in the future related to unsatisfied performance obligations was approximately $86.7 million and $100.4 million, respectively. As of September 30, 2023, the Company expected to recognize approximately 74% of this amount as revenue within a year, and the remaining 26% to be recognized as revenue beyond one year.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	September 30, 2023	December 31, 2022
Accounts receivable, invoiced	$119,388	$95,055
Accounts receivable, other	763	1,571
Allowance for doubtful accounts	(2,776)	(1,915)
Accounts receivable—net	$117,375	$94,711

The Company did not have any customers that exceeded 10.0% of its gross receivables as of September 30, 2023 and December 31, 2022. For the three and nine months ended September 30, 2023 the Company had one customer who accounted for 10.6% and 10.5% of revenue, respectively. For the three and nine months ended September 30, 2022 the Company had one customer who accounted for 11.1% and 14.8% of revenue, respectively. The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)	Charged to Allowance	Other(1)	Ending Balance
Nine months ended September 30, 2023	$1,915	$788	$73	$—	$2,776
Year ended December 31, 2022	4,581	(1,097)	(1,696)	127	1,915

____________________

(1)
This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	September 30,	December 31,
	2023	2022
Deposits	$1,627	$1,394
Prepaid expenses	7,175	5,266
Supplies	5,035	3,632
Income tax receivable	1,582	694
Prepaid and other current assets	$15,419	$10,986

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

Property and equipment, net, consisted of the following:

	Estimated	September 30,	December 31,
	Useful Life	2023	2022
Lab and test equipment	7 years	$24,177	$21,171
Vehicles	5 years	5,900	5,732
Equipment	3-7 years	49,115	40,940
Furniture and fixtures	7 years	3,233	2,841
Leasehold improvements	7 years	10,124	8,576
Aircraft	10-20 years	12,312	931
Building	39 years	5,748	2,975
		110,609	83,166
Land		1,089	725
Construction in progress		3,895	3,150
Less accumulated depreciation		(57,626)	(50,996)
Total property and equipment— net		$57,967	$36,045

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $2.6 million and $7.4 million for the three and nine months ended September 30, 2023, respectively, and $1.7 million and $5.3 million for the three and nine months ended September 30, 2022, respectively.

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

The components of lease expense were as follows:

		For the Three Months Ended September 30,
	Statement of Operations Location	2023	2022
Operating lease cost
Lease cost	Selling, general and administrative expense	$3,157	$2,542
Variable lease cost	Selling, general and administrative expense	334	354
Total operating lease cost		3,491	2,896

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	1,342	1,075
Interest on lease liabilities	Interest expense—net	156	116
Total finance lease cost		1,498	1,191
Total lease cost		$4,989	$4,087

		For the Nine Months Ended September 30,
	Statement of Operations Location	2023	2022
Operating lease cost
Lease cost	Selling, general and administrative expense	$8,702	$7,472
Variable lease cost	Selling, general and administrative expense	959	911
Total operating lease cost		9,661	8,383

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	3,925	3,026
Interest on lease liabilities	Interest expense—net	457	335
Total finance lease cost		4,382	3,361
Total lease cost		$14,043	$11,744

Supplemental cash flow information related to leases was as follows:

	For the Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$8,558	$7,171
Operating cash flows used in finance leases	457	335
Financing cash flows used in finance leases	3,378	2,906

Lease liabilities arising from new ROU assets:
Operating leases	23,087	11,786
Finance leases	5,728	3,939

Weighted average remaining lease terms and weighted average discount rates were:

	September 30, 2023
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.1	3.51
Weighted average discount rate	4.63%	6.05%

	September 30, 2022
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.56	3.32
Weighted average discount rate	2.58%	5.27%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2023	$3,351	$1,354
2024	12,457	4,428
2025	9,432	3,442
2026	7,236	2,710
2027	5,031	1,597
2028 and thereafter	10,504	527
Total undiscounted future minimum lease payments	48,011	14,058
Less imputed interest	(5,492)	(1,449)
Total discounted future minimum lease payments	$42,519	$12,609

7. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired certain businesses during the nine months ended September 30, 2023 and during the year ended December 31, 2022. The results of each of those acquired businesses are included in the unaudited condensed consolidated financial statements beginning on the acquisition date. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

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

The Company may be required to make up to $7.1 million in aggregate earn-out payments between the years 2024 and 2026 in connection with certain of its business acquisitions, of which up to $1.5 million may be paid only in cash, up to $4.5 million may be paid only in common stock and up to $1.1 million may be paid, at the Company’s option, in cash or common stock.

Transaction costs related to business combinations totaled $1.5 million and $5.0 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2022, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Acquisitions Completed During the Nine Months Ended September 30, 2023

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

Vandrensning ApS. ("Vandrensning") —In July 2023, the Company completed the acquisition of Vandrensning by acquiring 100.0% of its common stock. Vandrensning, a European-based company, specializes in water treatment solutions.

The following table summarizes the elements of the purchase price of the acquisitions completed during the nine months ended September 30, 2023:

	Cash	Common Stock	Other Purchase Price Components		Contingent Consideration	Total Purchase Price
Matrix	$46,563	$—	$2,019	(1)	$—	$48,582
All other 2023 acquisitions	22,077	2,598	519		1,096	26,290
Total	$68,640	$2,598	$2,538		$1,096	$74,872

____________________

(1)
Includes $1.3 million in holdback amounts payable to the seller. Cash funds to be used for payment have been classified as restricted cash in the Company's unaudited condensed consolidated statement of financial position.

The upfront cash payment made to acquire the acquisitions completed during the nine months ended September 30, 2023 was funded through cash on hand. The other purchase price components mainly consist of deferred purchase price liabilities and working capital amounts.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	Matrix (as initially reported)	Matrix Measurement Period Adjustments	Matrix (As Adjusted)(1)	All other 2023 acquisitions(1)	Total(1)
Cash	$1,524	$—	$1,524	$929	$2,453
Accounts receivable and contract assets	15,752	2	15,754	3,441	19,195
Other current assets	2,094	(262)	1,832	439	2,271
Current assets	19,370	(260)	19,110	4,809	23,919
Property and equipment	2,231	—	2,231	1,705	3,936
Operating lease right-of-use asset	14,760	(7,677)	7,083	46	7,129
Customer relationships	—	15,799	15,799	7,741	23,540
Trade names	—	2,150	2,150	222	2,372
Covenants not to compete	—	2,198	2,198	631	2,829
Other intangible assets	—	—	—	444	444
Goodwill	36,118	(15,053)	21,065	11,702	32,767
Total assets	72,479	(2,843)	69,636	27,300	96,936
Current liabilities	11,267	(668)	10,599	978	11,577
Operating lease liability—net of current portion	12,500	(2,175)	10,325	32	10,357
Other non-current liabilities	130	—	130	—	130
Total liabilities	23,897	(2,843)	21,054	1,010	22,064
Purchase price	$48,582	$—	$48,582	$26,290	$74,872

___________________________________

(1) The Company is continuing to obtain information to complete the valuation of certain of these acquisitions' assets and liabilities.

The weighted average useful lives for Matrix's identifiable customer relationships, tradenames and covenants not to compete are 12 years, 2.5 years, and 5 years, respectively. The weighted average useful lives for GreenPath's identifiable customer relationships, tradenames, covenants not to compete, and proprietary software are 12 years, 1 year, 5 years, and 5 years, respectively. The weighted average useful lives for all of the other acquisitions identifiable customer relationships, tradenames, and covenants not to compete are 7 years, 2 years, and 5 years, respectively.

Goodwill associated with the Frontier acquisition is deductible for income tax purposes.

Frontier and GreenPath are included in the Company’s Measurement and Analysis segment. EAI, Matrix and Vandrensning are included in the Company’s Remediation and Reuse segment.

For the acquisitions completed during the nine months ended September 30, 2023, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2023 includes revenue of $29.2 million and $40.8 million, respectively, and pre-tax income of $6.5 million and $7.4 million, respectively, related to these acquisitions.

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

During the nine months ended September 30, 2023, measurement period adjustments of $0.2 million were recorded to goodwill as a result of the Company’s efforts to complete the valuation of certain acquired assets and assumed liabilities related to the acquisitions completed during the year ended December 31, 2022 (Note 8).

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

	For the Three Months Ended September 30,
	2023			2022
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$167,937	$24	$167,961	$130,312	$26,595	$156,907
Net (loss) income	(7,525)	(5)	(7,530)	(5,720)	2,896	(2,824)

	For the Nine Months Ended September 30,
	2023			2022
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma
Revenues	$458,466	$25,852	$484,318	$404,902	$69,816	$474,718
Net (loss) income	(29,418)	809	(28,609)	(21,007)	4,442	(16,565)

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2022	$185,116	$86,205	$52,547	$323,868
Goodwill acquired during the period	—	7,183	40,637	47,820
Matrix acquisition measurement period adjustments (Note 7)	—	—	(15,053)	(15,053)
Prior year acquisitions measurement period adjustments (Note 7)	(170)	(6)	6	(170)
Foreign currency translation impact	—	—	(66)	(66)
Balance as of September 30, 2023	$184,946	$93,382	$78,071	$356,399

Amounts related to finite-lived intangible assets are as follows:

September 30, 2023	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$231,564	$110,743	$120,821
Covenants not to compete	4-5 years	36,371	30,385	5,986
Trade names	1-5 years	24,434	20,106	4,328
Proprietary software	3-5 years	25,895	18,528	7,367
Patent	16 years	17,479	4,404	13,075
Total other intangible assets —net		$335,743	$184,166	$151,577

December 31, 2022	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2-15 years	$208,024	$95,768	$112,256
Covenants not to compete	4-5 years	33,542	28,280	5,262
Trade names	1-5 years	22,061	18,256	3,805
Proprietary software	3-5 years	22,698	15,810	6,888
Patent	16 years	17,479	3,583	13,896
Total other intangible assets —net		$303,804	$161,697	$142,107

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $8.0 million and $22.5 million for the three and nine months ended September 30, 2023, respectively, and $8.7 million and $27.6 million for the three and nine months ended September 30, 2022, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2023 (remaining)	$7,769
2024	28,103
2025	21,128
2026	16,446
2027	15,847
Thereafter	62,284
Total	$151,577

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Accounts payable	$35,984	$25,353
Accrued expenses	16,793	14,754
Other business acquisitions purchase price obligations	1,762	1,185
Contract liabilities	12,398	18,549
Other current liabilities	3,873	3,571
Total accounts payable and other accrued liabilities	$70,810	$63,412

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued bonuses	$15,162	$8,624
Accrued paid time off	1,465	1,088
Accrued payroll	12,066	8,410
Accrued other	2,593	2,406
Total accrued payroll and benefits	$31,286	$20,528

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was 21.3% and 10.7% for the three and nine months ended September 30, 2023, respectively, and (3.5)% and 9.9% for the three and nine months ended September 30, 2022, respectively. Income tax expense recorded by the Company during the three and nine months ended September 30, 2023 was $1.3 million and $2.8 million, respectively. Income tax (benefit) expense recorded by the Company during the three and nine months ended September 30, 2022 was $(0.2) million and $1.9 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of September 30, 2023, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of September 30, 2023. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense (benefit).

12. DEBT

Debt consisted of the following:

	September 30,	December 31,
	2023	2022
Term loan facility	$157,500	$166,250
Revolving line of credit	—	—
Aircraft loan	10,600	—
Less deferred debt issuance costs	(1,367)	(1,725)
Total debt	166,733	164,525
Less current portion of long-term debt	(14,177)	(12,031)
Long-term debt, less current portion	$152,556	$152,494

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

Repayments of quarterly installments were scheduled to begin with the quarter ended December 31, 2021. The first quarterly installment repayment, amounting to $2.2 million, was paid in January 2022. Exclusive of the payment made in respect of the quarter ended December 31, 2021, the quarterly installment repayments for the nine months ended September 30, 2022 amounted to $6.6 million. The December 31, 2022 installment repayment, amounting to $2.2 million, was paid in January 2023. Exclusive of the payment made in respect of the quarter ended December 31, 2022, the quarterly installment repayments for the nine months ended September 30, 2023, amounted to $6.6 million.

On May 31, 2023, the Company amended its 2021 Credit Facility agreement to transition the reference rate from LIBOR to SOFR plus 0.10%. The transition to SOFR did not materially impact the interest rate paid by the Company or change any material terms of the 2021 Credit Facility.

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

Additionally, effective September 1, 2022, the Company received an interest rate reduction of 0.05% under the 2021 Credit Facility based on the Company’s achievement of certain sustainability and environmental, social and governance related objectives as provided for in the 2021 Credit Facility. Effective September 1, 2023, the interest rate reduction was decreased to 0.025% based on the most recent annual assessment of the Company’s achievement of these objectives.

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants which required the Company to remain below a maximum total net leverage ratio of 4.25 times until the fiscal quarter ended September 31, 2022, which stepped down to 4.00 times during the fiscal quarter ending December 31, 2022 and applies through and including the fiscal quarter ending September 30, 2023 and then further steps down to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. As of September 30, 2023 and December 31, 2022, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 1.9 times and 1.3 times, respectively, and the Company was in compliance with all covenants under the 2021 Credit Facility.

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

The weighted average interest rate on the 2021 Credit Facility for the nine months ended September 30, 2023 and September 30, 2022, before giving effect to the impact of the interest rate swaps, was 6.6% and 2.9%, respectively.

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

The following is a schedule of the aggregate annual maturities of long-term debt presented on the unaudited condensed consolidated statement of financial position, gross of deferred debt issuance cost of $1.4 million, based on the terms of the 2021 Credit Facility and the Aircraft Loan:

September 30,	2021 Credit Facility	Aircraft Loan	Total
2024	$13,125	$1,052	$14,177
2025	13,125	1,129	14,254
2026	131,250	1,209	132,459
2027	—	1,295	1,295
2028	—	5,915	5,915
Total	$157,500	$10,600	$168,100

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	September 30,	December 31,
	2023	2022
Interest rate swap(1)	$6,329	$6,046
Total assets	$6,329	$6,046

Business acquisitions contingent consideration, current	$3,239	$3,801
Business acquisitions contingent consideration, long-term	3,130	4,454
Conversion option	27,828	25,731
Total liabilities	$34,197	$33,986

_____________________________

(1) Included in other assets in the unaudited condensed consolidated statement of financial position.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Total Liabilities
Balance—at January 1, 2022	$—	$—	$31,450	$4,350	$23,081	$58,881
Acquisitions	—	—	—	1,216	—	1,216
Changes in fair value included in earnings	6,313	6,313	330	(390)	1,649	1,589
Payment of contingent consideration payable	—	—	(30,179)	—	—	(30,179)
Reclass of long term to short term contingent liabilities	—	—	2,366	(2,366)	—	—
Balance—at September 30, 2022	$6,313	$6,313	$3,967	$2,810	$24,730	$31,507

Balance—at January 1, 2023	$6,046	$6,046	$3,801	$4,454	$25,731	$33,986
Acquisitions	—	—	397	730	—	1,127
Changes in fair value included in earnings	283	283	(73)	206	2,097	2,230
Payment of contingent consideration payable	—	—	(3,146)	—	—	(3,146)
Reclass of long term to short term contingent liabilities	—	—	2,260	(2,260)	—	—
Balance—at September 30, 2023	$6,329	$6,329	$3,239	$3,130	$27,828	$34,197

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

Business Acquisitions Contingent Consideration—The fair value of the contingent consideration payable associated with the acquisition of CTEH was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. The fair value of the contingent consideration payable associated with the acquisition of Environmental Standards was determined using a Probabilistic (Scenario Based) method. The fair values of the contingent consideration payables for the other acquisitions, including Sensible, were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date. Prior to the second quarter of 2023, the fair value of the contingent consideration payable associated with the acquisition of Sensible was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. As of September 30, 2023, the Sensible earnout is expected to be achieved in full and therefore, the entire payable has been recorded. The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earn-out thresholds.

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

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2031. Certain of these operating leases contain rent escalation clauses. The Company also has vehicle and equipment leases that expire through 2028 (Note 6 and 12).

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

15. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. The Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full on July 30, 2020. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $4.1 million during both the three months ended September 30, 2023 and September 30, 2022, and $12.3 million during both the nine months ended September 30, 2023 and September 30, 2022.

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

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of September 30, 2023, the Company has determined that a change of control is not probable. Additionally, as of September 30, 2023, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of September 30, 2023, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary.

The Convertible and Redeemable Series A-2 Preferred Stock contains a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. As of September 30, 2023 and December 31, 2022, this conversion embedded feature had a net fair value of $27.8 million and $25.7 million, respectively. The change in net fair value of $0.7 million and $2.1 million for the three and nine months ended September 30, 2023, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2022, respectively, was recorded to other (expense) income.

16. STOCKHOLDERS’ EQUITY

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of September 30, 2023 and December 31, 2022.

Common Stock Issuances—The Company issued the following shares of common stock:

	Three Months Ended September 30,
	2023			2022
	Shares	Average Price per Share	Total	Shares	Average Price per Share	Total
Exercise of options	49,490	$24.93	$1,234	28,111	$11.70	$329
Payment of earn-out liability	26,688	37.47	1,000	—	—	—
Total	76,178	$29.32	$2,234	28,111	$11.70	$329

	Nine Months Ended September 30,
	2023			2022
	Shares	Average Price per Share	Total	Shares	Average Price per Share	Total
Acquisitions	86,577	$30.01	$2,598	—	$—	$—
Exercise of options	217,483	20.82	4,529	62,293	13.04	812
Restricted shares, net (1)	90,116	36.81	—	25,289	66.58	—
Payment of earn-out liability	26,688	37.47	1,000	—	—	—
Total	420,864	$27.19	$8,127	87,582	$28.50	$812

(1) Represents the non-cash release of common shares due to the vesting of restricted stock.

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of September 30, 2023 and September 30, 2022, there was $132.8 million and $152.5 million, respectively, of total unrecognized stock-based compensation expense related to unvested options, restricted stock and stock appreciation rights granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average three year period. The following number of shares were authorized to be issued and available for grant:

	September 30, 2023
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	6,330,713	2,036,219	8,366,932
Shares available for grant(1)	703,380	—	703,380

	September 30, 2022
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	5,140,112	2,037,019	7,177,131
Shares available for grant(1)	364,949	—	364,949

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

Total stock-based compensation expense for the Plans was as follows:

	Three Months Ended September 30,
	2023					2022
	2017 plan			2013 plan		2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$399	$409	$—	$—	$808	$404	$—	$—	$—	$404
Selling, general and administrative expense	1,050	7,311	2,315	—	10,676	2,216	6,083	2,315	—	10,614
Total	$1,449	$7,720	$2,315	$—	$11,484	$2,620	$6,083	$2,315	$—	$11,018

	Nine Months Ended September 30,
	2023					2022
	2017 plan			2013 plan		2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$1,214	$1,195	$—	$—	$2,409	$1,069	$—	$—	$—	$1,069
Selling, general and administrative expense	3,844	22,486	6,870	—	33,200	6,449	17,892	6,965	—	31,306
Total	$5,058	$23,681	$6,870	$—	$35,609	$7,518	$17,892	$6,965	$—	$32,375

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units—The Company issues restricted stock awards ("RSAs") to certain 2017 Plan participants as Director’s compensation. There were zero RSAs granted during the three months ended September 30, 2023 and September 30, 2022. There were 17,346 and 10,920 RSAs granted during the nine months ended September 30, 2023 and September 30, 2022, respectively. These RSAs vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

During the three and nine months ended September 30, 2023, the Board of Directors approved the grant of 90,384 and 343,971 restricted stock units (“RSUs”) to certain senior non-executive employees of the Company, in lieu of options. These RSUs represent the right to receive one share of the Company’s common stock upon vesting. These RSUs vest annually over a weighted-average 4-year period from the date of grant, subject to continued service through each such date. No RSUs were issued to senior non-executive employees during the nine months ended September 30, 2022.

During 2023 and 2022, the Board of Directors approved the grant of RSUs under certain supplemental incentive plans ("SI Plans"). There were zero RSUs issued under these SI Plans during the three months ended September 30, 2023 and September 30, 2022, respectively. There were 370,349 and 95,404 RSUs issued under these SI Plans during the nine months ended September 30, 2023 and September 30, 2022, respectively. The majority of the RSUs issued under these SI Plans during the nine months ended September 30, 2023 vested 1/3 on the date of grant, and will vest 1/3 on the one-year anniversary of the grant, and 1/3 on the two-year anniversary of the grant, subject to continued service through each such date. The remaining RSUs vest annually over a 4-year period from the date of grant, subject to continued service through each such date.

RSAs and RSUs activity was as follows:

	Three Months Ended September 30,
	2023			2022
	Shares	Average Price per Share	Fair Value	Shares	Average Price per Share	Fair Value
Awards granted	90,384	$38.49	$3,479	—	$—	$—
Awards forfeited	(5,343)	32.19	172	—	—	—

	Nine Months Ended September 30,
	2023			2022
	Shares	Average Price per Share	Fair Value	Shares	Average Price per Share	Fair Value
Awards granted	731,666	$34.47	$25,219	106,324	$46.82	$4,978
Awards forfeited	(8,902)	32.18	286	—	—	—
Awards vested	90,116	36.81	3,317	25,289	30.98	783

There were an aggregate of 2,786,961 and 2,064,197 shares underlying outstanding RSAs and RSUs awards as of September 30, 2023 and September 30, 2022, respectively.

Stock Appreciation Rights— As of September 30, 2023, there were 3,000,000 units of stock appreciation rights (“SARs”) outstanding under the 2017 Plan. These SARs represent the right to receive, upon exercise, a payment equal to the excess of (a) the fair market value of one share of the Company’s common stock, over (b) an exercise price of $66.79, payable, at the Company’s election, in cash or shares of common stock. These SARs vest on the 5th anniversary of the date of the grant based on achievement of performance hurdles over a five-year period, subject to continued service on the vesting date. The performance hurdles are as follows:

SARs Stock Price Performance Hurdle	Portion of SARs Subject to Performance Hurdle
$133.58	1/3
$166.98	1/3
$200.37	1/3

The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date. None of the market conditions have been achieved as of September 30, 2023.

The SARs expire 10 years after the grant date. The fair value of these SARs at the grant date was $46.0 million. The weighted average remaining contract life of these SARs as of September 30, 2023 was 8.21 years.

Options—Options issued to all optionees under the 2017 Plan vest over 4-years from the date of issuance (or earlier vesting start date, as determined by the Board of Directors) as follows: one-half on the second anniversary of the date of grant and the remaining half on the fourth anniversary of the date of grant, with the exception of certain annual grants to certain executive officers, which vest annually over a 3-year and 1-year period. The following summarizes the options activity of the 2017 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding as of January 1, 2022	2,036,729	$26	$14	8.30	$91,030
Granted	664,784	44	16	—	—
Forfeited/ cancelled	(60,167)	36	—	—	—
Exercised	(26,258)	22	—	—	671
Outstanding as of September 30, 2022	2,615,088	30	15	8.04	18,784

Outstanding as of January 1, 2023	2,579,566	$31	$15	7.76	$37,295
Granted	253,980	32	14	—	—
Forfeited/ cancelled	(119,330)	36	—	—	—
Expired	(2,950)	29	—	—	—
Exercised	(173,554)	24	—	—	3,701
Outstanding as of September 30, 2023	2,537,712	$31	$16	7.32	$10,427
Exercisable at September 30, 2023	1,351,428	29	—	6.74	6,037

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation:

	September 30,	September 30,
	2023	2022
Common stock value (per share)	$32.41	$43.72
Expected volatility	33.55%	33.45%
Risk-free interest rate	3.77%	1.94%
Expected life (years)	7.00	6.45
Forfeiture rate	None	None
Dividend rate	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding as of January 1, 2022	897,674	$6	$2	4.37	$57,529
Expired	(125)	6	—	—	—
Exercised	(36,035)	6	—	—	1,425
Outstanding as of September 30, 2022	861,514	6	2	3.61	23,448

Outstanding as of January 1, 2023	855,695	$6	$2	3.31	$32,478
Expired	(800)	6	—	—	—
Exercised	(43,929)	7	—	—	1,557
Outstanding as of September 30, 2023	810,966	$6	$2	2.58	$18,554
Exercisable at September 30, 2023	810,966	6	—	2.58	18,554

Total shares outstanding from exercised options were 1,527,913 shares and 1,271,383 shares as of September 30, 2023 and September 30, 2022, respectively.

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	September 30,
	2023	2022
Montrose 2013 Stock Incentive Plan	810,966	861,514
Montrose 2017 Stock Incentive Plan(1)	8,651,455	7,757,995
Total	9,462,421	8,619,509

(1) In January 2023 and 2022, the Board of Directors ratified the addition of 1,189,801 and 1,185,112 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited, or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards. Shares reserved for future issuance include 3,000,000 shares underlying the 3,000,000 performance SARs granted in December 2021 that are subject to vesting based on the achievement of certain market conditions. Assuming achievement at the highest price performance hurdle, approximately 2,000,000 shares of common stock would be issued upon vesting of these performance SARs. To date, none of the market conditions have been achieved.

17. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period. The Convertible and Redeemable Series A-2 Preferred Stock is considered a participating security during the applicable period. Net losses are not allocated to the Convertible and Redeemable Series A-2 stockholders, as they were not contractually obligated to share in the Company’s losses.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of RSAs, RSUs, SARs, and shares of common stock underlying stock options outstanding under the Plans. During the three and nine months ended September 30, 2023 and September 30, 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding during the applicable period due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for net loss per share)	2023	2022	2023	2022
Net loss	$(7,525)	$(5,720)	$(29,418)	$(21,007)
Convertible and redeemable series A-2 preferred stock dividend	(4,100)	(4,100)	(12,300)	(12,300)
Net loss attributable to common stockholders –basic and diluted	(11,625)	(9,820)	(41,718)	(33,307)
Weighted-average common shares outstanding – basic and diluted	30,143	29,691	30,016	29,677
Net loss per share attributable to common stockholders –basic and diluted	$(0.39)	$(0.33)	$(1.39)	$(1.12)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	September 30,
	2023(1)	2022(1)
Stock options	3,348,678	3,476,602
Restricted stock	2,410,363	1,777,958
Series A-2	5,447,090	4,954,842
SARs	3,000,000	3,000,000

_____________________________

(1) Includes 7,581,261 and 6,785,477 common stock equivalents that are out of the money as of September 30, 2023 and September 30, 2022, respectively.

18. SEGMENT AND GEOGRAPHIC LOCATION INFORMATION

The Company has three operating and reportable segments: Assessment, Permitting and Response, Measurement and Analysis, and Remediation and Reuse. These segments are monitored separately by management for performance against budget and prior year and are consistent with internal financial reporting. The Company’s operating segments are organized based upon primary services provided, the nature of the production process, their type of customers, methods used to distribute the products, and the nature of the regulatory environment.

Segment Adjusted EBITDA is the primary measure of operating performance for all three operating segments. Segment Adjusted EBITDA is the calculated Company’s Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”), adjusted to exclude certain transactions such as stock-based compensation, acquisition costs, and fair value changes in financial instruments, amongst others. Beginning in the first quarter of 2023, the calculation of Segment adjusted EBITDA no longer adjusts for start-up losses and investment in new services as the Chief Operating Decision Maker (“CODM”) no longer reviews the Segment Adjusted EBITDA measure without these costs. The CODM does not review segment assets as a measure of segment performance.

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

Corporate and Other includes costs associated with general corporate overhead (including executive, legal, finance, safety, human resources, marketing, and IT related costs) that are not directly related to supporting operations. Overhead costs that are directly related to supporting operations (such as insurance, software, licenses, shared services, and payroll processing costs) are allocated to the operating segments on a basis that reasonably approximates an estimate of the use of these services.

Segment revenues and Adjusted EBITDA consisted of the following:

	Three Months Ended September 30,
	2023			2022
			Segment			Segment
	Segment		Adjusted	Segment		Adjusted
	Revenues		EBITDA	Revenues		EBITDA(4)
Assessment, Permitting and Response	$57,009		$14,878	$46,414		$9,820
Measurement and Analysis	50,468	(1)	10,352	43,754	(1)	8,483	(3)
Remediation and Reuse	60,460		7,446	40,144		7,010
Total Operating Segments	167,937		32,676	130,312		25,313
Corporate and Other	—		(9,373)	—		(6,940)
Total	$167,937		$23,303	$130,312		$18,373

	Nine Months Ended September 30,
	2023			2022
			Segment			Segment
	Segment		Adjusted	Segment		Adjusted
	Revenues		EBITDA	Revenues		EBITDA(4)
Assessment, Permitting and Response	$170,634		$42,977	$142,051		$30,252
Measurement and Analysis	143,050	(2)	27,528	125,739	(2)	21,852	(3)
Remediation and Reuse	144,782		18,767	137,112		22,059
Total Operating Segments	458,466		89,272	404,902		74,163
Corporate and Other	—		(28,175)	—		(22,826)
Total	$458,466		$61,097	$404,902		$51,337

_____________________________________

(1) Includes revenue of $2.0 million and $3.9 million from the Discontinuing Specialty Lab, for the three months ended September 30, 2023 and September 30, 2022, respectively.

(2) Includes revenue of $5.9 million and $12.9 million from the Discontinuing Specialty Lab, for the nine months ended September 30, 2023 and September 30, 2022, respectively.
(3) Includes Adjusted EBITDA loss of $(0.5) million and $(0.1) million from the Discontinuing Specialty Lab for the three and nine months ended September 30, 2022, respectively.

(4) Includes the add back of start-up losses and investment in new services of $1.3 million and $2.9 million for the three and nine months ended September 30, 2022, respectively.

Presented below is a reconciliation of the Company’s segment measure to net loss:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Total	$23,303		$18,373		$61,097		$51,337
Interest expense, net	(2,089)		(1,400)		(5,507)		(4,010)
Income tax (expense) benefit	(1,324)		208		(2,842)		(1,892)
Depreciation and amortization	(11,863)		(11,504)		(33,816)		(35,928)
Stock-based compensation	(11,484)		(11,018)		(35,609)		(32,375)
Start-up losses and investment in new services	—		(1,278)		—		(2,949)
Acquisition costs	(1,499)		(368)		(4,970)		(1,354)
Fair value changes in financial instruments	(806)		1,808		(1,814)		4,664
Fair value changes in business acquisition contingencies	(459)		(59)		(414)		3,472
Expenses related to financing transactions	(3)		—		(7)		(7)
Discontinuing Specialty Lab	(1,302)	(1)	—		(5,321)	(1)	—
Other gains (losses) and (expenses)	1		(482)	(2)	(215)		(1,965)	(2)
Net loss	$(7,525)		$(5,720)		$(29,418)		$(21,007)

__________________________

(1) Amounts consist of operating losses before depreciation related to the Discontinuing Specialty Lab.

(2) Amounts include costs associated with the closing of a lab.

The following table presents revenues by geographic location:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$133,451	$124,677	$405,395	$389,954
Canada	31,206	3,361	44,488	8,486
Other international	3,280	2,274	8,583	6,462
Total Revenue	$167,937	$130,312	$458,466	$404,902

19. RELATED-PARTY TRANSACTIONS

The Company did not have any related party transactions during the three and nine months ended September 30, 2023 and September 30, 2022.

20. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of September 30, 2023, and December 31, 2022, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 5.0% of the participant’s compensation. Employer contributions under the 401(k) Savings Plan were $2.0 million and $5.9 million for the three and nine months ended September 30, 2023, respectively, and $1.2 million and $4.6 million for the three and nine months ended September 30, 2022, respectively, and are included within selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.

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
•
safety-related issues;
•
the impact of pandemics on our business operations and on local, national and global economies;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and nine months ended September 30, 2023 and September 30, 2022 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2022 Form 10-K.

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada, Europe and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three and nine months ended September 30, 2023 and September 30, 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Revenues in thousands)	2023(1)	2022(1)	2023	2022
Acquisitions completed	1	2	5	4
Revenues attributable to acquisitions completed in the relevant period	$305	$908	$40,809	$13,193
Percentage of revenues	0.2%	0.7%	8.9%	3.3%

_________________________________

(1)
Acquisitions revenue amounts in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” includes third quarter revenue from acquisitions completed in the first and second quarter, whereas this disclosure only considers revenue attributable to the acquisitions acquired during the three months ended September 30, 2023 and September 30, 2022.

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

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn-outs could be significant. The amount of each for the three and nine months ended September 30, 2023 and September 30, 2022, was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Amortization expense	$7,922	$8,668	$22,512	$27,579
Acquisition-related costs	1,499	368	4,970	1,354
Fair value changes in business acquisition contingencies	459	59	414	(3,472)

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made earn-out payments of $30.0 million in March 2022 in connection with our CTEH acquisition. In connection with our Sensible, Huco, EAI and Vandrensning acquisitions, we may make up to $7.1 million in aggregate earn-out payments between the years 2024 and 2026, of which up to $1.5 million may be paid only in cash, up to $4.5 million may be paid only in common stock and up to $1.1 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

COVID-19

To date, COVID-19 related adverse impacts have not had a material adverse effect on our reported results or our liquidity. On the other hand, we have seen benefits from COVID-19 given client demand for CTEH’s toxicology and response services, which represented a meaningful revenue stream, in 2021 and 2022, primarily as a result of COVID-19 response work performed by CTEH. COVID-19 revenues were negligible in the three and nine months ended September 30, 2023. Given the significance and non-recurring nature of our COVID-19 related revenues in prior periods, our historical results may not be comparable to future results.

Organic Growth

We define organic growth as the change in revenues excluding revenues from i) our CTEH environmental emergency response business, ii) acquisitions for the first twelve months following the date of acquisition, and iii) businesses held for sale, disposed of or discontinued. As a result of the potential annual volatility in CTEH's environmental emergency response revenues due to the unpredictable nature of this business, we will no longer be including these revenues in the calculation of organic growth. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in conjunction with revenue growth calculated in accordance with GAAP. We have grown organically over the long term and expect to continue to do so.

Discontinued Operations

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations, and that the services offered are consistent with the Company’s mission.

As part of this evaluation, during the first quarter of 2023, we determined to sell one of our specialty lab testing businesses, the Discontinuing Specialty Lab, whose service offering is non-core to the Company’s business. The Discontinuing Specialty Lab, which is part of our Measurement and Analysis segment, generated revenues of $2.0 million and $5.9 million in the three and nine months ended September 30, 2023, respectively, and $3.9 million and $12.9 million in the three and nine months ended September 30, 2022, respectively. We expect the sale process to be completed prior to December 31, 2023. The discontinuation of this specialty service line did not represent a strategic shift that had (or will have) a major effect on the Company’s operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

During the fourth quarter of 2022, we determined to exit our lab in Berkley, California and terminate the related positions. This discontinued lab, which was included in our Measurement and Analysis segment, did not generate any material revenue during the three and nine months ended September 30, 2022.

During the second quarter of 2022, we determined to exit all legacy water treatment and biogas operations and maintenance contracts, collectively, the Discontinued O&M Contracts, as well as the related positions. The work associated with these contracts is non-specialized and commoditized, and it was determined that the risk of facility failure taken on by the Company as the O&M contractor no longer justified the low margins in these contracts. Revenue from our water treatment and biogas operations and maintenance contracts, which were included in the results of our Remediation and Reuse segment, were $0.7 million and $3.1 million in the three and nine months ended September 30, 2022. This decision did not impact the Company’s specialized PFAS water treatment operations and maintenance contracts.

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

Financing Costs

On April 27, 2021, we entered into the 2021 Credit Facility and repaid all amounts outstanding under our prior credit facility. The 2021 Credit Facility consists of a $175.0 million term loan and a $125.0 million revolving credit facility. The revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Prior to May 31, 2023, the interest rate on the 2021 Credit Facility varied depending on leverage, with a minimum of LIBOR plus 1.5% and a maximum of LIBOR plus 2.5%. On May 31, 2023, we amended our 2021 Credit Facility to transition the reference rate from LIBOR to SOFR plus 0.10%. The transition to SOFR did not materially impact the interest rate we pay or change any material terms of the 2021 Credit Facility.

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

Interest expense, net was $2.1 million and $5.5 million in the three and nine months ended September 30, 2023, respectively, and $1.4 million and $4.0 million in the three and nine months ended September 30, 2022, respectively. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

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

Seasonality

Due to the field-based nature of certain of our services, weather patterns generally impact our field-based teams’ ability to operate in the winter months. As a result, our operating results in our Measurement and Analysis segment and, following the acquisition of Matrix in Canada, the Remediation and Reuse segment, experience some quarterly variability with generally lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. As we continue to grow and expand into new geographies and service lines, quarterly variability in our Measurement and Analysis and Remediation and Reuse segments may deviate from historical trends.

Earnings Volatility

In addition to the impact of seasonality on earnings, the acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster, and the benefit from COVID-19 related work primarily in 2021. COVID-19 related revenue was zero and $4.8 million in the three and nine months ended September 30, 2023, respectively, and $ 13.8 million and $55.4 million in the three and nine months ended September 30, 2022, respectively. We have also seen significant revenue in the first three quarters of 2023 from emergency response services related to a discrete event. Demand for environmental emergency response provided by CTEH remains difficult to predict and as a result, we may have experienced revenues and earnings in prior years that are not indicative of future results, making those periods particularly difficult comparisons for future periods. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results.

Cybersecurity

As previously disclosed, on June 11, 2022 we were the target of an organized ransomware attack on our IT systems that led to the temporary disruption of our regular operations. The Company's financial systems are cloud based and were not affected. We engaged third party experts, including cyber legal counsel and a cybersecurity firm, to perform a fulsome forensic investigation of this attack and we promptly notified federal law enforcement. Based on the results of the investigation, we do not believe there has been any misuse of confidential or sensitive client data, have made notifications to clients, and have proactively addressed client concerns regarding our security environment. Furthermore, we have identified a limited number of individuals whose personally identifiable information may have been accessed from our systems and have made appropriate notifications to such individuals and required regulators. The Company has insurance coverage, subject to a $0.3 million deductible, against recovery costs and business interruption resulting from cyber-attacks. In January 2023, the Company received $1.0 million in business interruption insurance proceeds related to the cyber-attack. This amount was recorded as insurance income within other (expense) income in the fourth quarter of 2022. These proceeds partially offset the estimated $1.5 million cost of the cyber-attack recognized in the second and third quarter of 2022.

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,
(in thousands, except per share data)	2023	2022
Statements of operations data:
Revenues	$167,937	$130,312
Cost of revenues (exclusive of depreciation and amortization)	102,155	82,234
Selling, general and administrative expense	56,901	42,857
Fair value changes in business acquisition contingencies	459	59
Depreciation and amortization	11,863	11,504
Loss from operations	$(3,441)	$(6,342)
Other (expense) income, net	(671)	1,814
Interest expense, net	(2,089)	(1,400)
Loss before income taxes	(6,201)	(5,928)
Income tax expense (benefit)	1,324	(208)
Net loss	$(7,525)	$(5,720)
Series A-2 dividend payment	(4,100)	(4,100)
Net loss attributable to common stockholders	$(11,625)	$(9,820)
Weighted average number of shares — basic and diluted	30,143	29,691
Loss per share — basic and diluted	$(0.39)	$(0.33)

Revenues

For the three months ended September 30, 2023, we generated revenues of $167.9 million, an increase of $37.6 million, or 28.9% over the three months ended September 30, 2022. The period over period increase in revenues was primarily driven by acquisitions completed subsequent to the quarter ended September 30, 2022, which contributed revenues of $30.5 million, strong organic growth in our Measurement and Analysis segment, strong organic growth in our Assessment, Permitting and Response segment, and an increase in CTEH revenues. These increases were partially offset by lower revenues in the Discontinuing Specialty Lab, the exiting of the Discontinued O&M Contracts, and project timing and the shift away from lower margin revenue in our Remediation and Reuse segment. Revenue from CTEH was $33.8 million in the three months ended September 30, 2023 compared to $26.2 million in the three months ended September 30, 2022. Total revenue from COVID-19 related services was zero and $13.8 million in the three months ended September 30, 2023 and September 30, 2022, respectively. Revenue from the Discontinuing Specialty Lab was $2.0 million and $3.9 million in the three months ended September 30, 2023 and September 30, 2022, respectively. The Discontinued O&M Contracts generated revenues of zero and $0.7 million in the three months ended September 30, 2023 and September 30, 2022, respectively. Revenue by segment and as a percentage of total revenues was as follows:

	Three Months Ended September 30,
	2023		2022
(Revenues in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$57,009	33.9%	$46,414	35.6%
Measurement and Analysis(1)	50,468	30.1	43,754	33.6
Remediation and Reuse	60,460	36.0	40,144	30.8
Total	$167,937		$130,312

_________________________________

(1)
Includes revenue of $2.0 million and $3.9 million from the Discontinuing Specialty Lab for the three months ended September 30, 2023 and September 30, 2022, respectively. See “—Discontinued Operations” above.

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

Cost of revenues for the three months ended September 30, 2023 increased $20.0 million, driven primarily by higher revenues, including the impact of acquisitions completed subsequent to the third quarter of 2022. These acquisitions contributed $17.1 million to the increase in cost of sales.

For the three months ended September 30, 2023, cost of revenues was $102.2 million or 60.8% of revenues, and was comprised of direct labor of $49.5 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $26.0 million, field supplies, testing supplies and equipment costs of $18.5 million, project-related travel expenses of $5.8 million and other direct costs of $2.4 million.

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

For the three months ended September 30, 2023, cost of revenues as a percentage of revenue decreased 2.3% from the three months ended September 30, 2022, primarily due to a decline in the percentage of total revenue from certain large Remediation and Reuse projects, which tend to have higher cost of sales as a percentage of revenue, and a $2.2 million decrease in direct labor attributable to a shift in roles and responsibilities as described under the Selling, General and Administrative Expense section below.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the three months ended September 30, 2023, selling, general and administrative expense was $56.9 million, an increase of $14.0 million or 32.8% when compared to the three months ended September 30, 2022. This increase was primarily driven by an increase of approximately $8.1 million from selling, general and administrative expense pertaining to companies we acquired subsequent to the third quarter of 2022, an increase in acquisition-related costs of $1.1 million, as well as an increase of $2.2 million related to the impact of the shift of employee roles and responsibilities of certain employees from providing direct field support (and therefore included in cost of revenues in 2022), to providing more specialized, multi-location overhead support functions (such as accounting, HR and management) and therefore included in selling general and administrative expenses in the current year. The shift in the employee roles and responsibilities was driven by acquisitions and growth in our business.

For the three months ended September 30, 2023, selling, general and administrative expense of $56.9 million was comprised of indirect labor of $30.7 million, stock-based compensation of $10.7 million, facilities costs of $5.8 million, acquisition-related costs of $1.5 million, and other costs (including software, travel, insurance, legal, consulting and audit services and bad debt) of $8.2 million.

For the three months ended September 30, 2022, selling, general and administrative expense of $42.9 million was comprised of indirect labor of $19.6 million, stock-based compensation of $10.6 million, facilities costs of $4.5 million, acquisition-related costs of $0.4 million, and other costs (including software, travel, insurance, legal, consulting, audit services and bad debt) of $7.8 million.

Fair Value Changes in Business Acquisition Contingencies

For the three months ended September 30, 2023, fair value changes in business acquisition contingencies resulted in an expense of $0.5 million. For the three months ended September 30, 2022, fair value changes in business acquisition contingencies resulted in an expense of $0.1 million.

See “—Key Factors that Affect Our Business and Our Results—Acquisitions” and Notes 7 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2023, was $11.9 million and was comprised of amortization of finite lived intangibles of $8.0 million, arising as a result of our acquisition activity, depreciation of property and equipment of $2.6 million and finance leases right-of-use asset amortization of $1.3 million.

Depreciation and amortization expense for the three months ended September 30, 2022, was $11.5 million and was comprised of amortization of finite lived intangibles of $8.7 million, arising as a result of our acquisition activity, depreciation of property and equipment of $1.7 million and finance leases right-of-use asset amortization of $1.1 million.

The decrease in amortization was primarily a result of the timing of when certain large value intangible assets became fully amortized during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. The increases in depreciation of property and equipment and the amortization of finance leases were primarily a result of higher property and equipment and right of use assets outstanding during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022. See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other (Expense) Income, Net

Other expense for the three months ended September 30, 2023 of $0.7 million was driven by the fair value adjustment to the Series A-2 preferred stock conversion option of $0.7 million and an expense of $0.1 million from the fair value adjustment on our interest rate swap.

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

Interest Expense, Net

Interest expense, net incurred in the three months ended September 30, 2023, was $2.1 million, compared to $1.4 million for the three months ended September 30, 2022. The increase in interest expense was primarily due to higher interest rates and lower interest income as a result of lower average cash balances. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense (Benefit)

Income tax expense (benefit) was $1.3 million and $(0.2) million during the three months ended September 30, 2023 and September 30, 2022, respectively.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022
Statements of operations data:
Revenues	$458,466	$404,902
Cost of revenues (exclusive of depreciation and amortization)	281,984	261,049
Selling, general and administrative expense	161,761	131,120
Fair value changes in business acquisition contingencies	414	(3,472)
Depreciation and amortization	33,816	35,928
Loss from operations	$(19,509)	$(19,723)
Other (expense) income, net	(1,560)	4,618
Interest expense, net	(5,507)	(4,010)
Loss before income taxes	(26,576)	(19,115)
Income tax expense	2,842	1,892
Net loss	$(29,418)	$(21,007)
Series A-2 dividend payment	(12,300)	(12,300)
Net loss attributable to common stockholders	$(41,718)	$(33,307)
Weighted average number of shares— basic and diluted	30,016	29,677
Loss per share— basic and diluted	$(1.39)	$(1.12)

Revenues

For the nine months ended September 30, 2023 we had revenues of $458.5 million, an increase of $53.6 million, or 13.2% over the nine months ended September 30, 2022. The period over period increase in revenues was driven by acquisitions completed subsequent to the quarter ended September 30, 2022, which contributed revenues of $49.4 million, strong organic growth in our Assessment, Permitting and Response segment, strong organic growth in our Measurement and Analysis segment, and an increase in CTEH revenues. These increases were partially offset by lower revenues in the Discontinuing Specialty Lab, the exiting of Discontinued O&M Contracts, and the timing of projects and the shift away from lower margin revenue in our Remediation and Reuse segment. Revenue from CTEH was $103.1 million in the nine months ended September 30, 2023 compared to $88.2 million in the nine months ended September 30, 2022. Total revenue from COVID-19 related services was $4.8 million and $55.4 million in the nine months ended September 30, 2023 and September 30, 2022, respectively. Revenue from the Discontinuing Specialty Lab was $5.9 million and $12.9 million in the nine months ended September 30, 2023 and September 30, 2022, respectively. Revenue from Discontinued O&M Contracts was zero and $3.1 million in the nine months ended September 30, 2023 and September 30, 2022, respectively.

Revenue by segment and as a percentage of total revenues was as follows:

	Nine Months Ended September 30,
	2023		2022
(Revenue in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$170,634	37.2%	$142,051	35.1%
Measurement and Analysis(1)	143,050	31.2	125,739	31.1
Remediation and Reuse	144,782	31.6	137,112	33.9
	$458,466		$404,902

_________________________________

(1)
Includes revenue of $5.9 million and $12.9 million from the Discontinuing Specialty Lab for the nine months ended September 30, 2023 and September 30, 2022, respectively. See “—Discontinued Operations” above.

See “—Segment Results of Operations” below.

Cost of Revenues

For the nine months ended September 30, 2023, cost of revenues was $282.0 million or 61.5% of revenues, and was comprised of direct labor of $138.1 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $67.6 million, field supplies, testing supplies and equipment costs of $50.8 million, project-related travel expenses of $16.5 million and other direct costs of $9.0 million.

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

For the nine months ended September 30, 2023, cost of revenues as a percentage of revenue decreased 3.0% from the nine months ended September 30, 2022, primarily as a result of a $7.3 million decrease in field and testing supplies and equipment rental costs due to a decline in the percentage of total revenue from certain large Remediation and Reuse projects, which tend to have higher cost of sales as a percentage of revenue, and a decrease of $7.2 million in direct labor attributable to a shift in roles and responsibilities as described under the Selling, General and Administrative Expense section below.

The overall decrease in cost of revenue was partially offset by cost of revenue related to companies we acquired subsequent to the third quarter of 2022, which contributed $28.0 million to cost of revenues in the nine months ended September 30, 2023 compared to the prior year.

Selling, General and Administrative Expense

For the nine months ended September 30, 2023, selling, general and administrative expense was $161.8 million, an increase of $30.7 million or 23.4% versus the nine months ended September 30, 2022. This increase was primarily driven by an increase of approximately $7.2 million related to the impact of the shift of employee roles and responsibilities of certain employees from providing direct field support (and therefore included in cost of revenues in 2022), to providing more specialized, multi-location overhead support functions (such as accounting, HR and management) and therefore included in selling general and administrative expenses in the current year. This change was driven by acquisitions and growth in our business and by higher labor and medical benefit costs, primarily reflecting inflationary increases. The increase was also driven by $13.4 million from selling, general and administrative expense pertaining to companies we acquired subsequent to the third quarter of 2022, $ 3.6 million related to an increase in acquisition-related costs, an increase of $1.9 million in stock-based compensation expense, $1.6 million related to an increase in bad debt expense (which was a charge of $0.8 million in the current year, versus a credit of $(0.8) million in the prior year), $1.0 million related to an increase in the defined contribution plan, and the timing of certain external expenditures, which occurred later in the year in 2022. See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

For the nine months ended September 30, 2023, selling, general and administrative expense of $161.8 million was comprised of indirect labor of $82.4 million, stock-based compensation of $33.2 million, facilities costs of $16.3 million, acquisition-related costs of $5.0 million, bad debt expense of $0.8 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $24.1 million.

For the nine months ended September 30, 2022, selling, general and administrative expense of $131.1 million was comprised of indirect labor of $60.8 million, stock-based compensation of $31.3 million, facilities costs of $13.2 million, acquisition-related costs of $1.4 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $25.2 million, partially offset by a bad debt credit of $0.8 million.

Fair Value Changes in Business Acquisition Contingencies

For the nine months ended September 30, 2023, fair value changes in business acquisition contingencies resulted in an expense of $0.4 million.

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

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2023, was $33.8 million and was comprised of amortization of finite lived intangibles of $22.5 million, arising as a result of our acquisition activity, depreciation of property and equipment of $7.4 million and finance leases right-of-use asset amortization of $3.9 million.

Depreciation and amortization expense for the nine months ended September 30, 2022, was $35.9 million and was comprised of amortization of finite lived intangibles of $27.6 million, arising as a result of our acquisition activity, depreciation of property and equipment of $5.3 million and finance leases right-of-use asset amortization of $3.0 million.

The decrease in amortization was primarily a result of the timing of when certain large value intangible assets became fully amortized during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022. The increases in depreciation of property and equipment and the amortization of finance leases were primarily a result of higher property and equipment and right of use assets outstanding during the nine months ended September 30, 2023 when compared to the nine months ended September 30, 2022.

See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other (Expense) Income, Net

Other expense for the nine months ended September 30, 2023 of $1.6 million was driven by the fair value adjustment of the Series A-2 preferred stock conversion option of $2.1 million, partially offset by a $0.3 million gain related to the fair value adjustment on our interest rate swaps.

Other income for the nine months ended September 30, 2022 of $4.6 million was driven by a gain related to the fair value adjustment on our interest rate swap of $6.3 million, which was partially offset by an expense of $1.6 million related to the fair value adjustment of the Series A-2 preferred stock conversion option.

See Notes 13 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

Interest expense, net incurred in the nine months ended September 30, 2023, was $5.5 million, compared to $4.0 million for the nine months ended September 30, 2022. The increase in interest expense was primarily due to higher interest rates. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

Income tax expense was $2.8 million and $1.9 million during the nine months ended September 30, 2023 and nine months ended September 30, 2022, respectively.

Segment Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023				2022
(in thousands, except percentages)	Segment Revenues		Segment Adjusted EBITDA (1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues		Segment Adjusted EBITDA(1)(5)		Segment Adjusted EBITDA Margin(2)(5)
Assessment, Permitting and Response	$57,009		$14,878	26.1%	$46,414		$9,820		21.2%
Measurement and Analysis	50,468	(3)	10,352	20.5	43,754	(3)	8,483	(4)	19.4
Remediation and Reuse	60,460		7,446	12.3	40,144		7,010		17.5
Total Operating Segments	$167,937		$32,676	19.5%	$130,312		$25,313		19.4%
Corporate and Other	—		(9,373)	n/a	—		(6,940)		n/a

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
(3)
Includes revenue of $2.0 million and $3.9 million from the Discontinuing Specialty Lab, for the three months ended September 30, 2023 and September 30, 2022, respectively. See “—Discontinued Operations” above.
(4)
Includes Adjusted EBITDA loss of $(0.5) million related to the Discontinuing Specialty Lab. See “—Discontinued Operations” above.
(5)
Includes the add back of start-up losses and investment in new services of $1.3 million, which are not added-back in 2023. See Note 18 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Revenues

Assessment, Permitting and Response segment revenues for the three months ended September 30, 2023 were $57.0 million, an increase of $10.6 million or 22.8% compared to $46.4 million for the three months ended September 30, 2022. The increase was primarily driven by organic growth, growth in revenues from CTEH, and revenues of $1.0 million from acquisitions completed subsequent to the quarter ended September 30, 2022. CTEH revenues were $33.8 million in the three months ended September 30, 2023 compared to $26.2 million in the three months ended September 30, 2022. Total revenue from COVID-19 related services was zero and $13.8 million in the three months ended September 30, 2023 and September 30, 2022, respectively.

Measurement and Analysis segment revenues for the three months ended September 30, 2023 were $50.5 million, an increase of $6.7 million or 15.3% compared to revenues for the three months ended September 30, 2022 of $43.8 million. The increase was driven primarily by organic growth and revenues of $1.9 million from acquisitions completed subsequent to the quarter ended September 30, 2022, partially offset by a decline of $1.9 million from the Discontinuing Specialty Lab.

Remediation and Reuse segment revenues for the three months ended September 30, 2023 were $60.5 million, an increase of $20.4 million or 50.6% compared to revenues for the three months ended September 30, 2022 of $40.1 million. The increase was driven primarily by acquisitions completed subsequent to the third quarter of 2022, which contributed revenues of $27.6 million, partially offset by lower revenues from certain high dollar value projects in 2023 when compared to the 2022 period, as well as the exiting of Discontinued O&M Contracts in the second quarter of 2022, which generated revenues of $0.7 million in the three months ended September 30, 2022.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $14.9 million for the three months ended September 30, 2023, compared to $9.8 million for the three months ended September 30, 2022 and Segment Adjusted EBITDA margin was 26.1% and 21.2%, respectively. The increase in Segment Adjusted EBITDA and the 4.9% increase in Segment Adjusted EBITDA margin was primarily due to higher revenues and favorable revenue mix during the three months ended September 30, 2023 when compared to the three months ended September 30, 2022.

Measurement and Analysis Segment Adjusted EBITDA was $10.4 million for the three months ended September 30, 2023, an increase of $1.9 million compared to Segment Adjusted EBITDA of $8.5 million for the three months ended September 30, 2022. Excluding Adjusted EBITDA loss from the Discontinuing Specialty Lab, Segment Adjusted EBITDA was $10.4 million and $9.0 million for the three months ended September 30, 2023 and September 30, 2022, respectively, an increase of $1.4 million. The increase in Segment Adjusted EBITDA was due to higher revenues. For the three months ended September 30, 2023 and September 30, 2022, Segment Adjusted EBITDA margin was 20.5% and 19.4%, respectively. Excluding the Discontinuing Specialty Lab, Segment Adjusted EBITDA margin for the three months ended September 30, 2023 and September 30, 2022 was 21.4% and 22.6%, respectively, and was primarily driven by business mix.

Remediation and Reuse Segment Adjusted EBITDA for the three months ended September 30, 2023 was $7.4 million, an increase of $0.4 million compared to Segment Adjusted EBITDA for the three months ended September 30, 2022 of $7.0 million, and Segment Adjusted EBITDA margin was 12.3% and 17.5%, respectively. The increase in Segment Adjusted EBITDA was a result of higher revenues from the acquisition of Matrix, partially offset by lower revenues from certain biogas and water projects when compared to the 2022 period. The decline in Segment Adjusted EBITDA margin was primarily attributable to the impact of lower margins from acquisitions.

Corporate and other costs were $9.4 million for the three months ended September 30, 2023 compared to $6.9 million for the three months ended September 30, 2022. The cost increase was primarily driven by higher investments in IT infrastructure and information security in the three months ended September 30, 2023 and the impact of inflation. Corporate costs as a percentage of revenues were 5.6% for the three months ended September 30, 2023 compared to 5.3% in the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023				2022
(in thousands)	Segment Revenues		Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues		Segment Adjusted EBITDA(1)(5)		Segment Adjusted EBITDA Margin(2)(5)
Assessment, Permitting and Response	$170,634		$42,977	25.2%	$142,051		$30,252		21.3%
Measurement and Analysis	143,050	(3)	27,528	19.2	125,739	(3)	21,852	(4)	17.4
Remediation and Reuse	144,782		18,767	13.0	137,112		22,059		16.1
Total Operating Segments	$458,466		$89,272	19.5%	$404,902		$74,163		18.3%
Corporate and Other			(28,175)	n/a			(22,826)		n/a

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
(3)
Includes revenue of $5.9 million and $12.9 million from the Discontinuing Specialty Lab, for the nine months ended September 30, 2023 and September 30, 2022, respectively. See “—Discontinued Operations” above.
(4)
Includes Adjusted EBITDA loss of $(0.1) million from the Discontinuing Specialty Lab. See “—Discontinued Operations” above.
(5)
Includes the add back of start-up losses and investment in new services of $2.9 million. See Note 18 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Revenues

Assessment, Permitting and Response segment revenues for the nine months ended September 30, 2023, were $170.6 million, compared to $142.1 million for the nine months ended September 30, 2022. The increase was driven by strong organic growth, growth in revenues from CTEH, and revenues of $4.9 million from acquisitions completed subsequent to the quarter ended September 30, 2022. CTEH revenues were $103.1 million in the nine months ended September 30, 2023 compared to $ 88.2 million in the nine months ended September 30, 2022. Total revenue from COVID-19 related services was $4.8 million and $55.4 million in the nine months ended September 30, 2023 and September 30, 2022, respectively.

Measurement and Analysis segment revenues for the nine months ended September 30, 2023, were $143.1 million, an increase of $17.4 million or 13.8% compared to revenues for the nine months ended September 30, 2022 of $125.7 million. The increase was driven primarily by strong organic growth, as well as by revenues of $5.1 million from acquisitions completed subsequent to the quarter ended September 30, 2022, partially offset by a decline of $7.0 million from the Discontinuing Specialty Lab.

Remediation and Reuse segment revenues for the nine months ended September 30, 2023 were $144.8 million, an increase of $7.7 million or 5.6% compared to revenues for the nine months ended September 30, 2022 of $137.1 million. The increase was driven primarily by revenues from acquisitions of $39.4 million completed subsequent to the quarter ended September 30, 2022, partially offset by lower revenues from certain water and biogas projects in 2023 when compared to the 2022 period, as well as the exiting of Discontinued O&M Contracts in the second quarter of 2022, which generated revenues of $3.1 million in the nine months ended September 30, 2022.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $43.0 million for the nine months ended September 30, 2023, compared to $30.3 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 and September 30, 2022, Segment Adjusted EBITDA margin was 25.2% and 21.3%, respectively. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily due to higher revenues.

Measurement and Analysis Segment Adjusted EBITDA for the nine months ended September 30, 2023 was $27.5 million, an increase of $5.6 million compared to Segment Adjusted EBITDA for the nine months ended September 30, 2022 of $21.9 million. Excluding Adjusted EBITDA loss from the Discontinuing Specialty Lab, Segment Adjusted EBITDA was $27.5 million and $22.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively, an increase of $5.5 million. For the nine months ended September 30, 2023 and September 30, 2022, Segment Adjusted EBITDA margin was 19.2% and 17.4%, respectively. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was due to higher revenues. Excluding the Discontinuing Specialty Lab, Segment Adjusted EBITDA margin for the nine months ended September 30, 2023 and September 30, 2022 was 20.1% and 19.5%, respectively.

Remediation and Reuse Segment Adjusted EBITDA for the nine months ended September 30, 2023 was $18.8 million, a decrease of $3.3 million compared to Segment Adjusted EBITDA for the nine months ended September 30, 2022 of $22.1 million. For the nine months ended September 30, 2023 and September 30, 2022, Segment Adjusted EBITDA margin was 13.0% and 16.1%, respectively. The decrease in Segment Adjusted EBITDA was primarily attributable to lower revenues in our water and biogas business which includes the shift away from lower margin services. Segment Adjusted EBITDA margin for the nine months ended September 30, 2023 was primarily impacted by the acquisition of Matrix in June 2023.

Corporate and other costs were $28.2 million for the nine months ended September 30, 2023 compared to $22.8 million for the nine months ended September 30, 2022. The cost increase was primarily driven by higher investments in IT infrastructure and information security in the nine months ended September 30, 2023 and the impact of inflation. Corporate costs as a percentage of revenues were 6.1% in the nine months ended September 30, 2023 compared to 5.6% in the nine months ended September 30, 2022.

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

Our principal sources of liquidity have been cash generated by operating activities, borrowings under our credit facilities, other borrowing arrangements, and proceeds from the issuance of common and preferred stock. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. For example, the CTEH acquisition agreement included an earn-out provision that provided for the payment of contingent consideration based on CTEH’s results in excess of a specified target. CTEH fully achieved the target in 2021 and the $30.0 million payment was paid in cash in the first quarter of 2022. We may also make up to $7.1 million in aggregate earn-out payments between the years 2024 and 2026 in connection with the acquisitions of Sensible, Huco, EAI and Vandrensning of which up to $1.5 million may be paid only in cash, up to $4.5 million may be paid only in common stock and up to $1.1 million may be paid in cash or, at our option, in common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the short- and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$41,472	$8,165
Net cash used in investing activities	(96,982)	(27,315)
Net cash used in financing activities	(10,869)	(34,050)
Change in cash, cash equivalents and restricted cash	$(66,379)	$(53,200)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the nine months ended September 30, 2023, net cash provided by operating activities was $41.5 million compared to net cash provided by operating activities of $8.2 million for the nine months ended September 30, 2022. Cash provided by operating activities for the nine months ended September 30, 2023 and September 30, 2022, includes payment of contingent consideration of $0.6 million and $19.5 million, respectively. Excluding payment of contingent consideration, cash provided by operating activities was $42.1 million and $27.7 million in the nine months ended September 30, 2023 and September 30, 2022, respectively. The period-over-period increase of $14.4 million, excluding the impact of contingent consideration, was primarily due to a lower increase in working capital in the current period of $5.1 million versus an increase in working capital in the prior year period of $13.4 million, as well as higher earnings before non-cash items of $6.4 million.

Working capital increased by $5.1 million in the nine months ended September 30, 2023, primarily due to an increase in accounts receivable and contract assets of $9.5 million, an increase in prepaid expenses and other current assets of $0.9 million, and a decrease in accounts payable and other accrued liabilities of $0.8 million, partially offset by and an increase in accrued payroll and benefits of $6.1 million.

Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $97.0 million, driven by cash paid for the acquisitions of Matrix, GreenPath, Vandrensning, Frontier and EAI, net of cash acquired, of $66.2 million, as well as $25.0 million in cash consideration for purchases of property and equipment (which included the purchase of a $12.2 million replacement aircraft for use in emergency responses following an aircraft crash in February 2023), $2.8 million in proprietary software development costs, $2.3 million related to minority investment in certain companies, and the payment of assumed purchase price obligations of $1.0 million.

For the nine months ended September 30, 2022, net cash used in investing activities was $27.3 million, primarily driven by cash paid for the acquisitions of Environmental Standards, IAG, Triad and AirKinetics net of cash acquired, of $21.3 million, as well as purchases of property and equipment for cash consideration of $5.4 million and payment of assumed purchase price obligations of $0.4 million.

Financing Activities

For the nine months ended September 30, 2023, net cash used in financing activities was $10.9 million. Cash used in financing activities was driven by the quarterly dividends on the Series A-2 preferred stock of $12.3 million, the 2021 Credit Facility term loan and the aircraft loan amortization payments of $9.1 million, the repayment of finance leases of $3.4 million, and the payment of acquisition-related contingent consideration of $1.5 million, partially offset by proceeds received from the aircraft loan of $10.9 million and the exercise of stock options of $4.5 million.

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

The 2021 Credit Facility term loan must be repaid in quarterly installments. Prior to May 31, 2023, the 2021 Credit Facility term loan and the revolver bore interest subject to the Company’s leverage ratio and LIBOR. On May 31, 2023, we amended our 2021 Credit Facility to transition the reference rate from LIBOR to SOFR plus 0.10%. The transition to SOFR did not materially impact the interest rate paid by the Company or change any material terms of the 2021 Credit Facility.

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

Additionally, effective September 1, 2023, we updated our annual achievement of certain sustainability and environmental, social and governance related objectives as provided for in the 2021 Credit Facility, resulting in an interest rate reduction of 0.025% (compared to an interest rate reduction of 0.05% in the previous trailing twelve month period).

Our obligations under the 2021 Credit Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The 2021 Credit Facility includes a number of covenants imposing certain restrictions on our business. The 2021 Credit Facility also includes financial covenants requiring us to remain below a maximum total net leverage ratio and a minimum fixed charge coverage ratio. As of September 30, 2023 and September 30, 2022, our consolidated total leverage ratio was 1.9 times and 1.2 times, respectively, and we were in compliance with all covenants under the 2021 Credit Facility.

The weighted average interest rate on the 2021 Credit Facility for the nine months ended September 30, 2023 and September 30, 2022 was 6.6% and 2.9%, respectively, before the benefit of our interest rate swaps. Weighted average interest rates, net of the benefit of our interest rate swaps, as of September 30, 2023 and September 30, 2022 were 4.4% and 2.6%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2023, which factors in our interest rate swaps on $170.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolver would have minimal impact in our annual income (loss) before income taxes.

Inflation Risk

We experienced higher labor and significantly higher travel and other direct costs in the fiscal year ended December 31, 2022 as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. In the nine months ended September 30, 2023 , we also experienced, and continue to experience, higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and although inflation has increased our Selling, general and administrative expense in the nine months ended September 30, 2023, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Exchange Risk

Foreign exchange risk exposure arises because we sell our services throughout the United States, Canada, Europe, and Australia. Our exposure of this risk has increased significantly in 2023 due to our acquisition of Matrix in Canada and, to a lesser extent, Vandrensning in Europe in the second and third quarter of 2023, respectively. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. As such, our future operating results are exposed to changes in exchange rates. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 28, 2023, we issued an aggregate of 26,688 shares of common stock to the former owners of Sensible as earn-out payment. The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 11, 2023, Vijay Manthripragada, Chief Executive Officer, amended an existing trading plan intended to satisfy Rule 10b5-1(c). The plan, as amended, provides for (a) the sale of 12,500 shares of Company Common Stock on December 11, 2023 and (b) the purchase of up to 100,000 shares of Company common stock in connection with the exercise of stock options, and the sale of up to 100,000 of such shares between December 11, 2023 and March 14, 2024.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL (included as Exhibit 101)

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

Montrose Environmental Group, Inc.

Date: November 8, 2023	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer