Form 10-K
period 2023-12-31
Montrose Environmental Group, Inc.
filed 2024-02-29
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2023, the last day of the Registrant’s second fiscal quarter, based on the closing price of $42.12 of the Registrant’s common stock on The New York Stock Exchange on such date, was $1.3 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 23, 2024 was 30,380,674.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results or outcomes may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. “Risk Factors.” Additional factors or events that could cause our actual results or outcomes to differ may also emerge from time to time, and it is not possible for us to predict all of them. In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results or outcomes may vary in material respects from what we may have expressed or implied by any forward-looking statement and, therefore, you should not regard any forward-looking statement as a representation or warranty by us or any other person that we will successfully achieve the expectation, plan or objective expressed in such forward-looking statement in any specified time frame, or at all. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which we make it. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

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

PART I

Item 1. Business.

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. According to data derived from a 2023 Environmental Industry Study prepared by Environmental Business International, Inc., or EBI, which we commissioned and update annually, the global environmental industry is estimated to be approximately $1.44 trillion, with $494.0 billion concentrated in the United States.

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

Our revenue and earnings are highly resilient. We are not dependent upon any single service, product, political approach or regulatory framework. We also serve a diverse set of approximately 5,900 clients across a wide variety of end markets and geographies within the private and public sectors. Funding for our services is typically non-discretionary given regulatory drivers and public health concerns. As a result, our business is positioned to be less susceptible to political and economic cycles.

Our financial success is driven by both strong organic and acquisition-driven growth, and as a result, our total revenue has grown at a compounded annual growth rate of 28% since 2019.

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

Global Environmental Industry is Large and Growing

According to EBI and research commissioned by Montrose, as of 2023 the global environmental industry is estimated to generate approximately $1.44 trillion in revenues, with $494 billion concentrated in the United States. According to EBI, this $494 billion U.S. environmental market is expected to grow at a CAGR of 3.6% per year from 2024 through 2026, up from its previous forecast of 2.8% per year from 2023 through 2026. EBI concludes that strong tailwinds of infrastructure funding, energy security, energy transition, Environmental, Social and Governance, or ESG, and climate resilience, in addition to traditional drivers of air quality, water quality, responsible waste management, resource recovery, remediation and restoration are leading to positive growth across all environmental sectors in the global market.

Public Demands, Industrial Activity, Climate Change and Regulations Each Drive Needs for Environmental Services

Heightened public awareness and increasing stakeholder demand for environmental sustainability has increased the need and demand for environmental services. Many companies around the world have implemented initiatives on Sustainability and Corporate Social Responsibility, or CSR, and ESG making environmental impact a core factor in many business decisions. These initiatives are often focused on managing potential future risks, as opposed to past emphasis on regulatory compliance.

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

The Environmental Services Industry is Highly Fragmented and Complex

According to EBI, thousands of firms operate in many of the markets in which we operate. Several larger firms provide environmental services as a part of their broader product portfolio. However, much of the industry is served by small firms that provide limited service offerings that address specific regulations and geographies. It is difficult for small firms to expand their offerings or geographies given the technical expertise, accreditations and licenses necessary to serve a broad array of clients and industries across geographies and service lines. These dynamics create significant barriers to entry in our industry.

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

Assessment, Permitting and Response. Our Assessment, Permitting and Response segment provides scientific advisory and consulting services to support environmental assessments, environmental emergency response and recovery, toxicology consulting and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. We work closely with clients to navigate the regulatory process at the local, state, provincial and federal levels, identify the potential environmental and political impacts of their decisions and develop practical mitigation approaches, as needed. In addition to environmental toxicology, and given our expertise in helping businesses plan for and respond to disruptions, our scientists and response teams have helped clients navigate their preparation for and response to emergency response situations.

We believe this segment maintains a number of competitive advantages, including:

•
strong brands and market leadership, particularly with environmental preparedness and response;
•
strong relationships with key private and public sector clients with needs for multiple environmental services, facilitating cross selling opportunities;
•
a core team of approximately 1,100 employees, including well-known technical experts with longstanding client relationships and significant experience across the key disciplines in the segment;
•
technology, software and data management capabilities, particularly within our response segment;
•
our proven ability to help clients navigate regulatory, public and legal scrutiny; and
•
a national reach established by having successfully assessed and permitted hundreds of projects in jurisdictions across the United States.

This segment, which is primarily based on a time and materials, or T&M, revenue model, generated approximately 35% of our revenue for the fiscal year ended December 31, 2023.

Measurement and Analysis. Our Measurement and Analysis segment is one of the largest providers of environmental testing and laboratory services in North America. Supported by approximately 1,160 employees across more than 55 locations in the US and Canada, our highly credentialed teams test and analyze air, water and soil to determine concentrations of contaminants, as well as the toxicological impact of contaminants on flora, fauna and human health. Our offerings include source and ambient air testing and monitoring, leak detection, and advanced multi-media laboratory services, including air, soil, stormwater, wastewater and drinking water analysis.

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

This segment, which is primarily based on a fixed price and, for out-of-scope work, a T&M revenue model, generated approximately 32% of our revenue for the fiscal year ended December 31, 2023.

Remediation and Reuse. Our Remediation and Reuse segment provides clients with engineering, design, and implementation services, primarily to treat contaminated water, remove contaminants from soil or create biogas from waste. Approximately 720 of our employees, including engineers, scientists and consultants, provide these services to assist our clients in designing solutions, managing products and mitigating environmental risks and liabilities at their locations. We do not own the properties or facilities at which we implement these projects or the underlying liabilities, nor do we own material amounts of the equipment used in projects.

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

This segment, which is primarily based on a fixed price and, for out-of-scope work, a T&M revenue model, generated approximately 33% of our revenue for the fiscal year ended December 31, 2023 primarily through project-based work.

This table illustrates a summary of our segments.

Differentiated Technology, Processes and Applications

Advanced technology, innovative processes, and applications are key competitive advantages in the environmental services industry. Our team of industry leaders are integral drivers of our investments in differentiated services. As our brand and environmental platform grows, our experts are increasingly able to deploy innovative technologies that address our clients’ needs, further differentiate our services and create new barriers to entry. Recent examples of our investment and development activities are related to real time air quality and methane emissions monitoring, environmental data management and visualization software, and PFAS removal and destruction technologies.

In total, our research and development team has been awarded seventeen patents and has an additional thirty-three patents submitted for patent consideration in the United States. Our research and development team continued to innovate in the following areas: water treatment, particularly PFAS and selenium removal, PFAS destruction, PFAS testing, foam fractionation, vapor treatment and removal, CO2 capture, and resource recovery.

Strategic Acquisitions

We operate in a growing and highly fragmented market with thousands of potential acquisition targets. Given our success in identifying, executing and integrating approximately 70 acquisitions since our inception in 2012, we believe we can continue to selectively acquire additive businesses. We seek to acquire businesses at disciplined valuation levels that:

•
are led by high quality scientists and management teams,
•
expand our portfolio of services,
•
provide access to differentiated technologies or processes, and
•
extend our geographic coverage.

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

Since January 1, 2021 we have acquired the following businesses:

Acquired Business	Date of Acquisition	Segment	Location
2024 Acquisitions
Epic Environmental Pty Ltd (“Epic”)	January 31, 2024	Remediation and Reuse	Brisbane, Australia
Two Dot Consulting, LLC ("2DOT")	February 29, 2024	Remediation and Reuse	Denver, Colorado

2023 Acquisitions
Frontier Analytical Laboratories (“Frontier”)	January 3, 2023	Measurement and Analysis	El Dorado Hills, CA
Environmental Alliance, Inc. ("EAI")	February 1, 2023	Remediation and Reuse	Wilmington, DE
GreenPath Energy LTD (“GreenPath”)	May 1, 2023	Measurement and Analysis	Calgary, Canada
Matrix Solutions, Inc. ("Matrix")	June 1, 2023	Remediation and Reuse	Calgary, Canada
Vandrensning ApS. ("Vandrensning")	July 31, 2023	Remediation and Reuse	Copenhagen, Denmark

2022 Acquisitions
Environmental Standards, Inc. (“Environmental Standards”)	January 31, 2022	Assessment, Permitting and Response	Valley Forge, PA
Industrial Automation Group, Inc. (“IAG”)	January 31, 2022	Remediation and Reuse	Atlanta, GA
TriAD Environmental Consultants, Inc. (“TriAD”)	August 1, 2022	Remediation and Reuse	Nashville, TN
AirKinetics, Inc. (“AirKinetics”)	September 1, 2022	Measurement and Analysis	Anaheim, CA
Huco Consulting, Inc. (“Huco”)	November 30, 2022	Assessment, Permitting and Response	Houston, TX

2021 Acquisitions
Horizon Water and Environment, LLC (“Horizon”)	November 1, 2021	Assessment, Permitting and Response	Oakland, CA
Environmental Chemistry, Inc. (“ECI”)	October 1, 2021	Measurement and Analysis	Houston, TX
SensibleIoT, LLC (“Sensible”)	August 1, 2021	Measurement and Analysis	Paso Robles, CA
Environmental Intelligence, LLC (“EI”)	July 1, 2021	Assessment, Permitting and Response	Laguna Beach, CA
Vista Analytical Laboratory, Inc. (“Vista”)	June 3, 2021	Measurement and Analysis	El Dorado Hills, CA
MSE Group, LLC ("MSE")	January 1, 2021	Remediation and Reuse	Orlando, FL

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

Clients

We provide environmental services to approximately 5,900 clients operating in a number of sectors and industries, including but not limited to energy (oil, gas and/or petrochemical), industrials and manufacturing, power and utilities, technology, chemicals, financial services, engineering services, and media, as well as local, state, provincial and federal government entities. We have long-term, and through our legacy companies, decades-old relationships. We serve a diversified client base in both the private and public sectors. For the fiscal year ended December 31, 2023, our revenues were derived approximately 89% from the private sector and 11% from the public sector.

Our largest client represented approximately 10% of revenue for fiscal year ended December 31, 2023, with these revenues derived from over 13 separate projects. As a result of the nature of our environmental emergency response business, our Assessment, Permitting and Response segment may at times experience higher customer concentration levels based on the severity, duration and outcome of certain types of environmental emergencies for which we provide response services, as was the case in 2023 when 43% of our Assessment, Permitting and Response segment revenues were attributable to three customers. See Item 1A. “Risk Factors.”

For the fiscal year ended December 31, 2023, 51% of our revenue came from customers engaging us to provide more than one service, an increase of 16 percentage points from the 35% we generated from customers buying more than one service in the fiscal year ended December 31, 2022. We have expanded our relationships with our existing customer base with our vertically integrated business model. Our maturing client relationships coupled with our integrated structure across all our business lines has increased the level of client engagement.

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

Competition

We operate in a competitive, but fragmented, market. No single company or group of companies dominates across the entire environmental services market in which we operate. Our primary competitors are divisions of large companies, various small companies, which generally are limited to a specific service and focused on a niche market or geographic region and our clients’ own in-house resources. We believe that few, if any, of our competitors currently provide the full range of environmental solutions that we offer. Instead, each of our segments has competitors with narrower service offerings and/or geographies. Our Assessment, Permitting and Response segment competitors include the environmental divisions of ERM, Ramboll, Geosyntec, Exponent, WSP and other large engineering companies and small businesses. Our Measurement and Analysis segment competitors include the environmental divisions of SGS, TRC Companies, Eurofins, Pace Analytical and other large testing companies and small businesses. Our Remediation and Reuse segment competitors include the environmental divisions or remediation segments of Tetra Tech, AECOM, Xylem, Veolia, Mead & Hunt, and other large engineering companies and other small businesses.

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

Human Capital Resources

We believe one of our greatest strengths is our employees who strive to innovate and deliver unparalleled service to our clients and communities. Our employees are passionate about the environment and supporting one another. We are committed to fostering a diverse, fair and inclusive workplace with a focus on respect, trust and belonging. We invest in the success and development of our employees and maintain people-centric strategies from recruiting, engagement, development, compensation and benefits to safety and communication.

Employees

As of December 31, 2023, we had approximately 3,100 employees (which includes full-time, part-time and stand-by environmental emergency response personnel). Approximately 2,400, or 77%, of our employees work in our U.S. operations and approximately 700 or 23% work in foreign operations. Other than in Sweden, none of our facilities are covered by collective bargaining agreements.

Talent Attraction

We believe that we are part of the future of environmental solutions, and we continue to differentiate ourselves by attracting top talent that brings diverse perspectives, experiences, and expertise that can help solve some of the toughest environmental challenges our clients’ face. We are focused on attracting and hiring talented and diverse people while at the same time appreciating each candidates’ career aspirations and development areas.

Our internal talent acquisition team has decades of experience that spans industries, enabling them to be forward-thinking, strategic, and anticipatory of talent trends. This team performs the majority of the recruiting and hiring by partnering closely with our business leaders and technical teams to understand their current and future talent needs.

We have developed and maintained relationships with external search firms to better inform them regarding our business and talent requirements. We leverage these firms for niche and specialized executive, professional and technical roles.

We have also advanced our partnerships with select universities by engaging with 20 top-tier universities across the United States and Canada. As part of our engagement efforts in 2023, we met with over 1,000 students, participated in classroom and school panel presentations, and interviewed and hired numerous talented students. We are committed to continuing this initiative with our 2024 spring and fall university relations campaigns. We believe these campaigns can better enable us to identify and hire top talent for our internships and entry-level full-time roles, as well as to develop a strong talent pipeline for years to come.

Finally, we prioritize developing relationships and affiliations with professional organizations that promote underrepresented populations and affinity groups, such as the Society of Women Environmental Professionals. We post our career opportunities on various diversity job boards and have expanded our military recruiting initiative.

Employee Engagement

We actively engage with our employees to help them gain a deeper understanding our business, to provide them with important updates, and to share information about our recently developed patents and acquired businesses. Periodic town halls led by our CEO and quarterly town halls led by our divisional leaders are used to communicate corporate initiatives, reinforce key messages, recognize employee accomplishments and solicit employee feedback. Our monthly newsletter – Montrose Matters – is another communication channel that allows us to highlight projects, provide sustainability updates and recognize employee accomplishments. Finally, we hold annual meetings with our business leaders to provide state-of-the-business updates, as well as to facilitate team building and recognition of accomplishments.

In addition to these all-employee events, we have incorporated into our business a number of additional employee engagement initiatives, including:

•
Implementing an employee engagement solution known as New Leader and Team Assimilation which accelerates the integration, collaboration and engagement of new leaders with their team by following a structured process which allows leaders to share their vision and strategy and better empowers employees to share their expectations about the new leader; and
•
For our newly acquired and integrated businesses, conducting post-integration acquisition surveys to gather feedback and identify potential enhancements to our processes.

Additionally, we are planning to conduct an Employee Engagement Survey in 2024 to understand employee feedback and provide an opportunity for increased employee engagement.

Employee Training and Development

Our employee-centric model is focused on serving our employees and empowering them to grow both professionally and personally. We make investments in a variety of training and development programs, including mentoring, on-the-job and classroom training, and a tuition reimbursement program. Our employees' ability to grow and learn reflects directly on Montrose, therefore we also encourage our employees to obtain professional licenses and certifications to stay current in their field. Additionally, we also provide in-house compliance-based training, including on our Code of Conduct and Ethics Policy and Anti-Harassment and Cybersecurity Awareness. We regularly review and update our training and development programs to reflect developments in applicable fields, lessons we have learned and employee feedback.

We understand that high-potential and high-performing employees want to be part of an organization making meaningful impacts while also progressing their own careers. Investing in our employees’ professional career paths creates a sense of belonging and is a key pillar of our retention strategy.

Our divisional and corporate leaders work closely with their teams to understand each employee’s career aspirations and to support them in career development. Leaders engage with employees to establish goals aligned with their career aspirations, to identify areas for development and to facilitate their professional growth. Goals and development areas are reviewed during year-end performance reviews. We believe this level of engagement and development, with goal setting and development plans, is critical for talent development and retention. Moreover, we leverage our internal employee Talent Profile tool for employees to document their career accomplishments, certifications and career aspirations. Our employees use our Talent Profiles to source talent throughout the organization for their projects.

We conduct organizational talent reviews to assess our collective talent, evaluate macro-organizational trends, identify and mitigate talent risk, identify successorship opportunities, and enable us to have the talent to meet our goals and serve our clients. In 2023, we held robust calibration exercises and talent review discussions with executive and senior leaders across our business, which resulted in action plans designed to further develop, engage, and retain our talent, build successorship, and meet business objectives. Our Board of Directors and its committees are also regularly updated on our organizational talent reviews and talent development efforts as part of their succession planning oversight.

Additionally, we conduct periodic 360-degree feedback surveys for our business leaders. These surveys are essential to understanding leadership strengths, development opportunities and assembling of each leader’s development plan.

Employee Retention and Rewards

Core to our talent retention strategy is our carefully designed and comprehensive compensation package. We strive to maintain a fair and equitable compensation program for comparable roles, experience and performance that is independent of employee race, gender, sexual orientation, or other personal characteristics. Annually, we conduct an annual gender pay equity assessment to ensure equitable compensation for employees performing substantially similar work by job and level across all businesses and all corporate functions, regardless of gender.

We conduct annual compensation planning, in which business line and corporate leaders evaluate team members for performance-based salary increases and promotions. We also reward employees’ performance with project-based and annual performance cash bonus program opportunities. We offer long-term equity incentives to a number of our employees under our stock incentive plan. We believe strongly in employee ownership of Montrose, and we believe our equity incentives can help to retain employees and create value for our clients, for our employees and for our stockholders.

We also believe in recognizing our employees for their contributions. Our leaders have opportunities to identify and nominate employees who have excelled and gone above and beyond their responsibilities and expectations. These employees are recognized individually, in team settings, or by our CEO in broader settings.

Globally, we offer country-specific and what we believe are competitive healthcare, life, and disability insurance, retirement programs and paid time-off programs.

Diversity, Fairness and Inclusion

At Montrose, diversity, fairness, and inclusion (“DF&I”) are key to fulfilling our Company aspirations to be the future of environmental solutions. Our Board’s Compensation Committee has direct oversight of our diversity, fairness and inclusion (“DF&I”) programs, priorities, and strategies. Our DF&I strategies are aimed towards promoting a diverse, inclusive, and fair organization and culture that embraces each person’s unique perspectives and differences such as race, ethnicity, gender identification, sexual orientation, age, religion, culture, military status, title or position in the company, geography, educational background or disability.

Our DF&I efforts help to identify the inclusion, fairness, and diversity strengths, issues, and opportunities within our business. Our DF&I committee, established in July 2020, is comprised of employees across our various teams, divisions and geographies and is overseen by our SVP of Human Resources. They work to build awareness and formalize employee engagement, training, development and policies that support our DF&I goals and initiatives. Our SVP of Human Resources acts as the committee’s executive sponsor, serving as the liaison between the committee and our executive leadership team, works to formalize the committee’s objectives, and increases communications across Montrose.

We aim to build positive environments built on mutual respect, equitable access to opportunities, and appreciation for the value each employee delivers to the Montrose team, our clients and our communities. In furtherance of these efforts, we have deployed mandatory inclusion training to our full-time workforce.

Our WeLEAD (Women Empowering Leadership) program, which was established in January 2020, is focused on fostering the recruitment, retention and professional development of women at our company. Our WeLEAD program is developing an alliance of women leaders across Montrose, with a key emphasis on mentorship and talent development, and has successfully recommended policy changes which are implemented to promote the development and retention of female talent within the organization.

Further to its mission, WeLEAD coordinates a formal annual mentorship program, with approximately 100 employees participating in the 2023-2024 program. The program provides a structured environment for one-on-one mentorship, along with facilitated small and large group sessions and events, and a regular newsletter providing topics for conversation and supplemental resources.

In 2023, we expanded our employee resource groups (“ERGs”) beyond WeLEAD to include BEAM (Black Employees At Montrose) and PRISM (Pride, Recognition, Identity, Solidarity at Montrose). The ERGs aim to develop communities across business lines that facilitate a support mechanism and foster a sense of inclusion, success sharing and mentorship.

BEAM is dedicated to creating an inclusive and equitable workplace where diversity thrives and the unique experiences and perspectives of our Black colleagues are celebrated. BEAM’s mission is to foster an environment where everyone feels valued, supported, and empowered to reach their fullest potential. Leveraging the power of collective advocacy and mentorship to shape the future leaders of the Company, BEAM aims to provide essential tools, initiatives and a platform for professional growth in order to propel its members towards excellence in both their careers and environmental stewardship.

PRISM is a collective of LGBTQIA+ employees and supportive non-identifying employees - all dedicated to community outreach and advocacy, creating visibility and promoting leadership development. PRISM’s mission is to promote inclusivity and equity regardless of LGBTQIA+ identity at Montrose by partnering with employees, clients, and vendors, participating in PRIDE events and educating others through shared experiences that influence change in language and policies.

We continue our efforts to highlight the diverse perspectives of our employees and the celebration of holidays and commemorative periods throughout the year. The DF&I committee released reflections of employees, internally and externally, and educational communications for holidays, heritage months and various dates dedicated to diverse backgrounds and cultures.

Our DF&I committee also actively works with our human resources and talent acquisition teams to expand our recruiting efforts of science, technology, engineering and math professionals, as well as engaging with colleges and professional organizations that promote individuals from underrepresented populations. For example, we have sponsored events for the Society of Women Environmental Professionals to build a long-term relationship. Additionally, the committee, in coordination with our human resources team continues to review our job posting templates for inclusive and fair recruitment language aimed towards facilitating a diverse applicant pool.

Further to our DF&I commitments and as part of our sustainability commitments, we have committed to reach gender parity in the workforce by 2040.

Community Development

Our employees’ dedication to supporting each other has led to the establishment of The Montrose Community Foundation, a non-profit organization formed and operated by our employees for the benefit of our employees. Through its volunteer board, The Montrose Community Foundation uses donations made by employees, board members, clients and others to provide resources to our employees in times of need. Our employees’ dedication of personal time and resources solely for the benefit of their colleagues exemplifies our team-oriented culture.

Governance

Our human capital strategy is led by our Human Resources function under the direction of our SVP of Human Resources, with active oversight by our Board’s Compensation Committee. The Compensation Committee and Board receive regular updates on human capital matters, including training and development, and related strategic initiatives from our SVP of Human Resources and our executive leadership team.

Health, Safety and Wellness

Our culture of safety and wellbeing of our employees is supported by a dedicated team of health and safety professionals.

Across our organization, we demonstrate our strong commitment of safety to our employees with frequent communications and systems that actively engage employees and encourage all employee's input and involvement. The foundation of the safety program focuses on ensuring that our employees are sufficiently trained to perform their job duties, have properly operating equipment including correct Personal Protective Equipment such as gloves, eyewear and respirators, job hazards are properly identified, mitigated and planned for prior to work commencement, and the entire process is documented to validate and improve performance. All employee time associated with safety preparation and training is fully paid to employees. Current initiatives include driving safety, chemical safety, job safety planning and job hazard analysis. Further to our commitment to our employees, we employ a third party occupational medical provider that is available to all employees 24/7 to discuss occupational health concerns. Finally, all of our employees have complete stop work authority and can stop any project or task if there is any concern about a safety issue without any fear of retribution.

Our dedication and commitment to safety have resulted in us again receiving National Safety Council Award for Operational Excellence.

Compliance with Federal, State/Provincial and Local Laws

Our operations subject us to environmental, health and safety laws and regulations in jurisdictions where we operate, including the United States, Canada, Australia and Europe. Such laws and regulations relate to, among other things, the discharge of wastewater, the discharge of hazardous materials into the environment, the handling, storage, use, transport, treatment and disposal of hazardous materials and solid, hazardous and other wastes and workplace health and safety. These laws and regulations impose a variety of requirements and restrictions on some of our operations and the services we provide. The failure by us to comply with these laws and regulations could result in fines, penalties, enforcement actions, third-party claims, damage to property or natural resources and personal injury claims, requirements to investigate or cleanup property or to pay for the costs of investigation or cleanup or regulatory or judicial orders requiring corrective measures, and could negatively impact our reputation with clients. We are not aware of any pending environmental compliance or remediation matters that, in the opinion of management, are reasonably likely to have a material effect on our business, financial condition, results of operations or prospects.

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

Information About Our Executive Officers

Vijay Manthripragada, 47 – Mr. Manthripragada joined Montrose Environmental as our President in September 2015. In June 2016 Mr. Manthripragada also joined our Board of Directors and, since February 2016, he has served as our President and Chief Executive Officer. Before joining Montrose Environmental, Mr. Manthripragada most recently served as the Chief Executive Officer of PetCareRx, Inc., from 2013 to 2015. Prior to PetCareRx, Mr. Manthripragada was at Goldman Sachs where he held various positions from 2006 to 2013. Mr. Manthripragada received his Master of Business Administration from The Wharton School, University of Pennsylvania and his Bachelor of Science in Biology from Duke University.

Allan Dicks, 51 – Mr. Dicks has been our Chief Financial Officer since August 2016. Before joining Montrose Environmental, Mr. Dicks first served as a consultant interim Chief Financial Officer from February 2015 to April 2015 and then Chief Financial Officer from April 2015 to June 2016 of Convalo Health International, Corp., a public Canadian healthcare company. Prior to that, Mr. Dicks held a number of finance-focused executive positions starting in 2000, including Chief Financial Officer of Universal Services of America, Chief Financial Officer of Moark, LLC, a division of Land O’ Lakes, Inc., Vice President of Finance of White Cap Construction Supply, a division of HD Supply, and first as assistant Corporate Controller and subsequently as a division Chief Financial Officer of Dole Food Company, Inc. Mr. Dicks started his career at PricewaterhouseCoopers where he spent nine years, three of which were in the mergers and acquisitions group. Mr. Dicks received his Bachelor of Commerce and Accounting degrees from the University of the Witwatersrand in South Africa. He is a Chartered Accountant in South Africa and is a Certified Public Accountant (inactive) in the State of California.

Nasym Afsari, 41 – Ms. Afsari has been our General Counsel since November 2014 and our Secretary since August 2015. Before joining Montrose Environmental, Ms. Afsari was an attorney in the corporate practice of Paul Hastings LLP, an international law firm, from September 2007 to October 2014. At Paul Hastings, Ms. Afsari represented a variety of business entities in all aspects of corporate and business law, including domestic and cross-border mergers and acquisitions, venture capital financing, private placements and joint venture transactions. Ms. Afsari earned her Juris Doctorate from the University of California at Los Angeles and a dual Bachelor of Arts degree in Economics and Psychology from the University of California at Berkeley.

Joshua W. LeMaire, 50 – Mr. LeMaire has been our Chief Operating Officer since June 2017, prior to which he was our Vice President, Business Development and Marketing, starting in July 2015. Before Montrose Environmental, from 2011 to 2015, Mr. LeMaire consulted on acquisitions of dental service organizations through his consulting firm, Aries Dental Management Group, LLC and prior to that, Mr. LeMaire was the Vice President, Sales and Marketing at ExamWorks Group, Inc., from 2008 to 2011, where he managed the company’s corporate branding initiative, sales and marketing programs and strategic corporate relationships. Prior to ExamWorks, Mr. LeMaire held several leadership roles at Becker-Parkin Dental Supply Co., including Executive Vice President of Sales and Marketing, Vice President of Full Service Sales and National Sales Manager. Mr. LeMaire also worked as a National Sales Manager at Sky Financial Solutions.

Jose M. Revuelta, 42 – Mr. Revuelta has served as our Chief Strategy Officer since June 2017, prior to which he was our Vice President and served in several other interim executive positions with Montrose Environmental since March 2014. Prior to joining Montrose Environmental, Mr. Revuelta was a Vice President with the Infrastructure and Private Equity business of UBS Global Asset Management, a large scale global investment manager, from 2008 to 2014, where he focused on the energy, utility, transportation and environmental sectors, and a member of the Infrastructure Group in the Investment Banking division of UBS from 2006 to 2008. Mr. Revuelta previously served on the Board of Northern Star Generation. Mr. Revuelta received his Master of Business Administration from the Columbia Business School, Columbia University and a Master of Science/Bachelor of Science in Industrial Engineering from Universidad Pontificia Comillas in Madrid, Spain.

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
•
rapidly changing technology and industry and regulatory standards;
•
our ability to execute on our acquisition strategy and successfully integrate and realize benefits of our acquisitions;
•
the parts of our business that depend on difficult to predict natural or manmade events;
•
our work on high profile projects and the risks related thereto;
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

We compete in various end markets and geographic regions domestically and around the world. We provide environmental services to clients operating in a number of sectors and industries, including the financial, oil & gas, utilities, construction, automotive, real-estate, midstream energy, manufacturing, commodities, petrochemical, food and beverage, telecommunications and engineering industries, as well as local, state, provincial and federal government entities. These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions, such as inflation and supply chain difficulties, regulatory requirements, appropriation levels and changes in client capital spending, particularly during periods of economic or political uncertainty. Important factors for our business and the businesses of our clients include macroeconomic conditions, the overall strength of, and our clients’ confidence in, the economy, industrial and governmental capital spending, governmental fiscal and trading policies, environmental and regulatory policies the strength of the residential and commercial real estate markets, unemployment rates, consumer spending, availability of financing, interest rates, tax rates and changes in tax laws, political conditions, energy and commodity prices and programs such as renewable fuel standard programs and low-carbon fuel standard programs.

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

The assessment, permitting and response, measurement and analysis and remediation and reuse industries are highly fragmented and competitive. Our primary competitors in these industries include companies that specialize in one or more services similar to those offered by us on a local or regional basis. We also compete with global, national, regional and local firms specializing in testing, environmental engineering and consulting services, remediation services and other services we provide. Some of our primary competitors include, in our Assessment, Permitting and Response segment, the environmental divisions of ERM, Ramboll, Geosyntec, Exponent, WSP and other large engineering companies and small businesses, in our Measurement and Analysis segment, the environmental divisions of SGS, TRC Companies, Eurofins, Pace Analytical and other large testing companies and small businesses, and in our Remediation and Reuse segment, the environmental divisions or remediation segments of Tetra Tech, AECOM, Xylem, Veolia, Mead & Hunt, and other large engineering companies and other small businesses. It is also possible that our clients may establish in-house capabilities to perform certain services that we currently provide.

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

A significant portion of our historical growth has occurred through acquisitions, and we anticipate continued growth through acquisitions in the future. Our growth strategy is partially dependent on acquiring and integrating the operations of companies in the environmental services industry. Since January 1, 2020, we have acquired 19 companies. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on terms acceptable to us. We also compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. A significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our debt may limit our ability to obtain the necessary capital for acquisitions or otherwise impede our ability to complete an acquisition. Certain proposed acquisitions or dispositions may also trigger a review by the U.S. Department of Justice, or DOJ, and the U.S. Federal Trade Commission, or FTC, under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity. The terms of our Series A-2 preferred stock also restrict our ability to make certain acquisitions without the consent of the holder majority, including acquisitions in excess of $75.0 million. The failure to identify suitable transaction partners and to consummate transactions on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

We have not yet completed the integration of our June 2023 acquisition of Matrix, including with respect to our internal control over financial reporting, and we excluded this business from our management’s report on our internal controls over financial reporting and the effectiveness thereof as of December 31, 2023 included herein, as permitted by guidelines established by the SEC for newly acquired businesses. See Item 9A. “Controls and Procedures.” As a result, there may risks related to the integration of Matrix that we have not discovered, including those listed above or others that we may not currently appreciate.

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

Certain of our businesses depend on specific environmental circumstances, including both naturally occurring and manmade events. Our Assessment, Permitting and Response segment, in particular, which includes our environmental emergency response business that engages in response activities following an environmental incident or a natural disaster. There is no way for us to predict the occurrence of these events, nor the significance, duration or outcome of the events. As a result, this segment may experience revenues one year that are not indicative of future results due to the occurrence of an incident that was neither typical nor predictable. For example, this segment’s revenues significantly increased during in the fiscal year ended December 31, 2021, due in significant part to the contribution of COVID-19 work during the heights of the pandemic. The volatile nature of our environmental emergency response business, and its dependency on factors beyond our control, makes it difficult to predict its potential profitability or success and, therefore, at times, ours as well. Any extended period without these types of events or other downturn in activity for these business lines may negatively impact our business, financial condition and results of operations.

In addition, as a result of the nature of these services, our Assessment, Permitting and Response segment may at times experience higher customer concentration levels based on the severity, duration and outcome of environmental emergencies (e.g. those caused by natural disasters and industrial accidents) for which we provide response services. For example, during the heights of the pandemic, for the fiscal year ended December 31, 2021, 58% of our Assessment, Permitting and Response segment revenues, were attributable to just three customers, each of whom engaged us in connection with COVID-19 related support across dozens of independent projects. In the year ended December 31, 2022, as the pandemic began to subside, this percentage dropped to 32%. Similarly, for the fiscal year ended December 31, 2023, 43% of total Assessment, Permitting and Response segment revenues, were attributable to just three customers, each of whom engaged us in connection with environmental emergency response related support across multiple projects. We cannot predict from period to period whether we will experience risks associated with high customer concentration, including the inability of such customers to pay for our services, and such concentration could have a material adverse effect on our business, financial condition and results of operations.

We may work on high profile projects, and any negative publicity or perceived failures of those projects, or litigation resulting from such projects, could damage our reputation and harm our operating results.

We may be engaged on high profile projects that garner public attention and scrutiny, particularly with respect to the emergency response division of our CTEH business. This division of CTEH conducts environmental sampling and provides toxicological assessments, among other services, in emergency situations and natural disasters, many of which are widely covered by the press and in the public eye, such Hurricane Harvey in 2017, Intercontinental Terminals Co, and ITC, fires in 2019, the pandemic and the Norfolk Southern train derailment in 2023. Any mishandling of these situations, even if not our own could lead to negative publicity. The negative publicity may be attributed to our business and services at no fault of our own other than our association with the project. Our involvement with these high-profile projects exposes us to the risk of reputational damage which may have a material adverse effect on our business, financial condition and results of operations. In addition, such high-profile projects often lead to an enhanced risk of litigation, and we may be brought into such litigation regardless of our role in the project. Any such litigation proceedings are inherently costly and uncertain, and could have a material adverse effect on our business, financial condition and results of operations.

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

Our environmental emergency response business places our employees in dangerous situations which may present serious and enhanced safety issues that could adversely affect our business.

Our environmental emergency response business is focused on assisting companies, governments and communities with responses to and recovery from environmental emergencies. A significant portion of our environmental emergency response employees work in emergency situations that pose threats to the environment and surrounding communities. Danger of injury or death is inherent in this role, despite safety precautions, training and compliance with federal, state and local health and safety regulations. These employees and any subcontractors we use for such projects are at an enhanced risk of workplace-related injuries given the dangers of their workplace environment. Oftentimes, the risks of the emergency situations are not yet known, and there is no way to predict the magnitude of the danger. While we have insurance coverage in place that we believe is reasonable in addition to policies and procedures designed to minimize these risks, including stringent training, we may nonetheless be unable to avoid material liabilities for an injury or death arising out of these emergency-related hazards. In light of the potential cost and uncertainty involved in litigation, we may settle matters even when we believe we have a meritorious defense. Litigation and its related costs, as well as the damage to our reputation should any employee or subcontractor injury or death occur during these emergency situations, could have a material adverse effect on our business, financial condition and results of operations.

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

In certain instances, in performing our services, we may rely on our interpretation of reports or data prepared or gathered by third parties. If such information is not properly prepared or gathered, or is not accurate or complete, we may become subject to claims or litigation, regardless of whether we had any responsibility for the error. Our CTEH business is often responsible for the presentation of plans and advice in emergency situations, including natural disasters and manmade accidents. While our CTEH employees are not responsible for the ultimate approval of such plans, the failure or minimized success of a plan could expose us to potential litigation and damage to our reputation. Further, claims that we performed negligently, disclosed client confidential information, infringed on intellectual property, falsified data, are required to withdraw due to an apparent or actual conflict, or otherwise breached our obligations to a client, including as a result of actions of our employees, could expose us to significant liabilities to our clients and other third parties and tarnish our brand and reputation.

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

We use a small aircraft in our business, particularly in connection with our emergency response services. There are inherent risks associated with air travel, including aviation accidents due to weather, technical malfunctions or human error. While we will strive to comply with all safety regulations and ensure the aircraft undergoes necessary and adequate maintenance, accidents or incidents may occur while the aircraft is transporting employees, as occurred on February 22, 2023, when our airplane crashed killing five employees. An accident or incident involving our aircraft could result in significant claims of injured employees and others, as well as repair or replacement of the damaged aircraft and its consequential loss from service. In the event of an accident, our liability insurance may not be adequate to offset our exposure to potential claims and we may be forced to bear losses from the accident. The success of our environmental emergency response business depends on its employees, and an aviation accident or incident that results in the serious injury or death of those employees could have a material adverse effect on the business.

ESG matters, including those related to climate change, sustainability and the goals and initiatives we set and implement and the public statements and disclosures we make in respect of these matters, may have an adverse effect on our business.

Companies across all industries are facing increasing scrutiny relating to their environmental, social and governance, or ESG, practices. Changing consumer preferences are also resulting in increased demands regarding the environmental impact on sustainability. This scrutiny and demand could require additional transparency, due diligence and reporting and could cause us to incur additional costs or to make changes to our operations to comply with these demands. Further, concern over climate change and other environmental sustainability matters may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment, including greenhouse gas emissions regulations, alternative energy policies and sustainability initiatives. For example, in March 2022, the SEC proposed rules that would require companies to make certain climate-related disclosures, including information about climate-related risks, GHG emissions and certain climate-related financial statement metrics. The SEC expects to finalize these rules in 2024. In January 2023, the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) went into effect, which introduced more detailed sustainability reporting requirements. The CSRD phases in over time, with its disclosure requirements with respect to our EU operations going into effect for fiscal year 2025 with reporting required in 2026. In addition, in October 2023, the Governor of California signed into law the Climate-Related Financial Risk Act and the Climate Corporate Data Accountability Act, which impose significant and mandatory climate-related reporting requirements for large companies doing business in the state, as well as the Voluntary Carbon Market Disclosures Act, which requires companies operating in California to make certain disclosures to support any claims they make in the state regarding net zero, carbon neutrality, or significant GHG reductions, as well as disclosure regarding voluntary carbon offsets purchased, used, marketed, or sold within California. Increased regulatory requirements may be more aggressive than any sustainability measures we may be currently undertaking or may implement in the future may cause disruptions in supply chains or an increase in operating and compliance costs. If we do not adapt to or comply with these and other new regulations or if we are perceived to have not responded appropriately to the growing concern for ESG matters, we may face legal or regulatory actions or the imposition of fines, penalties, or other sanctions and adverse publicity, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition or results of operations.

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

We experience seasonal demand with respect to certain of the services we provide, particularly in our Measurement and Analysis segment, and, following the acquisition of Matrix in Canada, the Remediation and Reuse segment, as demand for those services can follow weather trends. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, rainfall and droughts. In addition, we may experience earnings volatility as a result of the timing of large contract wins and the timing of large emergency response projects following an incident or natural disaster due to the unpredictable nature thereof. Further, we generated meaningful revenues related to COVID-19 response work, particularly in 2021, and as a result of the pandemic subsiding, we may not be able to replace these revenue streams in future periods. Our business, financial condition and results of operations could be materially and adversely affected by severe weather, natural disasters or environmental factors. Furthermore, our ability to deliver services on time to our clients can be significantly impeded by such conditions and events.

Our business could be disrupted by catastrophic events.

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, pandemic, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war or terrorist attack, could result in lengthy interruptions in our services. Our insurance coverage may not compensate us for losses that may occur in the wake of such events. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our services could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver services to our clients would be impaired or we could lose critical data. If we are unable to develop or, in the event of a disaster or emergency, successfully execute on, adequate plans to ensure that our business functions continue to operate during and after a disaster, our business, results of operations, financial condition and reputation would be harmed.

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

Our operations depend upon our relationships with our clients. Our clients are companies operating in a number of sectors and industries, including the financial, oil & gas, utilities, construction, automotive, real-estate, midstream energy, manufacturing, commodities, petrochemical, food and beverage, telecommunications and engineering industries, as well as local, state, provincial and federal government entities. As is customary in our industry, we do not always enter into formal written agreements with our clients, and to the extent we do, such agreements do not generally restrict our clients from altering the terms of the relationship. These arrangements allow clients to attempt to seek concessions, introduce unfavorable terms or limit the services and solutions that we provide to them before a project is finished or as a condition to continued or increased business. The arrangements also generally allow a client to terminate or to decide not to renew their contracts or purchase orders with little or no advanced notice to us. A loss of one or more clients, a meaningful reduction in their purchases from us or an adverse change in the terms on which we provide our services and solutions could have a material adverse effect on our business, financial condition and results of operations.

Public clients involve unique policy, contract and performance risks, and we may face challenges to our government contracts or our eligibility to serve government clients, any of which could materially adversely impact our business.

We derive, and expect to continue to derive in the future, revenues from federal, state, provincial or local government clients, which accounted for approximately 11% of our revenues for the fiscal year ended December 31, 2023. Sales to governments and related entities present risks in addition to those involved in sales to many of our other clients, including policy-related risks such as potential disruption due to appropriation and spending patterns, delays in the adoption of new technologies due to political, fiscal or bureaucratic processes, delays in approving budgets and the government’s right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, also directly and indirectly affect policies relating to the quantity and allocation of expenditures by government clients. In addition, government contracts may involve long purchase and payment cycles, competitive bidding requirements, qualification requirements, delays or changes in agreed-to funding, budgetary constraints, political agendas, extensive specification development and price negotiations, milestone requirements and the potential unenforceability of limitations on liability or other contractual provisions, any of which may create price pressure and reduce our margins. As a result, we could experience a material adverse effect on our business, financial condition and results of operations.

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

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect data and intellectual property may not be successful and our business could be negatively affected by cyber or security threats or other disruptions. We routinely experience various cybersecurity threats to our technology infrastructure, unauthorized attempts to gain access to our company, employee and customer-sensitive information, insider threats and other attacks. Our customers, suppliers, subcontractors and partners experience similar security threats. In addition to cyber threats, we face threats to the security of our facilities and employees, which could materially disrupt our business if carried out. We could also be impacted by the improper conduct of our employees or others working on behalf of us who have access to export controlled or Controlled Unclassified Information ("CUI"), which could adversely affect our business and reputation. The threats we face vary from attacks common to most industries, such as ransomware, to more advanced and persistent threats, highly organized adversaries, including nation state actors, which target us and other defense contractors and other companies. These threats can cause disruptions to our business operations. In addition to cyber threats, our cybersecurity and processing systems, as well as those of our third-party service providers, including cloud service providers, newly acquired companies that have not yet been integrated, and those of our clients which we periodically manage, may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, internal design, manual or usage errors, workplace violence or wrongdoing, catastrophic events, natural disasters, and severe weather conditions. These systems may also be damaged, disrupted, or fail entirely as a result of computer viruses or other malicious codes, social-engineering schemes, unauthorized access attempts, and cyber-attacks that could include phishing-attacks, denial-of-service attacks, ransomware, malware, and hacking. If we are unable to protect sensitive information, including complying with evolving information security and data protection/privacy regulations, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development and engineering know-how), and other third-party data (such as subcontractors, suppliers and vendors) could be compromised.

As previously disclosed, on June 11, 2022, we were the target of an organized ransomware attack on our IT systems that, although not ultimately material to our results of operations for the year ended December 31, 2022, and December 31, 2023, or any individual fiscal quarter within those years, the attack led to the temporary disruption of our regular operations and lost revenues in 2022. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Key Factors that Affect Our Business and Our Results—Cybersecurity.”

We believe our possession of CUI, confidential or protected client information may put us at a greater risk of being targeted. In addition, we manage and operate supervisory control and data acquisition systems at a number of operations and maintenance, or O&M, client facilities, including water and biogas facilities, and another cyber-attack or other system failure could cause the facility to be shutdown, which could create regulatory compliance issues, cause a contamination event or have other adverse consequences for which we could have liability. Because of the persistence, sophistication and volume of cyber-attacks, we may not be successful in defending against an attack that could have a material adverse effect on us and due to the evolving nature of these security threats, the impact of any future incident cannot be predicted. We also typically work cooperatively with our customers, suppliers, subcontractors, and entities we acquire, who or which are subject to similar threats, to seek to minimize the impact of cyber threats, other security threats or business disruptions. These entities, which are typically outside our control and may have access to our information, have varying levels of cybersecurity expertise and safeguards, and their relationships with government contractors, including us, may increase the likelihood that they are targeted by the same cyber threats we face. The security measures and procedures we, our clients, and third-party service providers have in place to protect sensitive data and other information may not be successful or sufficient to counter data breaches, cyber-attacks, or system failures.

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

As of December 31, 2023, our Senior Secured Credit Agreement, provided for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving line of credit, or the 2021 Credit Facility. In February 2024, the Company partially exercised its option to access the $150 million accordion under our Senior Secured Credit Agreement, and as a result, the Senior Secured Credit Agreement was amended to provide for an additional $100.0 million credit availability under the 2021 Credit Facility, comprised of an additional $50.0 million term loan and $50.0 million revolving credit facility. The revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. As of December 31, 2023, our total indebtedness was $164.5 million, consisting of $154.2 million outstanding under the 2021 Credit Facility, all of which was outstanding under the term loan, and $10.3 million under our aircraft loan.

Further, following the exercise of the accordion feature in February 2024, the Company has the remaining option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions described in greater detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We also may enter into new borrowing arrangements and incur significant indebtedness in the future to continue to support our organic and acquisition-related growth.

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
•
exposing us to the risk of increased interest rates on our borrowings under our 2021 Credit Facility, which is at variable rates of interest;
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

We may not be able to borrow additional financing or to refinance our 2021 Credit Facility or other indebtedness we may incur in the future, if required, on commercially reasonable terms, if at all. In addition, our ability to borrow under our 2021 Credit Facility is subject to significant conditions, as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Despite our current level of indebtedness, we may incur more debt.

We may be able to incur significant additional indebtedness in the future. For example, we may incur additional indebtedness in connection with future acquisitions. Although our 2021 Credit Facility and our Series A-2 preferred stock contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2023, the 2021 Credit Facility provided for an aggregate unused commitment of $125.0 million (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations). The 2021 Credit Facility also allows us to increase the aggregate borrowings thereunder by up to $150.0 million. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our existing or future debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our 2021 Credit Facility, airplane loan, and our Series A-2 preferred stock restrict our ability to consummate or use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair. Any proceeds that we receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

Our 2021 Credit Facility restricts our ability to engage in some business and financial transactions.

Our 2021 Credit Facility contains a number of covenants that among other things, limit our ability to:

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

In addition, our 2021 Credit Facility contains certain financial covenants that, among other things, require us not to exceed specified total debt leverage ratios and to maintain a fixed charge coverage ratio. Among other things, we may not be able to borrow money under our 2021 Credit Facility if we are unable to comply with the financial and other covenants included therein. Our 2021 Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default (including, among other things, an event of default upon a change of control). If an event of default occurs, our lenders will be entitled to take various actions, including the acceleration of amounts due under our 2021 Credit Facility and all actions permitted to be taken by a secured creditor.

Any future debt that we incur may contain additional and more restrictive negative covenants and financial maintenance covenants. These restrictions could limit our ability to obtain debt financing, repurchase stock, pay dividends, refinance or pay principal on our outstanding debt, complete acquisitions for cash or debt or react to changes in our operating environment or the economy.

Our failure to comply with obligations under our 2021 Credit Facility or the agreements governing any future indebtedness may result in an event of default under the applicable agreement. A default, if not cured or waived, may permit acceleration of some or all of our other indebtedness and trigger other termination and similar rights under other contracts. We cannot be certain that we will be able to remedy any defaults and, if our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have no present intention to pay dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our 2021 Credit Facility, the terms of our Series A-2 preferred stock, agreements governing any other indebtedness we may enter into and other factors that our board of directors deems relevant. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” Accordingly, you

may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.

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

Shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act of 1933, as amended, or the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. However, pursuant to the terms of an Investor Rights Agreement, Messrs. Richard Perlman and James Price, Oaktree, and certain other stockholders have the right to demand that we register their shares under the Securities Act as well as the right to include their shares in any registration statement that we file with the SEC, subject to certain exceptions. Approximately 2,500,000 shares of common stock held by affiliates and certain other parties entitled to these registration rights were registered on a shelf registration statement filed with the SEC on August 11, 2021 and declared effective on August 20, 2021. This registration statement also registered approximately 320,000 shares held at such time by other executive officers and directors. Oaktree also holds all outstanding shares of our Series A-2 stock, which may be converted into shares of common stock in the future and would also receive the benefit of these registration rights. See Note 16 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Registration of these or other shares enables those shares to be sold in the public market, subject to certain restrictions in the Investor Rights Agreement. Any sale by Messrs. Perlman and Price, Oaktree, by our executive officers or other stockholders or any perception in the public markets that such a transaction may occur could cause the market price of our common stock to decline materially.

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

We are also subject to Section 203 of the Delaware General Corporation Law, or the DGCL, which, subject to certain exceptions, prohibits us from engaging in any business combination with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. In addition, our 2017 Stock Plan permits accelerated vesting of stock options and restricted stock, and payments to be made to the employees thereunder in certain circumstances, in connection with a change of control of our company, which could discourage, delay or prevent a merger or acquisition at a premium price. In addition, our 2021 Credit Facility includes, and other debt instruments we may enter into in the future may include, provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to our company, which also could discourage, delay or prevent a business combination transaction. See “Provisions of Our Certificate of Incorporation, Bylaws and Delaware Law That May Have an Anti-Takeover Effect” in the Description of Securities exhibit incorporated by reference as exhibit 4.2 to this Annual Report on Form 10-K.

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

Our margins, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the costs incurred to provide such services. Accordingly, if we are not able to maintain, raise or otherwise appropriately set our pricing, or we are not able to maintain or reduce costs as and when needed, we will not be able to sustain our margins and our business and results of operations will be adversely affected. For example, in 2023, we experienced higher labor costs as a result of inflation. If we are not able to raise the rates we charge for our services to offset the impact of any cost increases, we will not be able to sustain our margins and our profitability will suffer.

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

While we have been able to generate revenues, we may not be able to increase the amount of revenues we generate, and we might incur net losses for some time as we continue to grow. We experienced net losses in each year since inception, including net losses of $30.9 million and $31.8 million for the fiscal years ended December 31, 2023 and 2022, respectively, and we may incur net losses in the future. As of December 31, 2023, we had an accumulated deficit of $210.4 million. It is difficult for us to predict our future results of operations, and we expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, integrate completed acquisitions, make and integrate future acquisitions and invest in research and development. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

We may not be successful in promoting and further developing our brands, which could adversely affect our business.

We have a limited operating history as a company and, as a result, the Montrose Environmental brand is not fully established, although many of the brands we use, including those acquired through our acquisition activity, have a longer and more well-established history. Our industry is highly fragmented and we believe that our future success depends in part on our ability to maintain and further strengthen our core brands, including the Montrose Environmental brand across the diverse range of environmental services that we provide. Strengthening our brand will require significant time, expense and the attention of management, and any success will depend largely on our marketing efforts and ability to provide our clients with high-quality services. If a client is not satisfied with our services, including those of our technical employees, it may be more damaging to our brand and business as compared to that of larger, more established companies. Additionally, to the extent our clients draw regulatory or media scrutiny regarding their environmental impact or other areas where we may provide services to them, we may as a consequence also draw scrutiny. We are also investing more in brand development and there can be no assurances that this investment will generate additional revenues or business. If we fail to successfully maintain and continue to grow the Montrose Environmental brand and our other brands through promotion and other efforts, incur excessive unanticipated expenses in attempting to promote and maintain our brands, or lose clients as a result, our business, financial condition and results of operations may be adversely affected.

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

We have activities outside of the United States. Our operations, as well as those of our clients, are therefore subject to regulatory, economic, political and other events and uncertainties in countries where these operations are located. Further, our growth strategy includes expansion into additional international markets, including our expansion into Europe. In addition to the risks discussed elsewhere herein that are common to both our domestic and international operations, we face risks specific to our foreign activities, including but not limited to:

•
political, social, economic and financial instability, including wars, civil unrest, acts of terrorism and other conflicts, including the wars in Ukraine and the Middle East and surrounding areas;
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

Foreign operations bring increased complexity and the costs of managing or overseeing foreign operations, including adapting and localizing services or systems to specific regions and countries, can be material. Further, international operations carry inherent uncertainties regarding the effect of local or domestic actions, such as the United Kingdom’s departure from the European Union (Brexit), any of which could be material. These and other risks related to our foreign operations, or the associated costs or liabilities, could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management program is designed to assess, identify and manage material risks from potential unauthorized breaches of or access to our electronic information systems and the information we store on our systems. Our program includes a wide variety of mechanisms, controls, technologies, methods, systems and other processes as further described below that are designed to prevent, detect or mitigate unauthorized access, data loss, theft, misuse or other security incidents and vulnerabilities affecting our systems and the information we store on our systems. The information we store includes confidential, proprietary, business and personal information of ours, our customers, our employees and other third parties that we collect, process, store and transmit as part of our business. Our program is aligned with the National Institute for Standards and Technology Risk Management Framework (NIST RMF), other industry-recognized standards and our contractual requirements. We also leverage government partnerships, industry and government associations, third-party benchmarking, the results from regular internal and third-party audits, threat intelligence feeds and other similar resources to inform and guide our cybersecurity processes and resource allocation. Additionally, we use processes and third-party technologies to oversee and minimize impact to our data, including two-factor authentication, encryption, Company secured email and dedicated cybersecurity support personnel.

Our cybersecurity risk management strategy is led by our Chief Information Security Officer (CISO) and a team of information security and other professionals, as detailed further below, who are responsible for implementing and maintaining our cybersecurity data protection practices. This team works in close coordination with the Audit Committee of our Board of Directors, which is responsible for oversight of cybersecurity risk, senior management and other business functions and teams across the Company to identify threats by performing risk assessments and analyzing effectiveness of controls against identified risks.

As part of our risk management process, our cybersecurity risk management team oversees our vulnerability management practices and conducts routine application security assessments, yearly penetration testing, periodic security audits and ongoing risk assessments designed to identify cybersecurity risks to our environment. We also subscribe to third-party services for security operations through a dedicated managed security service provider responsible for mitigating threats to our environment and alerting and responding to events and incidents in coordination with our team. In addition to our routine practices, we also conduct testing, audits and assessments in connection with acquisitions, the implementation of new software, processes or activities requiring changes in our information technology environment, new cybersecurity events or developments and receipt of new risk intelligence. Further, we have adopted an enterprise-wide cybersecurity training and awareness program requiring all employees to complete annual cybersecurity training. The program is supported with monthly education and simulations with remedial training assignments to increase user awareness.

We maintain an incident response plan (IRP) aligned with National Institute for Standards and Technology Risk Management Framework (NIST RMF) when responding to incidents. The IRP sets out a coordinated approach to investigating, containing documenting and mitigating incidents. Our CISO, with oversight from our Chief Information Officer (CIO), is responsible for executing the relevant cybersecurity incident response plan, which includes response criteria for materiality, applicable requirements for incident disclosure and reporting and escalation procedures to various individuals and departments, including our Audit Committee, Senior Management, Key Stakeholders, General Counsel, Chief Financial Officer and Chief Executive Officer, for risks with a potentially material impact for responding to cybersecurity incidents.

In addition to our in-house team and third-party security operations services, we also engage assessors, consultants, auditors and other third parties from time to time to assist with assessing, identifying and managing cybersecurity risks. For example, we leverage third-party security and compliance companies with subject matter expertise in these areas for threat identification and remediation. We continue to work with the U.S. Department of Defense on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks, including through participation in the Department of Defense’s collaborative information sharing. We also partner with other work groups to support understanding and deployment of the Cybersecurity Maturity Model Certification (CMMC) to promote readiness in complying with cybersecurity requirements for handling CUI and federal contract requirements.

As of December 31, 2023, we were not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Cybersecurity Governance

The Board of Directors takes an active role in overseeing management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure and our strategies for dealing with this risk with our long-term objectives. The Board has delegated the cybersecurity risk oversight function to the Audit Committee. To support our Audit Committee in this function, our Audit Committee has engaged a third-party expert to advise it and the Board on cybersecurity matters, including oversight of the Company’s continued development, evolution and investments in cybersecurity infrastructure, policies and practices. Senior leadership, including our CIO and CISO, brief the Audit Committee quarterly, or more regularly, as needed, on the Company’s cybersecurity program, including cybersecurity risks, business-impacting incidents and ongoing and future cybersecurity project status. In addition, the Audit Committee’s third-party cybersecurity advisor meets regularly with the CIO and CISO to review our cybersecurity strategy and key initiatives and progress toward meeting our objectives. The Audit Committee reports to the full Board at least quarterly regarding its oversight of cybersecurity risks, events, developments and other related matters, as relevant. The full Board also periodically receives briefings from management on our cybersecurity risk management program.

In the event of a potentially material cybersecurity event, pursuant to our incident response plan, in addition to notification and involvement of our General Counsel, Chief Financial Officer and Chief Executive Officer, among others, the Audit Committee would be notified and briefed, and meetings of the Audit Committee and/or full Board of Directors would be held as appropriate.

In collaboration with third-party experts, our corporate cybersecurity organization is led by our CISO, reporting to our CIO. The CIO has more than 20 years of experience as a CIO and in technology leadership positions, with deep expertise in technical strategy, data management, infrastructure and cybersecurity. Our CISO has 25 years of experience in information technology, governance, compliance and risk management and is a Certified Information Security Manager (CISM), which is an advanced certification indicating an individual possesses the knowledge and experience required to develop and manage an enterprise information security (InfoSec) program. The CISO is responsible for our overall cybersecurity strategy, policies, security operations and threat detection and response. The cybersecurity organization manages and continually enhances the maturity of our security posture with the goal of preventing or mitigating cybersecurity incidents to the extent feasible, while increasing system resiliency to minimize business impact.

At the management level, we have established an Enterprise Cybersecurity Council, which includes our CIO, CISO, Director of Information Security, Director of Infrastructure, Senior Security Architects and Engineers, that meets monthly to identify opportunities to further strengthen our cybersecurity risk management program, including with respect to the prevention, detection, mitigation and remediation of cybersecurity incidents. This group is responsible for developing and coordinating risk identification and remediation, performance metrics and policy enforcement and providing guidance to management and oversight bodies. Members of the group have significant cybersecurity experience and hold a number of certifications, including CISM, Certified Information Systems Security Professionals (CISSP), Certified Ethical Hacker (CEH), and Cisco Certified Network Associate (CCNA).

Item 2. Properties.

Our principal executive offices are located at 5120 Northshore Drive, North Little Rock, Arkansas. We currently operate out of approximately 115 locations across North America, Australia and Europe, all of which are leased locations other than our corporate headquarters and one environmental laboratory in Richmond, Virginia used in our Measurement and Analysis segment. Our lease terms vary from month-to-month to multi-year current commitments of generally up to 15 years, with our average commitment being 5 years. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available in similar locations.

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

Holders of Record

As of February 23, 2024, there were approximately 190 stockholders of record of our common stock. This number does not represent the actual number of beneficial owners of our common stock because shares are often held in “street name” by securities dealers, brokers, institutions and others for the benefit of individual owners who have the right to vote their shares. We are unable to estimate the total number of beneficial owners represented by these record holders.

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

Unregistered Sales of Equity Securities

On January 31, 2024, we issued an aggregate of 161,342 shares of common stock to the former owners of Epic as purchase price consideration. The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

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

The following graph depicts the total cumulative stockholder return on our common stock from July 23, 2020, the first day of trading of our common stock on the NYSE, through December 31, 2023, relative to the performance of the Russell 2000 Index and MSCI USA ESG Leaders. The graph assumes an initial investment of $100.00 at the close of trading on July 23, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Date	Montrose Environmental Group	Russell 2000 Index	MSCI USA ESG Leaders
7/23/20	$100.00	$100.00	$100.00
9/30/20	159.00	101.00	104.00
12/31/20	206.00	133.00	116.00
3/31/21	334.60	150.20	123.97
6/30/21	357.73	156.65	134.98
9/30/21	411.60	149.82	136.20
12/31/21	470.07	153.03	152.66
3/31/22	352.87	141.51	143.68
6/30/22	225.07	117.18	120.76
9/30/22	224.33	114.62	113.16
12/31/22	295.93	121.75	121.81
3/31/23	162.14	125.09	131.78
6/30/23	191.45	131.60	143.35
9/30/23	133.00	124.85	140.23
12/31/23	146.05	142.37	157.30

Securities Authorized for Issuance Under Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, see Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. [Reserved.]

Selected Financial Data.

Our selected historical consolidated financial and other information presented and discussed below is derived from our audited consolidated financial statements and the notes thereto for the fiscal years ended December 31, 2023 and 2022 included in Item 8. “Financial Statements Supplementary Data.” Except where otherwise noted, our summary consolidated balance sheet data presented below as of December 31, 2021, 2020 and 2019, and our summary consolidated statements of operations and cash flow data presented below for the fiscal years ended December 31, 2020 and 2019 have been derived from our financial statements not included in this Annual Report on Form 10-K.

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

	For the Years Ended December 31,
	2023	2022	2021	2020	2019
(in thousands except per share and percentage data)
Consolidated Statement of Operations Data:
Revenues	$624,208	$544,416	$546,413	$328,243	$233,854
Cost of revenues (exclusive of depreciation and amortization)	383,903	351,882	369,028	215,492	163,983
Selling, general and administrative expense	222,861	176,295	117,658	85,546	49,719
Fair value changes in business acquisition contingencies	84	(3,227)	24,372	12,942	1,392
Depreciation and amortization	45,780	47,479	44,810	37,274	27,705
Loss from operations	(28,420)	(28,013)	(9,455)	(23,011)	(8,945)
Net loss	$(30,859)	$(31,819)	$(25,325)	$(57,949)	$(23,557)
Weighted average common shares outstanding—basic and diluted	30,058	29,688	26,724	16,479	8,789
Net loss per shares attributable to common stockholders—basic and diluted	$(1.57)	$(1.62)	$(1.56)	$(6.48)	$(4.91)

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	56,022	20,649	37,581	1,850	17,042
Net cash used in investing activities	(101,624)	(38,687)	(71,641)	(179,740)	(86,983)
Net cash (used in) provided by financing activities	(20,110)	(38,764)	146,103	205,902	74,452
Change in cash, cash equivalents and restricted cash	$(65,712)	$(56,802)	$112,043	$28,012	$4,511

Consolidated Statement of Financial Position Data:
Current assets	200,924	247,928	293,858	134,268	73,239
Non-current assets	615,862	543,986	539,236	468,458	258,599
Total assets	$816,786	$791,914	$833,094	$602,726	$331,838
Current liabilities	126,287	111,442	147,695	111,543	73,252
Non-current liabilities	216,319	214,357	215,970	201,110	156,055
Total liabilities	$342,606	$325,799	$363,665	$312,653	$229,307
Redeemable Series A-1 preferred stock $0.0001 par value—authorized, issued and outstanding shares: 12,000 at December 31, 2019; aggregate liquidation preference of $141.9 million at December 31, 2019	-	-	-	-	128,822
Convertible and Redeemable Series A-2 preferred stock $0.0001 par value—authorized, issued and outstanding shares: 17,500 at December 31, 2023, 2022, 2021, and 2020; aggregate liquidation preference of $182.2 million at December 31, 2023, 2022, 2021, and 2020	152,928	152,928	152,928	152,928	-
Total stockholders’ equity (deficit)	321,252	313,187	316,501	137,145	(26,291)
Total liabilities, Convertible preferred stock, Redeemable Series A-1 preferred stock, Convertible and Redeemable Series A-2 preferred stock and stockholders’ equity (deficit)	$816,786	$791,914	$833,094	$602,726	$331,838

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

Overview

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. According to data derived from a 2022 Environmental Industry Study prepared by Environmental Business International, Inc., or EBI, which we commissioned, the global environmental industry is estimated to be approximately $1.44 trillion, with $494.0 billion concentrated in the United States.

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

(revenues in thousands)	Acquisitions Completed	Fiscal Year Revenues Attributable to Acquisitions	Percentage of Fiscal Year Revenues
Fiscal year 2023	5	$69,059	11.1%
Fiscal year 2022	5	20,154	3.7%
Fiscal year 2021	6	33,738	6.2%

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

	Year Ended December 31,
(in thousands)	2023	2022	2021
Amortization expense	$30,130	$36,053	$35,154
Acquisition-related costs	6,930	1,891	2,088
Fair value changes in business acquisition contingencies	84	(3,227)	24,372

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

We made earn-out payments of $30.0 million and $50.0 million in March 2022 and April 2021, respectively, in connection with our CTEH acquisition. $25.0 million of the 2021 CTEH earn-out payment was made in the form of shares of our common stock. In connection with certain of our acquisitions, we may make up to $7.1 million in aggregate earn-out payments between the years 2024 and 2026, of which up to $1.5 million may be paid only in cash, up to $4.5 million may be paid only in common stock and up to $1.1 million may be paid, at our option, in cash or common stock. These amounts reflect a $1.5 million earn-out payment made in the first quarter of 2024 in connection with our Huco acquisition, $1.1 million of which was paid in shares of common stock and $0.4 million was paid in cash. See Note 8 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Organic Growth

We define organic growth as the change in revenues excluding revenues from i) our environmental emergency response business, ii) acquisitions for the first twelve months following the date of acquisition, and iii) businesses held for sale, disposed of or discontinued. As a result of the growth in CTEH non-emergency response work, which is similar to services provided in our advisory businesses, we are including CTEH revenues from non-emergency response work in organic growth. This change did not impact previously reported organic growth. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in conjunction with revenue growth calculated in accordance with GAAP. We have grown organically over the long term and expect to continue to do so.

Discontinued Service Lines and Contracts

Periodically, or when circumstances warrant, we evaluate the performance of our business services to ensure that performance and outlook are consistent with expectations, and that the services offered are consistent with the Company’s mission.

As part of this evaluation, during the first quarter of 2023, we determined to discontinue one of our specialty service lines within the lab testing business, the Discontinued Specialty Lab, whose service offering was non-core to our business. On December 29, 2023, we sold the assets of the Discontinued Specialty Lab for a total sales price of $4.8 million. Proceeds from the sale were paid in cash of $0.5 million, and a promissory note receivable of $4.3 million. We recorded a gain on the sale of the assets of approximately $1.8 million and recorded a current expected loss of $2.2 million against the promissory note receivable. The Discontinued Specialty Lab, which was part of our Measurement and Analysis segment, generated revenues of $8.8 million, $17.0 million and $23.9 million in the years ended December 31, 2023, 2022 and 2021, respectively. The discontinuation of this specialty service line did not represent a strategic shift that had a major effect on our operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

During the fourth quarter of 2022, we determined to exit our lab in Berkeley, California and terminate the related positions. This discontinued lab, which was included in our Measurement and Analysis segment, did not generate any material revenue during the years ended December 31, 2022 and 2021.

During the second quarter of 2022, we determined to exit all legacy water treatment and biogas operations and maintenance contracts, collectively, the Discontinued O&M Contracts. Revenue from our water treatment and biogas operations and maintenance contracts, which were included in the results of our Remediation and Reuse segment, were $3.6 million and $12.1 million in the years ended December 31, 2022 and 2021, respectively. This decision did not impact the Company’s specialized PFAS water treatment operations and maintenance contracts.

Revenue Mix

Our segments generate different levels of profitability and, accordingly, shifts in the mix of revenues between segments can impact our consolidated reported net income, net loss margin, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin from quarter to quarter and year to year. Inter-company revenues between business lines within segments have been eliminated. See Note 19 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Financing Costs

On April 27, 2021, we entered into the 2021 Credit Facility and repaid all amounts outstanding under our prior credit facility. The 2021 Credit Facility consists of a $175.0 million term loan and a $125.0 million revolving credit facility. The revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. The interest rate on the 2021 Credit Facility varies depending on leverage, which, prior to May 31, 2023, was a minimum of LIBOR plus 1.5% and a maximum of LIBOR plus 2.5%. We incurred debt extinguishment costs of $4.1 million in connection with this refinancing. Further, on May 31, 2023, we amended our 2021 Credit Facility to transition the reference rate from LIBOR to SOFR plus 0.10%. The transition to SOFR did not materially impact the interest rate we pay or change any material terms of the 2021 Credit Facility.

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

Interest expense, net was $7.8 million, $5.2 million and $11.6 million (inclusive of the $4.1 million loss on extinguishment of the 2020 Credit Facility) in the years ended December 31, 2023, 2022 and 2021, respectively. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

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

Seasonality

Due to the field-based nature of certain of our services, weather patterns generally impact our field-based teams’ ability to operate in the winter months. As a result, our operating results in our Measurement and Analysis segment and, following the acquisition of Matrix in Canada, the Remediation and Reuse segment, experience quarterly variability with generally lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. As we continue to grow and expand into new geographies and service lines, quarterly variability in our Measurement and Analysis and Remediation and Reuse segments may deviate from historical trends.

Earnings Volatility

In addition to the impact of seasonality on earnings, the acquisition of CTEH exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster, and the benefit from COVID-19 related work primarily in 2021. COVID-19 related revenue was $4.7 million, $65.2 million and $189.9 million in the years ended December 31, 2023, 2022 and 2021, respectively. During 2023, we have also seen significant revenue from emergency response services related to discrete events. Total revenue from emergency response related services, which include COVID-19 revenues, was $91.4 million, $88.0 million and $211.5 million in the in the years ended December 31, 2023, 2022 and 2021, respectively. Demand for environmental emergency response services remains difficult to predict and as a result, we may have experienced revenues and earnings in prior years that are not indicative of future results, making those periods particularly difficult comparisons for future periods. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results.

Cybersecurity

As previously disclosed, on June 11, 2022 we were the target of an organized ransomware attack on our IT systems that led to the temporary disruption of our regular operations. The Company's financial systems are cloud based and were not affected. We engaged third party experts, including cyber legal counsel and a cybersecurity firm, to perform a fulsome forensic investigation of this attack and we promptly notified federal law enforcement. Based on the results of the investigation, we do not believe there has been any misuse of confidential or sensitive client data, have made notifications to clients, and have proactively addressed client concerns regarding our security environment. Furthermore, we identified a limited number of individuals whose personally identifiable information may have been accessed from our systems and made appropriate notifications to such individuals and required regulators. The Company has insurance coverage, subject to a $0.3 million deductible, against recovery costs and business interruption resulting from cyber-attacks. In January 2023, the Company received $1.0 million in business interruption insurance proceeds related to the cyber-attack. This amount was recorded as insurance income within other income (expense) in the fourth quarter of 2022. These proceeds partially offset the estimated $1.5 million cost of the cyber-attack recognized in the second and third quarters of 2022.

COVID-19

To date, COVID-19 related adverse impacts have not had a material adverse effect on our reported results or our liquidity. On the other hand, we have seen benefits from COVID-19 given client demand for CTEH’s toxicology and response services, which represented a meaningful revenue stream, in 2021 and to a lesser extent, 2022, primarily as a result of COVID-19 response work performed by CTEH. COVID-19 revenues were negligible in the year ended December 31, 2023. Given the significance and non-recurring nature of our COVID-19 related revenues in prior periods, our historical results may not be comparable to future results.

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

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	Year Ended December 31,
(in thousands except per share data)	2023	2022
Statements of operations data:
Revenues	$624,208	$544,416
Cost of revenues (exclusive of depreciation and amortization)	383,903	351,882
Selling, general and administrative expense	222,861	176,295
Fair value changes in business acquisition contingencies	84	(3,227)
Depreciation and amortization	45,780	47,479
Loss from operations	$(28,420)	$(28,013)
Other income	4,374	3,683
Interest expense, net	(7,793)	(5,239)
Loss before income taxes	(31,839)	(29,569)
Income tax (benefit) expense	(980)	2,250
Net loss	$(30,859)	$(31,819)
Series A-2 dividend payment	(16,400)	(16,400)
Net loss attributable to common stockholders	$(47,259)	$(48,219)
Weighted average number of shares (basic and diluted)	30,058	29,688
Loss per share - basic and diluted	$(1.57)	$(1.62)

Revenues

For the year ended December 31, 2023, we generated revenues of $624.2 million, an increase of $79.8 million or 14.7% from the year ended December 31, 2022. The period over period increase in revenues was primarily driven by $77.5 million from revenues pertaining to companies we acquired in 2023 and from a full year of revenue contribution from our 2022 acquisitions, strong organic growth in our Assessment, Permitting and Response segment and strong organic growth in our Measurement and Analysis segment, and an increase in environmental emergency response revenues. These increases were partially offset by lower revenues in the Discontinued Specialty Lab, the exiting of the Discontinued O&M Contracts in 2022, and lower ECT2 revenues due to the wind down of certain large PFAS projects, delays in the timing of EPA PFAS regulations and a strategic shift in our biogas business towards higher margin services. Revenue from our environmental emergency response business, including revenues from COVID-19 related work, was $91.4 million in the year ended December 31, 2023, compared to $88.0 million in the year ended December 31, 2022. Total revenue from COVID-19 related services was $4.7 million and $65.2 million in the years ended December 31, 2023 and December 31, 2022, respectively. Revenue from the Discontinued Specialty Lab was $8.8 million and $17.0 million in the years ended December 31, 2023 and December 31, 2022, respectively. The Discontinued O&M Contracts generated revenues of zero and $3.6 million in the years ended December 31, 2023 and December 31, 2022, respectively.

Revenue by segment, and as a percentage of total revenues, was as follows:

	Year Ended December 31,
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
(revenue in thousands)	2023		2022
Assessment, Permitting and Response	$220,727	35.4%	$187,234	34.4%
Measurement and Analysis (1)	197,095	31.6%	172,432	31.7%
Remediation and Reuse	206,386	33.1%	184,750	33.9%
	$624,208		$544,416

_________________________________

(1) Includes revenue of $8.8 million and $17.0 million from the Discontinued Specialty Lab for the year ended December 31, 2023 and December 31, 2022, respectively. See “—Discontinued Service Lines and Contracts ” above.

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

For the year ended December 31, 2023, cost of revenues was $383.9 million or 61.5% of revenues, and was comprised of direct labor of $187.0 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $95.3 million, field supplies, testing supplies and equipment rental of $66.9 million, project-related travel expenses of $21.7 million and other direct costs of $13.0 million.

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

For the year ended December 31, 2023, cost of revenues as a percentage of revenue decreased 3.1% from the year ended December 31, 2022, primarily as a result of a $11.0 million decrease in field and testing supplies and equipment rental costs due to a decline in the percentage of total revenue from Remediation and Reuse projects, which tend to have higher cost of sales as a percentage of revenue, and a decrease of $9.5 million in direct labor attributable to a shift in roles and responsibilities as described under the Selling, General and Administrative Expense section below.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the year ended December 31, 2023, selling, general and administrative expense was $222.9 million, an increase of $46.6 million or 26.4% versus the year ended December 31, 2022. This increase was primarily driven by an increase of approximately $9.5 million related to the impact of the shift of employee roles and responsibilities of certain employees from providing direct field support (and therefore included in cost of revenues in 2022), to providing more specialized, multi-location overhead support functions (such as accounting, HR and management) and therefore included in selling general and administrative expenses in the current year. The increase was also driven by acquisitions and by higher labor and medical benefit costs, primarily reflecting inflationary increases. Selling, general and administrative expense pertaining to companies we acquired in 2023 and from the inclusion of a full year of results from 2022 acquisitions accounted for $21.7 million of the increase. The year-over-year increase was also driven by a $5.0 million increase in acquisition-related costs, $4.2 million related to an increase in bad debt expense (which was a charge of $3.1 million in the current year, versus a credit of $(1.1) million in the prior year), $2.2 million related to an increase in the defined contribution plan, $2.1 million increase in stock-based compensation expense, and the timing of certain external expenditures, which occurred later in the year in 2022, partially offset by a gain on the sale of the assets of the Discontinued Specialty Lab of $1.8 million. See “—Key Factors that Affect Our Business and Our Results —Discontinued Service Lines and Contracts” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

For the year ended December 31, 2023, selling, general and administrative expense of $222.9 million was comprised of indirect labor of $114.0 million, stock-based compensation expense of $43.9 million, facilities costs of $23.0 million, acquisition-related costs of $6.9 million, bad debt expense of $3.1 million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $32.0 million.

For the year ended December 31, 2022, selling, general and administrative expense of $176.3 was comprised of indirect labor of $80.6 million, stock-based compensation of $41.8 million, facilities costs of $18.2 million, acquisition-related costs of $1.9 million, a bad debt recovery of $(1.1) million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $34.9 million.

Fair Value Changes in Business Acquisition Contingencies

For the year ended December 31, 2023, fair value changes in business acquisition contingencies resulted in an expense of $0.1 million versus a gain of $3.2 million for the year ended December 31, 2022. The majority of the change in value in the year ended December 31, 2022, was attributable to a $3.5 million gain related to acquisitions' 338(h)(10) elections make-whole tax accruals. See “—Key Factors that Affect Our Business and Our Results —Acquisitions” and Notes 8 and 14 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2023, was $45.8 million and was comprised of amortization of finite lived intangibles of $30.1 million, arising as a result of our acquisition activity, depreciation of property and equipment of $10.3 million and finance leases right-of-use asset amortization of $5.4 million.

Depreciation and amortization expense for the year ended December 31, 2022, was $47.5 million and was comprised of amortization of finite lived intangibles of $36.1 million, arising as a result of our acquisition activity, depreciation of property and equipment of $7.2 million and finance leases right-of-use asset amortization of $4.2 million.

The decrease in amortization was primarily a result of the timing of when certain large value intangible assets became fully amortized during the year ended December 31, 2023 versus the year ended December 31, 2022. The increases in depreciation of property and equipment and the amortization of finance leases were primarily a result of higher property and equipment and right of use assets outstanding during the year ended December 31, 2023 when compared to the year ended December 31, 2022.

See Notes 6, 7, 8 and 9 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Other Income

Other income for the year ended December 31, 2023 of $4.4 million was driven by the fair value adjustment of the Series A-2 preferred stock conversion option of $6.7 million, partially offset by the fair value adjustment on our interest rate swap of $2.6 million.

Other income for the year ended December 31, 2022 of $3.7 million was driven by a gain related to the fair value adjustment on our interest rate swap of $6.0 million which was partially offset by an expense of $2.7 million related to the fair value adjustment of the Series A-2 preferred stock conversion option and $0.7 million impairment loss related to the decision to exit the Berkeley lab.

See Notes 7, 14 and 16 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Interest Expense, Net

Interest expense, net incurred in the year ended December 31, 2023, was $7.8 million, compared to $5.2 million for the year ended December 31, 2022. The increase in interest expense was primarily due to higher interest rates, an increase in interest expense as a result of the new aircraft loan, and lower interest income as a result of lower average cash balances, partially offset by the impact of the second interest rate swap transaction entered into on May 30, 2023. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Note 7 and 13 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Income Tax (Benefit) Expense

Income tax (benefit) expense was $(1.0) million and $2.3 million for the years ended December 31, 2023 and 2022, respectively. The difference between our effective tax rate of 3.3% and the federal statutory rate of 21.0% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance of $24.0 million, state and foreign income tax provisions and Global Intangible Low Taxed Income.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year Ended December 31,
(in thousands except per share data)	2022	2021
Statements of operations data:
Revenues	$544,416	$546,413
Cost of revenues (exclusive of depreciation and amortization)	351,882	369,028
Selling, general and administrative expense	176,295	117,658
Fair value changes in business acquisition contingencies	(3,227)	24,372
Depreciation and amortization	47,479	44,810
Loss from operations	$(28,013)	$(9,455)
Other expense	3,683	(2,546)
Interest expense, net	(5,239)	(11,615)
Loss before income taxes	(29,569)	(23,616)
Income tax expense	2,250	1,709
Net loss	$(31,819)	$(25,325)
Series A-2 dividend payment	(16,400)	(16,400)
Net loss attributable to common stockholders	$(48,219)	$(41,725)
Weighted average number of shares (basic and diluted)	29,688	26,724
Loss per share - basic and diluted	$(1.62)	$(1.56)

Revenues

For the year ended December 31, 2022, revenues were $544.4 million, a decrease of $2.0 million or 0.4% from the year ended December 31, 2021. The period over period decrease in revenues was primarily driven by an expected reduction in revenue from environmental emergency responses due to lower demand for COVID-19 related services, of $123.5 million, and exiting the Discontinued O&M Contracts. The decrease was mostly offset by strong organic growth in our Measurement and Analysis and Remediation and Reuse operating segments, and the businesses in our Assessment, Permitting and Response operating segment other than environmental emergency responses, which contributed $121.1 million in organic revenue. The decrease was offset to a lesser extent by acquisitions completed in the year ended December 31, 2022, as well as by 2021 acquisitions prior to their one-year anniversary date, which performed well and captured revenue synergies as part of Montrose. In the aggregate, 2021 and 2022 acquisitions contributed revenues of $44.5 million. Revenue from our environmental emergency response business, which includes COVID-19 revenues, was $88.0 million in the year ended December 31, 2022 as compared to $211.5 million in the year ended December 31, 2021. Total revenue from COVID-19 related services was $65.2 million and $189.9 million in the years ended December 31, 2022 and 2021, respectively. Discontinued O&M Contracts generated revenues of $3.6 million and $12.1 million in the years ended December 31, 2022 and 2021, respectively.

Revenue by segment, and as a percentage of total revenues, was as follows:

	Year Ended December 31,
(revenue in thousands)	2022		2021
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$187,234	34.4%	$261,865	47.9%
Measurement and Analysis (1)	172,432	31.7%	153,208	28.0%
Remediation and Reuse	184,750	33.9%	131,340	24.0%
	$544,416		$546,413

_________________________________

(1) Includes revenue of $17.0 million and $23.9 million from the Discontinued Specialty Lab for the year ended December 31, 2022 and 2021, respectively. See “—Discontinued Service Lines and Contracts ” above.

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

For the year ended December 31, 2021, cost of revenues was $369.0 million or 67.5% of revenues, and was comprised of direct labor of $147.3.0 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $143.3 million, field supplies, testing supplies and equipment rental of $50.2 million, project-related travel expenses of $17.8 million and other direct costs of $10.4 million.

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

Selling, General and Administrative Expense

For the year ended December 31, 2022, selling, general and administrative expense was $176.3 million, an increase of $58.6 million or 49.8% versus the year ended December 31, 2021. This increase was primarily driven by $33.0 million related to an increase in stock compensation expense primarily related to a one-time grant of restricted stock awards and stock appreciation rights to certain executives and selected employees (See Note 17 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”), $10.2 million from selling, general and administrative expense pertaining to companies we acquired in 2022 and from 2021 acquisitions prior to their one-year anniversary date, $5.4 million related to the higher labor and medical benefit costs, primarily reflecting inflationary increases, an increase in headcount to support growth in our PFAS water treatment business, and investments in corporate infrastructure (primarily administrative, marketing, finance, IT, legal and human resources) and $3.1 million was from an increase in the defined contribution plan employer contributions following the reinstatement of employer matching during the second quarter of 2021, as well as higher travel and office function expenses.

For the year ended December 31, 2022, selling, general and administrative expense of $176.3 was comprised of indirect labor of $80.6 million, stock-based compensation of $41.8 million, facilities costs of $18.2 million, acquisition-related costs of $1.9 million, a bad debt recovery of $(1.1) million, and other costs (including software, travel, insurance, legal, consulting and audit services) of $34.9 million.

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

Fair Value Changes in Business Acquisition Contingencies

For the year ended December 31, 2022, fair value changes in business acquisition contingencies resulted in a gain of $3.2 million versus an expense of $24.4 million for the year ended December 31, 2021. The majority of the change in value in the year ended December 31, 2022, was attributable to a $3.5 million gain related to acquisitions' 338(h)(10) elections make-whole tax accruals. The majority of the change in value in the year ended December 31, 2021 period was attributable to the CTEH earn-outs. See “—Key Factors that Affect Our Business and Our Results —Acquisitions” and Notes 8 and 14 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Other Income (Expense)

Other income for the year ended December 31, 2022 of $3.7 million was driven by a gain related to the fair value adjustment on our interest rate swap of $6.0 million which was partially offset by an expense of $2.7 million related to the fair value adjustment of the Series A-2 preferred stock conversion option and $0.7 million impairment loss related to the decision to exit the Berkeley lab. Other expense for the year ended December 31, 2021 of $2.5 million was driven primarily by fair value adjustments related to the Series A-2 preferred stock conversion option. See Notes 14, 16 and 19 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Segment Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	Year Ended December 31,
	2023				2022
(in thousands except percentage data)	Segment Revenues		Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues		Segment Adjusted EBITDA(1)(5)		Segment Adjusted EBITDA Margin(2)(5)
Assessment, Permitting and Response	$220,727		$52,148	23.6%	$187,234		$37,458		20.0%
Measurement and Analysis	197,095	(3)	37,217	18.9%	172,432	(3)	31,588	(4)	18.3%
Remediation and Reuse	206,386		27,087	13.1%	184,750		30,616		16.6%
Total Operating Segments	$624,208		$116,452	18.7%	$544,416		$99,662		18.3%
Corporate and Other			$(37,876)	n/a			$(31,212)		n/a

(1)
For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
(2)
Represents Segment Adjusted EBITDA as a percentage of revenues.
(3)
Includes revenue of $8.8 million and $17.0 million from the Discontinued Specialty Lab for the year ended December 31, 2023 and 2022, respectively. See “—Discontinued Service Lines and Contracts ” above.
(4)
Includes Adjusted EBITDA of $2.1 million from the Discontinued Specialty Lab. See “—Discontinued Service Lines and Contracts ” above.
(5)
Includes the add back of start-up losses and investment in new services of $2.3 million, which are not added-back in 2023. See Note 19 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Revenues

Assessment, Permitting and Response segment revenues for the year ended December 31, 2023 were $220.7 million, compared to $187.2 million for the year ended December 31, 2022. The increase was driven by organic growth of 24.3%, growth in revenues from environmental emergency responses, and revenues of $5.9 million from companies we acquired in 2023 and from a full year of revenue contribution from our 2022 acquisitions. Total revenue from environmental emergency response related services, which include COVID-19 revenues, was $91.4 million and $88.0 million in the years ended December 31, 2023 and 2022, respectively. Total revenue from COVID-19 related services was $4.7 million and $65.2 million in the years ended December 31, 2023 and 2022, respectively.

Measurement and Analysis segment revenues for the year ended December 31, 2023 were $197.1 million, an increase of $24.7 million or 14.3% compared to revenues for the year ended December 31, 2022 of $172.4 million. The increase was driven primarily by organic growth of 17.0%, as well as by revenues of $5.8 million from companies we acquired in 2023 and from a full year of revenue contribution from our 2022 acquisitions, partially offset by a decline of $8.2 million from the Discontinued Specialty Lab.

Remediation and Reuse segment revenues for the year ended December 31, 2023 were $206.4 million, an increase of $21.6 million or 11.7% compared to revenues for the year ended December 31, 2022 of $184.8 million. The increase was driven by revenues of $65.8 million from companies we acquired in 2023 and from a full year of revenue contribution from our 2022 acquisitions, partially offset by lower ECT2 revenues due to the wind down of certain large PFAS projects, delays in the timing of EPA PFAS regulations and a strategic shift in our biogas business towards higher margin services, as well as the exiting of Discontinued O&M Contracts in the second quarter of 2022, which generated revenues of zero and $3.6 million in the years ended December 31, 2023 and 2022, respectively.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $52.1 million for the year ended December 31, 2023, an increase of $14.6 million or 39.2%, compared to Segment Adjusted EBITDA of $37.5 million for the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, Segment Adjusted EBITDA margin was 23.6% and 20.0% respectively. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was primarily due to higher revenues primarily from organic growth, and favorable revenue mix, including the impact of higher margins generated on certain environmental emergency response services.

Measurement and Analysis Segment Adjusted EBITDA for the year ended December 31, 2023 was $37.2 million, an increase of $5.6 million or 17.8% compared to Segment Adjusted EBITDA for the year ended December 31, 2022 of $31.6 million. Excluding Adjusted EBITDA from the Discontinued Specialty Lab, Segment Adjusted EBITDA was $37.2 million and $29.5 million for the years ended December 31, 2023 and 2022, respectively, an increase of $7.7 million or 26.1%. For the year ended December 31, 2023, Segment Adjusted EBITDA margin was 18.9% compared to 18.3% in the prior year. The increase in Segment Adjusted EBITDA and Segment Adjusted EBITDA margin was due to higher revenues primarily from organic growth, and favorable revenue mix. Excluding the Discontinued Specialty Lab, Segment Adjusted EBITDA margin for the years ended December 31, 2023 and 2022 was 19.8% and 19.0%, respectively.

Remediation and Reuse Segment Adjusted EBITDA for the year ended December 31, 2023 was $27.1 million, a decrease of $3.5 million or 11.5% compared to Segment Adjusted EBITDA for the year ended December 31, 2022 of $30.6 million. For the year ended December 31, 2023, Segment Adjusted EBITDA margin was 13.1% compared to 16.6% in the prior year. The decrease in Segment Adjusted EBITDA was primarily attributable to lower revenues in our ECT2 water and biogas business, which includes the planned shift away from lower margin services. Segment Adjusted EBITDA margin for the year ended December 31, 2023 was primarily impacted by the acquisition of Matrix in June 2023.

Corporate and other costs were $37.9 million for the year ended December 31, 2023 compared to $31.2 million for the year ended December 31, 2022. Corporate costs as a percentage of revenues were 6.1% and 5.7% in the years ended December 31, 2023 and 2022, respectively. The increase in corporate costs and corporate costs as a percentage of revenues was primarily attributable to an increase in discretionary bonus expense of $5.5 million, which primarily reflects an outperformance in 2023 versus an underperformance in 2022.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year Ended December 31,
	2022					2021
(in thousands except percentage data)	Segment Revenues		Segment Adjusted EBITDA(1)(5)		Segment Adjusted EBITDA Margin(2)(5)	Segment Revenues		Segment Adjusted EBITDA(1)(5)		Segment Adjusted EBITDA Margin(2)(5)
Assessment, Permitting and Response	$187,234		$37,458		20.0%	$261,865		$57,128		21.8%
Measurement and Analysis	172,432	(3)	31,588	(4)	18.3%	153,208	(3)	31,270	(4)	20.4%
Remediation and Reuse	184,750		30,616		16.6%	131,340		19,326		14.7%
Total Operating Segments	$544,416		$99,662		18.3%	$546,413		$107,724		19.7%
Corporate and Other			$(31,212)		n/a			$(30,082)		n/a

(1)
For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
(2)
Represents Segment Adjusted EBITDA as a percentage of revenues.
(3)
Includes revenue of $17.0 million and $23.9 million from the Discontinued Specialty Lab for the year ended December 31, 2022 and 2021, respectively. See “—Discontinued Service Lines and Contracts ” above.
(4)
Includes Adjusted EBITDA of $2.1 million and $6.4 million from the Discontinued Specialty Lab for the year ended December 31, 2022 and December 31, 2021, respectively. See “—Discontinued Service Lines and Contracts ” above.
(5)
Includes the add back of start-up losses and investment in new services of $2.3 million and $4.4 million for the year ended December 31, 2022 and December 31, 2021, respectively. See Note 19 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Revenues

Assessment, Permitting and Response segment revenues for the year ended December 31, 2022 were $187.2 million, compared to $261.9 million for the year ended December 31, 2021. The decrease was driven by an expected $117.6 million decrease in environmental emergency response revenues in 2022 when compared to 2021, as a result of lower revenue from COVID-19 related services. The expected decrease in COVID-19 related revenues was partially offset by organic growth in our other service lines and revenues of $37.1 million from acquisitions completed during 2022 and revenues from 2021 acquisitions prior to their one year anniversary. Total revenues from emergency response related services, which include COVID-19 revenues, was $88.0 million and $211.5 million in the in the years ended December 31, 2022 and 2021, respectively. Total revenue from COVID-19 related services was $65.2 million and $189.9 million in the year ended December 31, 2022 and 2021, respectively.

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

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $37.5 million for the year ended December 31, 2022, compared to $57.1 million for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, Segment Adjusted EBITDA margin was 20.0% and 21.8% respectively. The decrease in Segment Adjusted EBITDA was a result of an expected decrease in COVID-19 related revenues during the year ended December 31, 2022 when compared to the year ended December 31, 2021. The decrease in Segment Adjusted EBITDA margin was a result of acquisitions, which operate at lower margins, and business mix, partially offset by the impact of lower COVID-19 related work, which was at lower margins, in 2022 versus the prior year.

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

Our principal sources of liquidity have been cash generated by operating activities, borrowings under our credit facilities, other borrowing arrangements, and proceeds from the issuance of common and preferred stock. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. For example, the CTEH acquisition agreement included an earn-out provision that provided for the payment of contingent consideration based on CTEH’s results in excess of a specified target. CTEH fully achieved the target in 2021 and a $30.0 million earn-out payment was paid in cash in the first quarter of 2022. See Note 8 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data."

We may also make up to $7.1 million in aggregate earn-out payments between the years 2024 and 2026 in connection with certain of our acquisitions of which up to $1.5 million may be paid only in cash, up to $4.5 million may be paid only in common stock and up to $1.1 million may be paid in cash or, at our option, in common stock. These amounts reflect a $1.5 million earn-out payment made in the first quarter of 2024 in connection with our Huco acquisition, $1.1 million of which was paid in shares of common stock and $0.4 million was paid in cash. See Note 8 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

We expect to continue to finance our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs in the short-term and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Consolidated statement of cash flows data:
Net cash provided by operating activities	$56,022	$20,649	$37,581
Net cash used in investing activities	(101,624)	(38,687)	(71,641)
Net cash (used in) provided by financing activities	(20,110)	(38,764)	146,103
Change in cash, cash equivalents and restricted cash	$(65,712)	$(56,802)	$112,043

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the year ended December 31, 2023, net cash provided by operating activities was $56.0 million compared to net cash provided by operating activities of $20.6 million for the year ended December 31, 2022. Cash provided by operating activities for the years ended December 31, 2023 and December 31, 2022, includes payment of contingent consideration of $0.6 million and $19.5 million, respectively. Excluding payment of contingent consideration, cash provided by operating activities was $56.6 million and $40.1 million in the years ended December 31, 2023 and December 31, 2022, respectively. The period-over-period increase of $16.5 million, excluding the impact of contingent consideration, was primarily due to a lower increase in working capital in the current period of $3.3 million versus an increase in working capital in the prior year period of $14.1 million, as well as higher earnings before non-cash items of $6.5 million.

Working capital increased by $3.3 million in the year ended December 31, 2023, primarily due to a decrease in accounts payable and other accrued liabilities of $8.9 million, an increase in accounts receivable and contract assets of $2.9 million and an increase in prepaid expenses and other current assets of $0.9 million, partially offset by an increase in accrued payroll and benefits of $9.5 million.

For the year ended December 31, 2022, net cash provided by operating activities was $20.6 million compared to net cash provided by operating activities of $37.6 million for the year ended December 31, 2021. Cash provided by operations includes payment of contingent consideration of $19.5 million and $15.6 million in the years ended December 31, 2022 and 2021, respectively. Excluding payment of contingent consideration, cash provided by operating activities was $40.1 million for the year ended December 31, 2022, compared to cash provided by operating activities of $53.2 million in the prior year, a decrease of $13.1 million. The period-over-period decrease, excluding the impact of contingent consideration, was primarily due to lower earnings before non-cash items, of $9.3 million, primarily due to expected lower revenue from COVID-19 services and an increase in working capital in 2022 of $14.1 million versus an increase in working capital in the prior year of $10.1 million.

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

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $101.6 million, driven by cash paid for the acquisitions of Matrix, GreenPath, Vandrensning, Frontier and EAI, net of cash acquired, of $66.2 million, as well as $29.6 million in cash consideration for purchases of property and equipment (which included the purchase of a $12.2 million replacement aircraft for use in emergency responses following an aircraft crash in February 2023), $3.4 million in proprietary software development costs, $2.6 million related to the minority investment in certain companies and the payment of assumed purchase price obligations of $1.4 million, partially offset by proceeds received from the sale of property and equipment of $1.0 million.

For the year ended December 31, 2022, net cash used in investing activities was $38.7 million, primarily driven by cash paid for the acquisitions of Environmental Standards, IAG, Triad, AirKinetics and Huco, net of cash acquired of $28.6 million and purchases of property and equipment for cash consideration of $9.6 million.

For the year ended December 31, 2021, net cash used in investing activities was $71.6 million, primarily driven by cash paid for the acquisitions of MSE, Vista, EI, Sensible, ECI and Horizon, net of cash acquired of $55.7 million, as well as payment of assumed purchase price obligations of $9.3 million and purchases of property and equipment for cash consideration of $6.7 million.

Financing Activities

For the year ended December 31, 2023, net cash used in financing activities was $20.1 million. Cash used in financing activities was driven by the payment of the quarterly dividends on the Series A-2 preferred stock of $16.4 million, amortization payments on the 2021 Credit Facility term loan and the aircraft loan of $12.2 million and $0.6 million, respectively, the repayment of finance leases of $4.6 million and the payment of acquisition-related contingent consideration of $1.9 million, partially offset by proceeds received from the aircraft loan of $10.9 and proceeds from the exercise of stock options of $4.7 million.

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

Credit Facilities

2021 Credit Facility

On April 27, 2021, we entered into a Senior Secured Credit Agreement, or the 2021 Credit Facility, providing for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving credit facility, and used a portion of the proceeds to repay all amounts outstanding under the prior credit facility. The 2021 revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. We have the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions. In February 2024, we partially exercised this option, as discussed below. See Note 22 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Our obligations under the 2021 Credit Facility are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The 2021 Credit Facility includes a number of covenants imposing certain restrictions on our business. The 2021 Credit Facility also includes financial covenants requiring us to remain below a maximum total net leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2023, our consolidated total leverage ratio was 1.9 times and we were in compliance with all covenants under the 2021 Credit Facility.

The weighted average interest rate on the 2021 Credit Facility for the years ended December 31, 2023 and 2022 was 6.7% and 3.5%, respectively, before the benefit of our interest rate swaps. Weighted average interest rates, net of the benefit of our interest rate swaps, as of December 31, 2023 and 2022 were 4.1% and 2.3%, respectively.

The 2021 Credit Facility contains a mandatory prepayment feature upon a number of events, including with the proceeds of certain asset sales and proceeds from the issuance of any debt.

In February 2024, we partially exercised our option to access the $150.0 million accordion under our Senior Secured Credit Agreement, and as a result, the Senior Secured Credit Agreement was amended to provide for an additional $100.0 million credit availability under the 2021 Credit Facility, comprised of an additional $50.0 million term loan and $50.0 million revolving credit facility. Furthermore, we exercised our credit facility covenant holiday, increasing its leverage capacity from 3.75 times to 4.25 times for four quarters beginning with the first quarter of 2024.

See Note 13 and 22 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

In January 2024, we repaid $60.0 million of the outstanding principal balance of the Series A-2 preferred stock.

See Note 16 and 22 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Critical Accounting Policies and Estimates

The Company's significant accounting policies and estimates are described in Notes 2 and 3 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” , which were prepared in accordance with U.S. GAAP. Critical accounting policies are those that we believe are both most important to the portrayal of our financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances and judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies and estimates to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements:

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the audited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates inherent in the preparation of the audited consolidated financial statements include, but are not limited to, management’s forecast of future cash flows used as a basis to assess recoverability of long-lived assets, the allocation of purchase price to tangible and intangible assets, allowances for doubtful accounts, the estimated useful lives over which property and equipment is depreciated and intangible assets are amortized, subsequent measurement of goodwill, fair value of contingent consideration payables, fair value of embedded derivatives, equity-based compensation expense and deferred taxes. Actual results could materially differ from those estimates.

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

On the majority of fixed fee contracts, we recognize revenue, over time, using either the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation, or the cost to cost method, under the time-elapsed basis.

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

Time-and-materials contracts contain variable consideration. However, performance obligations qualify for the “Right to Invoice” Practical Expedient. Under this practical expedient, we are allowed to recognize revenue, over time, in the amount to which we have a right to invoice.

Accounting for Acquisitions and Business Acquisition Contingencies

We account for acquisitions using the acquisition method of accounting. The most critical areas of judgment in applying the acquisition method include selecting the appropriate valuation techniques and assumptions that are used to measure the acquired assets and assumed liabilities at fair value, particularly for intangible assets, contingent consideration, acquired tangible assets such as property, plant and equipment. We may use independent valuation specialists to assist in determining the estimated fair values of assets acquired and liabilities assumed.

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

Impairments of Long Lived Assets and Goodwill

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

Goodwill is tested for impairment at least annually should an event or circumstances indicate that a reduction in fair value of the reporting unit may have occurred during the year, goodwill would also be tested at such occasion.

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

Embedded Derivatives

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. These embedded derivatives are bifurcated, accounted for at their estimated fair value, which is based on certain estimates and assumptions, and presented separately on the consolidated statements of financial position. Changes in fair value of the embedded derivatives are recognized as a component of other income/ expense on our consolidated statements of operations.

Stock-based Compensation

We sponsor stock incentive plans that allow for issuance of employee stock options and other forms of equity incentives.

Awards that are issued to non-employees in exchange for their services are accounted for under ASC 505, Equity-Based Payments to Non-Employees. ASC 505 requires that the fair value of the equity instruments issued to a non-employee be measured on the earlier of: (i) the performance commitment date or (ii) the date the services required under the arrangement have been completed.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2023, which factors in our interest rate swaps on $170.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolver would have minimal impact in our annual income (loss) before income taxes.

Inflation Risk

We experienced higher labor and significantly higher travel and other direct costs in the fiscal year ended December 31, 2022 as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. In the year ended December 31, 2023, we also experienced, and continue to experience, higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and although inflation has increased our Selling, general and administrative expense in the year ended December 31, 2023, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Exchange Risk

Foreign exchange risk exposure arises because we sell our services throughout the United States, Canada, Europe, and Australia. Our exposure to this risk has increased significantly in 2023 due to our acquisition of Matrix in Canada and, to a lesser extent, Vandrensning in Europe in the second and third quarter of 2023, respectively. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. As such, our future operating results are exposed to changes in exchange rates. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Montrose Environmental Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Montrose Environmental Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible and redeemable series A-2 preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
▪
Comparing costs incurred to date to the costs management estimated to be incurred to date.
▪
Evaluating management’s ability to achieve the estimates of total costs by performing corroborating inquiries with the Company’s project managers, and comparing the estimates to management’s work plans, budgets, and supplier contracts.
▪
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

February 29, 2024

We have served as the Company’s auditor since 2016.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$23,240	$89,828
Accounts receivable—net	112,360	94,711
Contract assets	51,629	52,403
Prepaid and other current assets	13,668	10,292
Income tax receivable	27	694
Total current assets	$200,924	$247,928
NON-CURRENT ASSETS:
Property and equipment—net	56,825	36,045
Operating lease right-of-use asset—net	32,260	26,038
Finance lease right-of-use asset—net	13,248	9,840
Goodwill	364,449	323,868
Other intangible assets—net	140,813	142,107
Other assets	8,267	6,088
TOTAL ASSETS	$816,786	$791,914
LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$59,920	$63,412
Accrued payroll and benefits	34,660	20,528
Business acquisitions contingent consideration, current	3,592	3,801
Current portion of operating lease liabilities	9,963	7,895
Current portion of finance lease liabilities	3,956	3,775
Current portion of long-term debt	14,196	12,031
Total current liabilities	$126,287	$111,442
NON-CURRENT LIABILITIES:
Business acquisitions contingent consideration, long-term	2,448	4,454
Other non-current liabilities	6,569	13
Deferred tax liabilities—net	6,064	5,742
Conversion option	19,017	25,731
Operating lease liability—net of current portion	25,048	19,437
Finance lease liability—net of current portion	8,185	6,486
Long-term debt—net of deferred financing fees	148,988	152,494
Total liabilities	$342,606	$325,799
COMMITMENTS AND CONTINGENCIES (Note 15)
CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK $0.0001 PAR VALUE—
Authorized, issued and outstanding shares: 17,500 at December 31, 2023 and 2022; aggregate liquidation preference of $182.2 million at December 31, 2023 and 2022	$152,928	$152,928
STOCKHOLDERS’ EQUITY:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at December 31, 2023 and 2022; issued and outstanding shares: 30,190,231 and 29,746,793 at December 31, 2023 and 2022, respectively	$—	$—
Additional paid-in capital	531,831	492,676
Accumulated deficit	(210,356)	(179,497)
Accumulated other comprehensive (loss) income	(223)	8
Total stockholders’ equity	$321,252	$313,187
TOTAL LIABILITIES, CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$816,786	$791,914

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
REVENUES	$624,208	$544,416	$546,413
COST OF REVENUES (exclusive of depreciation and amortization)	383,903	351,882	369,028
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	222,861	176,295	117,658
FAIR VALUE CHANGES IN BUSINESS ACQUISITION CONTINGENCIES	84	(3,227)	24,372
DEPRECIATION AND AMORTIZATION	45,780	47,479	44,810
LOSS FROM OPERATIONS	(28,420)	(28,013)	(9,455)
OTHER EXPENSE:
Other income (expense)	4,374	3,683	(2,546)
Interest expense—net	(7,793)	(5,239)	(11,615)
Total other expenses—net	(3,419)	(1,556)	(14,161)
LOSS BEFORE (BENEFIT) EXPENSE FROM INCOME TAXES	(31,839)	(29,569)	(23,616)
INCOME TAX (BENEFIT) EXPENSE	(980)	2,250	1,709
NET LOSS	$(30,859)	$(31,819)	$(25,325)

EQUITY ADJUSTMENT FROM FOREIGN CURRENCY TRANSLATION	(231)	(28)	(35)
COMPREHENSIVE LOSS	$(31,090)	$(31,847)	$(25,360)

CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK DIVIDEND	(16,400)	(16,400)	(16,400)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(47,259)	$(48,219)	$(41,725)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING—BASIC AND DILUTED	30,058	29,688	26,724
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS— BASIC AND DILUTED	$(1.57)	$(1.62)	$(1.56)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible and Redeemable Series A-2 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE—January 1, 2021	17,500	$152,928	24,932,527	$—	$259,427	$(122,353)	$71	$137,145
Net loss	—	—	—	—	—	(25,325)	—	(25,325)
Stock-based compensation	—	—	—	—	10,321	—	—	10,321
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(16,400)	—	—	(16,400)
Common stock issued	—	—	1,812,394	—	41,641	—	—	41,641
Issuance of common stock in connection with follow-on offering, net of issuance costs of $0.6 million	—	—	2,875,000	—	169,154	—	—	169,154
Accumulated other comprehensive loss	—	—	—	—	—	—	(35)	(35)
BALANCE—December 31, 2021	17,500	$152,928	29,619,921	$—	$464,143	$(147,678)	$36	$316,501
Net loss	—	—	—	—	—	(31,819)	—	(31,819)
Stock-based compensation	—	—	—	—	43,290	—	—	43,290
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(16,400)	—	—	(16,400)
Common stock issued	—	—	126,872	—	1,643	—	—	1,643
Accumulated other comprehensive loss	—	—	—	—	—	—	(28)	(28)
BALANCE—December 31, 2022	17,500	$152,928	29,746,793	$—	$492,676	$(179,497)	$8	$313,187
Net loss	—	—	—	—	—	(30,859)	—	(30,859)
Stock-based compensation	—	—	—	—	47,267	—	—	47,267
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(16,400)	—	—	(16,400)
Common stock issued	—	—	443,438	—	8,288	—	—	8,288
Accumulated other comprehensive loss	—	—	—	—	—	—	(231)	(231)
BALANCE—December 31, 2023	17,500	$152,928	30,190,231	$—	$531,831	$(210,356)	$(223)	$321,252

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net loss	$(30,859)	$(31,819)	$(25,325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debt	3,142	(1,097)	1,135
Depreciation and amortization	45,780	47,479	44,810
Amortization of right-of-use asset	10,194	9,289	8,151
Stock-based compensation expense	47,267	43,290	10,321
Fair value changes in financial instruments	(4,129)	(3,396)	2,195
Fair value changes in business acquisition contingencies	84	(3,227)	24,372
Deferred income taxes	(980)	2,250	1,709
Debt extinguishment costs	—	—	4,052
Other	(84)	349	(195)
Changes in operating assets and liabilities—net of acquisitions:
Accounts receivable and contract assets	(2,923)	4,394	(36,164)
Prepaid expenses and other current assets	(918)	(1,763)	(1,148)
Accounts payable and other accrued liabilities	(8,912)	(9,878)	23,996
Accrued payroll and benefits	9,464	(6,830)	3,244
Payment of contingent consideration	(611)	(19,457)	(15,628)
Change in operating leases	(10,493)	(8,935)	(7,944)
Net cash provided by operating activities	$56,022	$20,649	$37,581
INVESTING ACTIVITIES:
Proceeds from corporate owned and property insurance	573	329	413
Purchases of property and equipment	(29,578)	(9,583)	(6,885)
Proceeds from the sale of property and equipment	971	174	597
Proprietary software development and other software costs	(3,352)	(593)	(699)
Payment of purchase price true ups	(1,425)	(389)	(9,336)
Minority investments	(2,626)	—	—
Cash paid for acquisitions—net of cash acquired	(66,187)	(28,625)	(55,731)
Net cash used in investing activities	$(101,624)	$(38,687)	$(71,641)
FINANCING ACTIVITIES:
Proceeds from line of credit	—	—	109,000
Repayment of the line of credit	—	—	(109,000)
Proceeds from term loans	—	—	175,000
Repayment of term loans	(12,211)	(8,750)	(173,905)
Proceeds from the aircraft loan	10,935	—	—
Repayment of aircraft loan	(591)	—	—
Payment of contingent consideration and other purchase price true ups	(1,949)	(11,107)	(9,865)
Repayment of finance leases	(4,584)	(3,967)	(2,711)
Proceeds from issuance of common stock in public offerings, net of issuance costs	—	—	169,783
Payments of deferred offering costs	—	(183)	(446)
Debt issuance cost	—	—	(2,590)
Proceeds from issuance of common stock for exercised stock options	4,690	1,643	7,237
Dividend payment to the series A-2 shareholders	(16,400)	(16,400)	(16,400)
Net cash (used in) provided by financing activities	$(20,110)	$(38,764)	$146,103
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(65,712)	(56,802)	112,043
Foreign exchange impact on cash balance	(876)	(111)	(183)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Beginning of year	89,828	146,741	34,881
End of year	$23,240	$89,828	$146,741
(continued in next page)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest	$8,059	$6,514	$5,012
Cash paid for income tax, net	$997	$789	$412
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued purchases of property and equipment	$1,098	$2,261	$790
Property and equipment purchased under finance leases	$8,298	$5,061	$1,766
Accrued lease surrender liability (Note 7)	$5,947	$—	$—
Common stock issued to acquire new businesses	$2,598	$—	$8,320
Acquisitions unpaid contingent consideration	$6,040	$8,255	$35,800
Acquisitions contingent consideration paid in shares	$1,000	$—	$26,084
Offering costs included in accounts payable and other accrued liabilities	$—	$—	$183
Promissory note receivable issued in connection with the sale of assets of the Discontinued Specialty Lab (Note 19)	$4,348	$—	$—
(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 115 offices across the United States, Canada, Australia and Europe and approximately 3,100 employees as of December 31, 2023.

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

Reclassifications—Certain reclassifications have been made to prior period amounts in the audited consolidated financial statements to conform to the current period presentation. For the year ended December 31, 2022 and 2021, proprietary software development and other software costs, as well as proceeds from the sale of property and equipment were presented within purchases of property and equipment in the statements of cash flows. As of December 31, 2023, these amounts were reclassified to the proprietary software development and other software costs and proceeds from the sale of property and equipment financial statement line items within the statements of cash flow. These reclassifications did not have a material impact on previously reported amounts.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include, but are not limited to, management’s forecasts of future cash flows used as a basis to assess recoverability of goodwill and long-lived assets, the allocation of purchase price to tangible and intangible assets, allowances for doubtful accounts, the estimated useful lives over which property and equipment is depreciated and intangible assets are amortized, subsequent measurement of goodwill, the fair value of contingent consideration payables, the fair value of embedded derivatives, equity-based compensation expense and deferred taxes. These estimates could materially differ from actual results.

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

Cash that is restricted as to withdrawal or use under the terms of certain contractual agreements is recorded in restricted cash in the Company’s consolidated statements of financial position. The Company’s $2.7 million restricted cash balance as of December 31, 2023 primarily consisted of a $1.0 million sublease deposit (Note 19) and $1.3 million of holdback amounts payable in connection with an acquisition (Note 8).

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

The Company considers the carrying values of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate fair value for these financial instruments due to the short maturities of these instruments. The Company’s interest rate swap, embedded derivatives, and any acquisition’s contingent consideration are carried at fair value and determined according to the fair value hierarchy above.

The Company’s variable rate borrowings under its Credit Facility (Note 13) is tied to market indices and, thus, approximate fair value. The estimated fair value of the long-term debt under the credit facility is based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities.

Impairment of Long-Lived Assets—Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of long lived assets should be assessed. When such events or changes in circumstances are present, the Company estimates the future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount, the Company recognizes an impairment based on the fair value of such assets. During the year ended December 31, 2022, management determined certain of the Company's operating lease right-of-use assets were impaired (Note 7).

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

Goodwill—Goodwill is not amortized but instead qualitatively or quantitatively tested for impairment at least annually should an event or circumstances indicate that a reduction in fair value of the reporting unit may have occurred during the year, goodwill would also be tested at such occasion. The Company performs its goodwill test at the reporting unit level. If necessary, the goodwill quantitative impairment test is performed on October 1 every year.

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

During 2023 and 2022, the Company elected to perform a step 1 impairment analysis. Based on the analysis performed, management determined that no impairment of goodwill existed in any of the Company’s reporting units as of the testing date (October 1, 2023). Also, no triggering events or changes in circumstances occurred during the period October 1, 2023 through December 31, 2023 that warranted retesting goodwill for impairment.

Embedded Derivatives—Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. These embedded derivatives are bifurcated, accounted for at their estimated fair value, which is based on certain estimates and assumptions, and presented separately on the consolidated statements of financial position. Changes in fair value of the embedded derivatives are recognized as a component of other income/expense on the Company’s consolidated statements of operations (Note 16).

Foreign Currency—The Company has operations in the United States, Canada, Australia and Europe. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the exchange rate as of the date of the consolidated statement of financial position and equity is translated using historical rates. Adjustments resulting from the translation of the consolidated financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net income (loss) and instead are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses are included in selling, general and administrative expense on the consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)—Accumulated other comprehensive income (loss), as presented on the consolidated statements of redeemable convertible and redeemable series A-2 preferred stock and stockholders’ equity (deficit), consists of unrealized gains and losses on foreign currency translation. Comprehensive income (loss) is not included in the computation of income tax benefit.

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

Follow-On Offering Expense—The offering costs associated with the October 2021 follow-on offering mainly consisted of legal, accounting and filing fees. Total follow-on offering costs of $0.6 million, were deferred through the date of the follow-on offering, and then capitalized and offset against proceeds received. Follow-on offering expenses that were determined to be non-capitalizable were expensed as incurred.

Stock-Based Compensation—The Company sponsors stock incentive plans that allow for issuance of employee stock options, restricted stock awards, restricted stock units and stock appreciation rights awards.

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

The fair value of the remaining stock-based payment awards is expensed over the vesting period of each tranche on a straight-line basis. Any modification of an award that increases its fair value will require the Company to recognize additional expense. The fair value of stock options under its employee stock incentive plan are estimated as of the grant date using the Black-Scholes option valuation model, which is affected by its expected dividend yield, expected term and the expected share price volatility of its common shares over the expected term. No dividend rates are used in the calculation as these are not applicable to the Company. Forfeitures are recognized as incurred. Employee options are accounted for in accordance with the guidance set forth by ASC 718, Stock Based Compensation.

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

The Company records uncertain tax positions on the basis of the two-step process in which (i) it determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions as of December 31, 2023 and 2022. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

3. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements—In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The new guidance was adopted as of January 1, 2023 and did not have a material impact on the Company’s consolidated financial statements; however, it may impact the accounting for future acquisitions. The future impact of this new guidance will be primarily a function of the facts and circumstances specific to any acquisitions consummated after adoption and therefore cannot be predicted.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the expected transition away from reference rates that are expected to be discontinued, such as London Interbank Offered Rate (“LIBOR”). In May 2023, the Company adopted the guidance when it amended certain of its agreements to transition from LIBOR to a Secured Overnight Financing Rate (“SOFR”) (Note 13). The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted—In August 2023, the FASB issued Business Combinations — Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, under which an entity that qualifies as either a joint venture or a corporate joint venture is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture must initially measure its assets and liabilities at fair value on the formation date. The amendments in ASU 2023-05 are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and should be applied on a retrospective basis to all periods presented. Early adoption is permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company beginning January 1, 2025 and allows the use of a prospective or retrospective approach. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

Disaggregation of Revenue—The Company disaggregates revenue by its operating segments and geographic location. The Company believes disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue disclosures are provided in Note 19, Segment Information and Geographic Location Information.

Contract Balances—The Company presents contract balances for unbilled receivables (contract assets), as well as customer advances, deposits and deferred revenue (contract liabilities) within contract assets and accounts payable and other accrued expenses, respectively, on the consolidated statements of financial position. Amounts are generally billed at periodic intervals (e.g. weekly, bi-weekly or monthly) as work progresses in accordance with agreed-upon contractual terms. The Company utilizes the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component as the period between when the Company transfers services to a customer and when the customer pays for those services is one year or less. Amounts recorded as unbilled receivables are generally for services the Company is not entitled to bill based on the passage of time. Under certain contracts, billing occurs subsequent to revenue recognition, resulting in contract assets. The Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.

The following table presents the Company’s contract balances as of December 31:

	2023	2022
Contract assets	$51,629	$52,403
Contract liabilities (Note 10)	8,132	18,549

Contract assets acquired through business acquisitions amounted to $2.2 million and $1.7 million as of December 31, 2023 and 2022, respectively. Contract liabilities acquired through business acquisitions amounted to zero as of both December 31, 2023 and 2022.

Revenue recognized during the year ended December 31, 2023, included in the contract liability balance at the beginning of the year was $14.4 million. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations - Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of December 31, 2023 and 2022, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $81.9 million and $100.4 million, respectively. As of December 31, 2023, the Company expected to recognize approximately 70.5% of this amount as revenue within a year, and the remaining 29.5% to be recognized as revenue beyond one year.

Accounts Receivable, Net—Accounts receivable, net as of December 31, consisted of the following:

	2023	2022
Accounts receivable, invoiced	$115,064	$95,055
Accounts receivable, other	20	1,571
Allowance for doubtful accounts	(2,724)	(1,915)
Accounts receivable—net	$112,360	$94,711

The Company did not have any customers that exceeded 10.0% of its gross receivables as of December 31, 2023 and 2022. The Company had a customer who accounted for approximately 10.0%, 14.4%, and 10.0% of revenue for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company performs ongoing credit evaluations and based on past collection experience; the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)		Charged to Allowance	Other		Ending Balance
Year ended December 31, 2023	$1,915	$3,142	(1)	$(2,333)	$—		$2,724
Year ended December 31, 2022	4,581	(1,097)		(1,696)	127	(2)	1,915
Year ended December 31, 2021	4,265	1,135		(1,548)	729	(2)	$4,581

(1)
Amount includes $2.2 million of current expected losses on the Discontinued Specialty Lab promissory note receivable as described in Note 19.
(2)
This amount consists of additions to the allowance due to business acquisitions.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of December 31, consisted of the following:

	2023	2022
Deposits	$1,764	$1,394
Prepaid expenses	8,085	5,266
Supplies	3,819	3,632
Prepaid and other current assets	$13,668	$10,292

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

Property and equipment, net, as of December 31, consisted of the following:

	Estimated Useful Life	2023	2022
Lab and test equipment	7 years	$20,341	$21,171
Vehicles	5 years	6,033	5,732
Equipment	3-7 years	50,387	40,940
Furniture and fixtures	7 years	2,963	2,841
Leasehold improvements	7 years	10,808	8,576
Aircraft	10-20 years	12,312	931
Building	39 years	5,748	2,975
		108,592	83,166
Land		1,089	725
Construction in progress		3,956	3,150
Less accumulated depreciation		(56,812)	(50,996)
Total property and equipment—net		$56,825	$36,045

Total depreciation expense for property and equipment, net included on the consolidated statements of operations was $10.3 million, $7.2 million and $6.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

When a lease is terminated before the expiration of the lease term, irrespective of whether the lease is classified as a finance lease or an operating lease, the lessee would derecognize the Right of Use ("ROU") asset and corresponding lease liability. Any difference would be recognized as a gain or loss related to the termination of the lease. Similarly, if a lessee is required to make any payments or receives any consideration when terminating the lease, it would include such amounts in the determination of the gain or loss upon termination.

The components of lease expense were as follows:

		Year Ended December 31,
	Statement of Operations Location	2023	2022
Operating lease cost
Lease cost	Selling, general and administrative expense	$11,663	$10,017
Variable lease cost	Selling, general and administrative expense	1,313	1,319
Lease termination gain—net (1)	Selling, general and administrative expense	(737)	—
Impairment of ROU asset (2)	Other income/ expense	—	725
Total operating lease cost		$12,239	$12,061

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$5,351	$4,179
Interest on lease liabilities	Interest expense—net	655	467
Total finance lease cost		6,006	4,646
Total lease cost		$18,245	$16,707

_________________________________________________

(1) During the year ended December 31, 2023, the Company became responsible for a lease surrender liability of $8.3 million as a result of terminating one of its newly acquired businesses' lease agreements. The lease surrender fee is payable in equal installments beginning on February 28, 2024, through December 31, 2031. The present value of the current and long term portion of the surrender fee liability of $0.5 million and $5.4 million, on a discounted basis, is included in accounts payable and other accrued liabilities and other non-current liabilities, respectively, on the consolidated statements of financial position. Upon the termination of the lease, the Company wrote off the related $2.3 million and $8.9 million, ROU asset and lease liability, respectively, and recorded a gain of $0.7 million, net of the surrender fee, within selling, general and administrative expense on the consolidated statements of operations.

(2) During the year ended December 31, 2022, the Company vacated certain of its real estate space that is no longer needed for current operations. The impairment analysis on these ROU assets resulted in an impairment loss of $0.7 million.

Supplemental cash flows information related to leases was as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used in finance leases	$655	$467
Operating cash flows used in operating leases	11,931	9,662
Financing cash flows used in finance leases	5,797	3,967

Lease liabilities arising from new ROU assets
Operating leases	$31,459	$12,443
Finance leases	7,636	4,915

Weighted average remaining lease terms and weighted average discount rates were:

	Year Ended December 31,
	2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.42	3.51	4.43	3.30
Weighted average discount rate	4.16%	6.32%	2.64%	5.37%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	December 31,
	Operating Leases	Finance Leases
2024	$11,185	$4,582
2025	8,692	3,502
2026	6,560	2,866
2027	4,556	1,865
2028 and thereafter	7,573	737
Total undiscounted future minimum lease payments	38,566	13,552
Less imputed interest	(3,555)	(1,411)
Total discounted future minimum lease payments	$35,011	$12,141

8. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired several businesses during the years ended December 31, 2023, 2022 and 2021. The results of each of those acquired businesses are included in the consolidated financial statements beginning on the respective acquisition dates. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

The identifiable intangible assets for acquisitions are valued using the excess earnings method discounted cash flow approach for customer relationships, the relief from royalty method for trade names, external proprietary software and developed technology, the “with and without” method for covenants not to compete and the replacement cost method for the internal proprietary software by incorporating Level 3 inputs as described under the fair value hierarchy of ASC 820. These unobservable inputs reflect the Company’s own assumptions about which assumptions market participants would use in pricing an asset on a non-recurring basis. These assets will be amortized over their respective estimated useful lives.

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

The Company may be required to make up to $7.1 million in aggregate earn-out payments between the years 2024 and 2026, of which up to $1.5 million may be paid only in cash, up to $4.5 million may be paid only in common stock and up to $1.1 million may be paid, at the Company's option, in cash or common stock.

Transaction costs related to business combinations totaled $6.9 million, $1.9 million and $2.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. These costs are expensed within selling, general and administrative expense in the accompanying consolidated statements of operations.

2023 Acquisitions

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

GreenPath Energy LTD (“GreenPath”) —In May 2023, the Company completed the acquisition of GreenPath by acquiring 100.0% of its common stock. GreenPath is a leading optical gas imaging and leak detection and management services firm and is based in Calgary, Canada.

Matrix Solutions, Inc. ("Matrix") —In June 2023, the Company completed the acquisition of Matrix by acquiring 100.0% of its common stock. Matrix is one of Canada’s leading environmental consulting and engineering companies and is based in Calgary, Canada.

Vandrensning ApS. ("Vandrensning") —In July 2023, the Company completed the acquisition of Vandrensning by acquiring 100.0% of its common stock. Vandrensning, based outside Copenhagen, Denmark, specializes in water treatment solutions.

The following table summarizes the elements of the purchase price of the acquisitions completed during 2023:

	Cash	Common Stock	Other Purchase Price Components		Contingent Consideration	Total Purchase Price
Matrix	$46,563	$—	$2,019	(1)	$—	$48,582
All other 2023 acquisitions	22,077	2,598	450		1,096	26,221
Total	$68,640	$2,598	$2,469		$1,096	$74,803

______________________________

(1) Includes $1.3 million in holdback amounts payable to the seller. Cash funds to be used for payment have been classified as restricted cash in the Company's consolidated statement of financial position.

The upfront cash payment made to acquire the acquisitions completed during 2023 was funded through cash on hand. The other purchase price components mainly consist of deferred purchase price liabilities and working capital amounts.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	Matrix (As initially reported)	Matrix Measurement Period Adjustments	Matrix (As Adjusted)	All Other 2023 Acquisitions (As Initially Reported)	All Other 2023 Acquisitions Measurement Period Adjustments	All Other 2023 Acquisitions (As Adjusted)	Total(1)
Cash	$1,524	$1,524	$1,524	$929	$—	$929	$2,453
Accounts receivable and contract assets	15,752	—	15,752	3,441	(19)	3,422	19,174
Other current assets	2,094	(262)	1,832	439	(86)	353	2,185
Current assets	19,370	1,262	19,108	4,809	(105)	4,704	23,812
Property and equipment	2,231	—	2,231	1,705	—	1,705	3,936
Operating lease right-of-use asset	14,760	(9,981)	4,779	46	—	46	4,825
Customer relationships	—	12,781	12,781	7,741	(560)	7,181	19,962
Trade names	—	2,151	2,151	222	—	222	2,373
Covenants not to compete	—	2,198	2,198	631	(121)	510	2,708
Other intangible assets	—	—	—	444	—	444	444
Goodwill	36,118	(8,834)	27,284	11,702	1,800	13,502	40,786
Total assets	72,479	(423)	70,532	27,300	1,014	28,314	98,846
Current liabilities	11,267	(668)	10,599	978	(20)	958	11,557
Operating lease liability—net of current portion	12,500	(2,175)	10,325	32	—	32	10,357
Deferred tax liability	—	896	896	—	1,103	1,103	1,999
Other non-current liabilities	130	—	130	—	—	—	130
Total liabilities	23,897	(1,947)	21,950	1,010	1,083	2,093	24,043
Purchase price	$48,582	$1,524	$48,582	$26,290	$(69)	$26,221	$74,803

______________________________

(1) The Company is continuing to obtain information to complete the valuation of certain of these acquisitions' assets and liabilities.

The weighted average useful lives for the 2023 acquired companies’ identifiable intangible assets are as follows:

	Customer Relationships	Tradenames	Covenants Not to Compete	Proprietary Software
Matrix	12	2.5	5	n/a
GreenPath	12	1	5	5
All other 2023 acquisitions	7	2	5	n/a

Goodwill associated with the Frontier acquisition is deductible for income tax purposes.

Frontier and GreenPath are included in the Company’s Measurement and Analysis segment. EAI, Matrix and Vandrensning are included in the Company’s Remediation and Reuse segment.

For the acquisitions completed during the year ended December 31, 2023, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s consolidated statement of operations for the year ended December 31, 2023 includes revenue and pre-tax income of $69.1 million and $8.8 million, respectively, related to these acquisitions.

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

The upfront cash payment made to acquire all of the 2022 acquisitions was funded through cash on hand.

The following table summarizes the elements of the original purchase price of the acquisitions completed during 2022:

	Cash	Common Stock	Other Purchase Price Components		Contingent Consideration	Total Purchase Price
Environmental Standards	$14,473	$—	$544		$1,166	$16,183
All other 2022 acquisitions	15,271	—	1,134	(1)	1,500	17,905
Total	$29,744	$—	$1,678		$2,666	$34,088

___________________________

(1) Amounts do not consider measurement period adjustments of $0.2 million recorded during 2023. See column "All Other 2022 Acquisitions Measurement Period Adjustments during 2023" in table below for further details.

The other purchase price components of the Environmental Standards purchase price consisted of a surplus working capital amount and other deferred liabilities. The other purchase price components of all the other acquisitions purchase price mainly consisted of working capital amounts.

The final purchase price attributable to the 2022 acquisitions was allocated as follows:

	Environmental Standards	All Other 2022 Acquisitions (As Initially Reported)	All Other 2022 Acquisitions Measurement Period Adjustments during 2023	All Other 2022 Acquisitions (As Adjusted)	Total
Cash	$295	$824	$—	$824	$1,119
Accounts receivable and contract assets	5,200	2,646	—	2,646	7,846
Other current assets	456	116	—	116	572
Current assets	5,951	3,586	—	3,586	9,537
Property and equipment	168	15	—	15	183
Operating lease right-of-use asset—net	2,895	215	—	215	3,110
Customer relationships	5,807	5,812	—	5,812	11,619
Trade names	1,010	639	—	639	1,649
Covenants not to compete	269	650	—	650	919
Goodwill	4,131	8,412	(159)	8,253	12,384
Total assets	20,231	19,329	(159)	19,170	39,401
Current liabilities	1,720	1,314	—	1,314	3,034
Operating lease liability—net of current portion	2,328	110	—	110	2,438
Total liabilities	4,048	1,424	—	1,424	5,472
Purchase price	$16,183	$17,905	$(159)	$17,746	$33,929

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

The weighted average useful lives for the 2022 acquired companies’ identifiable intangible assets are as follows:

	Customer Relationships	Tradenames	Covenants Not to Compete
Environmental Standards	7	2	5
All other 2022 acquisitions	7	2	5

While initially anticipating making IRC §338(h)(10) elections, with respect to various acquisitions completed during the year ended December 31, 2022, the Company later decided against such elections during 2023. Therefore, goodwill associated with the IAG acquisition is the sole 2022 transaction for which goodwill is deductible for income tax purposes.

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

The following table summarizes the elements of the final purchase price of the acquisitions completed during 2021:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
MSE	$9,082	$2,271	$10,701	$1,804	$23,858
EI	20,721	2,274	(63)	—	22,932
All other 2021 acquisitions	29,683	3,775	1,228	5,600	40,286
Total	$59,486	$8,320	$11,866	$7,404	$87,076

The other purchase price components of the MSE purchase price consisted of a surplus working capital amount, a seller make-whole for taxes related to a 338(h)(10) election, an integration payment liability and a purchase price true up related to MSE’s financial performance in the fourth quarter of 2020. The other purchase price components of the EI purchase price consisted of a surplus working capital amount. The other purchase price components of all the other acquisitions purchase price mainly consisted of working capital amounts and 338(h)(10) election liabilities.

The final purchase price attributable to the 2021 acquisitions was allocated as follows:

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

Goodwill associated with all of these acquisitions was deductible for income tax purposes.

Supplemental Unaudited Pro-Forma—The unaudited consolidated financial information summarized in the following table gives effect to the 2023, 2022, and 2021 acquisitions assuming they occurred on January 1, 2021. These unaudited consolidated pro forma operating results include results from certain acquired companies that have not been audited and whose accounting policies prior to acquisition may differ from those of the Company. As a result, these unaudited consolidated pro forma operating results may not be comparable to revenues and earnings had these consolidated pro forma results been audited and consistent accounting policies applied. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2021, nor does the information project results for any future period.

	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
2023
Revenues	$624,208	$25,852	$650,060
Net (loss) income	(30,859)	809	(30,050)
2022
Revenues	$544,416	$93,357	$637,773
Net (loss) income	(31,819)	5,535	(26,284)
2021
Revenues	$546,413	$128,466	$674,879
Net (loss) income	(25,325)	11,457	(13,868)

9. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill as of December 31, are as follows:

	Assessment, Permitting and Response	Measurements and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2022	$185,116	$86,205	$52,547	$323,868
Goodwill acquired during the year	—	7,691	33,095	40,786
Prior year acquisitions measurement period adjustments (Note 8)	(170)	(6)	17	(159)
Foreign currency translation impact	—	—	(46)	(46)
Balance as of December 31, 2023	$184,946	$93,890	$85,613	$364,449

Amounts related to finite-lived intangible assets as of December 31, are as follows:

2023	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2–15 years	$227,986	$116,226	$111,760
Covenants not to compete	4–5 years	36,250	30,889	5,361
Trade names	1–5 years	24,434	20,719	3,714
Proprietary software	3–5 years	26,486	19,309	7,177
Patent	16 years	17,479	4,678	12,801
Total other intangible assets—net		$332,635	$191,821	$140,813

2022	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Finite lived intangible assets
Customer relationships	2–15 years	$208,024	$95,768	$112,256
Covenants not to compete	4–5 years	33,542	28,280	5,262
Trade names	1–5 years	22,061	18,256	3,805
Proprietary software	3–5 years	22,698	15,810	6,888
Patent	16 years	17,479	3,583	13,896
Total other intangible assets—net		$303,804	$161,697	$142,107

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense for the years ended December 31, 2023, 2022, and 2021 was $30.1 million, $36.1 million and $35.2 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

2024	28,119
2025	20,815
2026	16,266
2027	15,597
2028	12,795
Thereafter	47,221
Total	$140,813

10. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following as of December 31:

	2023	2022
Accounts payable	$31,053	$25,353
Accrued expenses	16,059	14,754
Other business acquisitions purchase price obligations	1,022	1,185
Contract liabilities	8,132	18,549
Other current liabilities	3,654	3,571
Total accounts payable and other accrued liabilities	$59,920	$63,412

11. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following as of December 31:

	2023	2022
Accrued bonuses	$18,453	$8,624
Accrued paid time off	1,316	1,088
Accrued payroll	11,814	8,410
Accrued other	3,077	2,406
Total accrued payroll and benefits	$34,660	$20,528

12. INCOME TAXES

The following is a geographical breakdown of income before the provision for (loss) income taxes as of December 31:

	2023	2022	2021
Pre-tax loss:
Federal	$(35,111)	$(27,991)	$(24,574)
Foreign	3,272	(1,578)	958
Total	(31,839)	(29,569)	(23,616)

Income tax (benefit) expense for the years ended December 31, is comprised of the following:

	2023	2022	2021
Current:
Federal	$—	$—	$(49)
State	1,840	664	271
Foreign	(1,131)	58	295
Total	709	722	517
Deferred:
Federal	(438)	517	448
State	(960)	1,726	744
Foreign	(291)	(715)	—
Total	(1,689)	1,528	1,192
Income tax (benefit) expense	$(980)	$2,250	$1,709

The Company’s deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

	2023	2022
Deferred tax assets:
Net operating losses	$14,200	$15,641
Allowance for bad debts	696	552
Employee related	12,626	5,655
Contingent consideration	10,294	9,755
ROU assets	11,529	10,526
Transaction costs	2,347	—
Other	6,883	6,526
Total deferred tax asset	58,575	48,655
Deferred tax liabilities:
Intangible assets	(15,005)	(6,070)
Property and equipment	(11,086)	(5,785)
Lease liabilities	(11,140)	(10,033)
Interest rate swap	(900)	(1,739)
Section 481A adjustment	(1,538)	—
Other	(941)	(218)
Total deferred tax liability	(40,610)	(23,845)
Valuation allowance	(24,029)	(30,552)
Net deferred tax liability	$(6,064)	$(5,742)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, is as follows:

	2023	2022	2021
Tax completed at federal statutory rate	21.00%	21.00%	21.00%
State tax net of federal benefit	(9.12)	2.42	15.41
Non-deductible expenses	(2.24)	(0.34)	(0.47)
Equity compensation	(1.71)	(16.95)	31.95
Embedded derivatives	4.47	(1.90)	(1.97)
Transaction costs	4.47	—	—
Foreign taxes	0.97	0.05	(0.06)
Federal deferred tax adjustment	(30.42)	—	6.41
Change in valuation allowance	19.23	(12.13)	(80.26)
GILTI	(3.39)	—	—
Other	0.07	0.18	0.67
Effective income tax rate	3.33%	(7.67)%	(7.32)%

The Company elected to account for the global intangible low-taxed income inclusion as a period cost.

The Company recorded a valuation allowance against its US, Australia and Sweden net deferred tax assets as realization of such assets is not more likely than not. The impact of indefinite lived deferred items was considered in recording such valuation allowance. The (decrease) increase in the Company’s valuation allowance was $(6.5) million and $3.6 million during the year ended December 31, 2023 and 2022, respectively.

The Company’s policy is to record any penalties or interest related to any unrecognized tax benefits as a component of the income tax provision. As of December 31, 2023, 2022, and 2021, the Company does not have any unrecognized tax benefits.

The Company makes IRC Section 338 elections, to treat certain stock transactions as asset acquisitions. The Company makes such determination after a transaction has occurred and records preliminary anticipated ASC 740 impacts. Once finalized, any changes in anticipated treatment are accounted for upon filing of income tax returns and prior to relevant statutory deadlines (Note 8).

As of December 31, 2023, federal and state net operating loss carryforwards of approximately $54.5 million and $69.8 million are available to offset future federal and state taxable income, respectively.

Federal net operating loss carryforwards will begin to expire during 2036 while the Company’s state net operating loss carryforwards will begin to expire during various years, dependent on the jurisdiction. Federal net operating losses generated beginning in 2018 are carried forward indefinitely. Therefore, $51.5 million of Federal net operating loss carryforwards will not expire.

The Company is subject to audit by federal and state tax authorities in the ordinary course of business. The Company’s federal income tax returns remain subject to examination for the 2015 through 2023 tax years. The Company files in multiple state jurisdictions which remain subject to examination for various years depending on such state jurisdiction. The Company is also subject to audit by tax authorities in Canada, Australia, Germany, Sweden, and Denmark for which returns are subject to examination for various years, dependent on the jurisdiction.

The Organization for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. Many aspects of Pillar Two will be effective beginning in calendar year 2024 and other aspects will be effective beginning in calendar year 2025. While it is uncertain whether the U.S. will adopt Pillar Two, certain countries in which the Company operates have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. While the Company does not expect Pillar Two to have a material impact on its effective tax rate, the Company's analysis is ongoing as the OECD releases additional guidance and countries implement additional legislation.

The Inflation Reduction Act (“IRA”) was signed into law on August 16, 2022. Among other provisions, the IRA includes a 15% corporate minimum tax applied to large corporations, known as the “CAMT”. The CAMT does not impact the Consolidated Financial Statements for 2023. The Company will continue to evaluate the impact of CAMT on future years.

The Tax Cuts and Jobs Act of 2017, enacted tax provisions, that became effective during the taxable year ended December 31, 2022, requiring companies compute adjusted taxable income for IRC §163(j) purposes with the inclusion of depreciation and amortization deductions, making such limitation less taxpayer favorable. The Company adopted such provisions and recorded a corresponding deferred tax asset during the year ended December 31, 2022.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the year ended December 31, 2020. These provisions did not have a material impact on the income tax provision. The Company deferred the employer side social security payments for payroll paid for the portion of 2020 following enactment as permitted by the CARES Act. In total, the Company deferred approximately $5.0 million of 2020 payments to 2021 and 2022, of which $2.5 million was repaid in 2021 and the remaining amount was paid in 2022.

13. DEBT

Debt as of December 31, consisted of the following:

	2023	2022
Term loan facility	$154,219	$166,250
Revolving line of credit	—	—
Aircraft loan	10,344	—
Less deferred debt issuance costs	(1,379)	(1,725)
Total debt	163,184	164,525
Less current portion of long-term debt	(14,196)	(12,031)
Long-term debt, less current portion	$148,988	$152,494

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

Repayments of quarterly installments were scheduled to begin with the quarter ended December 31, 2021. The first quarterly installment repayment, amounting to $2.2 million, was paid in January 2022. Exclusive of the payment made in respect of the quarter ended December 31, 2021, the quarterly installment repayments for the year ended December 31, 2022 amounted to $6.6 million. The December 31, 2022 installment repayment, amounting to $2.2 million, was paid in January 2023. Exclusive of the payment made in respect of the quarter ended December 31, 2022, the quarterly installment repayments for the year ended December 31, 2023, amounted to $9.8 million.

On May 31, 2023, the Company amended its 2021 Credit Facility agreement to transition the reference rate from LIBOR to SOFR plus 0.10%. The transition to SOFR did not materially impact the interest rate paid by the Company or change any material terms of the 2021 Credit Facility.

The 2021 Credit Facility term loan and the revolver bear interest subject to the applicable spread based on the Company’s leverage ratio and SOFR plus 0.10% as follows:

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

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants which required the Company to remain below a maximum total net leverage ratio of 4.25 times until the fiscal quarter ended September 31, 2022, which stepped down to 4.00 times during the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending September 30, 2023 and then further stepping down to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. As of December 31, 2023 and 2022, the Company’s consolidated total leverage ratio was 1.9 times and 1.3 times, respectively, and the Company was in compliance with all covenants under the 2021 Credit Facility.

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

The weighted average interest rate on the 2021 Credit Facility for the years ended December 31, 2023 and 2022 was 6.7% and 3.5%, respectively.

The Company’s obligations under the 2021 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

2020 Credit Facility— The Company's Unitranche Credit Agreement (the “2020 Credit Facility”), which was paid in full in April 2021 via proceeds from the issuance of the 2021 Credit Facility, consisted of a $175.0 million term loan and a $50.0 million revolving credit facility. The resulting loss on extinguishment upon repayment of the 2020 Credit Facility amounted to $4.1 million, of which $1.0 million was related to fees paid and $3.1 related to unamortized debt issuance costs. Total loss on extinguishment is recorded in interest expense-net within the consolidated statement of operations for the year ended December 31, 2021.

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

Equipment Line of Credit—The Company has a $5.0 million equipment leasing facility for the purchase of equipment and related freight, installation costs and taxes paid. Any unused capacity on this equipment leasing facility expires on March 31, 2024. Interest on the line of credit is determined based on a three-year swap rate at the time of funding. Equipment leased through this line of credit met the finance lease criteria as per ASC 842 and accordingly is accounted for as finance lease right-of-use assets and finance lease liabilities (Note 6).

The following is a schedule of the aggregate annual maturities of long-term debt presented on the consolidated statement of financial position, gross of deferred debt issuance cost of $1.4 million, based on the terms of the 2021 Credit Facility and the Aircraft Loan:

December 31,	2021 Credit Facility	Aircraft Loan	Total
2024	$13,125	$1,071	$14,196
2025	14,219	1,149	15,368
2026	126,875	1,230	128,105
2027	—	1,318	1,318
2028	—	5,576	5,576
Total	$154,219	$10,344	$164,563

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, the following financial assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	2023	2022
Interest rate swap(1)	$3,461	$6,046
Total assets	$3,461	$6,046

Business acquisitions contingent consideration, current	$3,592	$3,801
Business acquisitions contingent consideration, long-term	2,448	4,454
Conversion option	19,017	25,731
Total liabilities	$25,057	$33,986

_____________________________

(1) Included in other assets in the consolidated statement of financial position.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Level 3
	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Total Liabilities
Balance—at January 1, 2021	$—	$—	$49,902	$4,565	$20,886	$75,353
Acquisitions	—	—	2,801	4,603	—	7,404
Series A-2 compound embedded option	—	—	—	—	2,195	2,195
Changes in fair value included in earnings	—	—	14,111	10,261	—	24,372
Payment of contingent consideration payable	—	—	(50,443)	—	—	(50,443)
Reclass of long term to short term contingent liabilities	—	—	15,079	(15,079)	—	—
Balance—at December 31, 2021	$—	$—	$31,450	$4,350	$23,081	$58,881
Acquisitions	—	—	—	2,666	—	2,666
Changes in fair value included in earnings	6,046	6,046	500	(196)	2,650	2,954
Payment of contingent consideration payable	—	—	(30,515)	—	—	(30,515)
Reclass of long term to short term contingent liabilities	—	—	2,366	(2,366)	—	—
Balance—at December 31, 2022	$6,046	$6,046	$3,801	$4,454	$25,731	$33,986
Acquisitions	—	—	397	730	—	1,127
Changes in fair value included in earnings	(2,585)	(2,585)	(174)	(22)	(6,714)	(6,910)
Payment of contingent consideration payable	—	—	(3,146)	—	—	(3,146)
Reclass of long term to short term contingent liabilities	—	—	2,714	(2,714)	—	—
Balance—at December 31, 2023	$3,461	$3,461	$3,592	$2,448	$19,017	$25,057

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3):

Interest Rate Swaps—The interest rate swaps fair value is estimated based on a mid-market price for the swap as of the close of business of the reporting period. The fair value is prepared by discounting future cash flows of the swaps to arrive at a current value of the swap. Forward curves and volatility levels inputs are determined on the basis of observable market inputs when available and on the basis of estimates when observable market inputs are not available. The Company does not apply hedge accounting but instead recognizes the instrument at fair value on the consolidated statement of financial position within other assets, with changes in fair value recognized as other income (expense) in each reporting period.

Business Acquisitions Contingent Consideration—The fair value of the contingent consideration payable associated with the acquisition of CTEH and MSE was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. The fair value of the contingent consideration payable associated with the acquisition of Environmental Standards was determined using a Probabilistic (Scenario Based) method. The fair values of the contingent consideration payables for the other acquisitions, including Sensible, were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date. Prior to the second quarter of 2023, the fair value of the contingent consideration payable associated with the acquisition of Sensible was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. As of December 31, 2023, the Sensible earnout is expected to be achieved in full and therefore, the entire payable has been recorded. The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earn-out thresholds.

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

15. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2031. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2028 (Note 7).

Other Commitments—The Company has commitments under the 2021 Credit Facility, its Aircraft Loan, its equipment line of credit and its lease obligations (Notes 7 and 13).

Contingencies—The Company is subject to purchase price contingencies related to earn-outs associated with certain acquisitions (Note 8 and 14).

Legal—In the normal course of business, the Company is at times subject to pending and threatened legal actions. In management’s opinion, any potential loss resulting from the resolution of these matters is not expected to have a material effect on the consolidated results of operations, financial position or cash flows of the Company.

16. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. The Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full on July 30, 2020. Dividends on the Convertible and Redeemable Series A-2 Preferred Stock accrued through the date of the Company’s IPO on July 23, 2020, and were added to the principal balance outstanding as of that date. All dividends on the Convertible and Redeemable Series A-2 Preferred Stock after that date have been paid in cash. The Company paid dividends of $16.4 million during all the years ended December 31, 2023, 2022 and 2021. The principal balance outstanding as of December 31, 2023, is $182.2 million.

The Convertible and Redeemable Series A-2 Preferred Stock terms include the following: (i) no mandatory redemption, (ii) no stated value cash repayment obligation other than in the event of certain defined liquidation events, (iii) only redeemable at the Company’s option, (iv) convertible into common stock beginning in April 2024 at a 15.0% discount to the common stock market price (with a limit of $60.0 million in stated value of Convertible and Redeemable Series A-2 Preferred Stock eligible to be converted in any 60-day period prior to the seventh anniversary of issuance and the amount of stated value of the Convertible and Redeemable Series A-2 Preferred Stock eligible for conversion limited to $60.0 million during year 5 and $120.0 million (which includes the aggregate amount of the stated value of the Convertible and Redeemable Series A-2 Preferred Stock and any accrued but unpaid dividends added to such stated value of any shares of Convertible and Redeemable Series A-2 Preferred Stock converted in year 5) during year 6), (v) 9.0% dividend rate per year with required quarterly cash payments, (vi) in an event of noncompliance, the dividend rate shall increase to 12.0% per annum for the first 90-day period from and including the date the noncompliance event occurred, and thereafter shall increase to 14.0% per annum, (vii) debt incurrence test ratio of 4.5 times, and (viii) minimum repayment amount of $25.0 million.

The Company may, at its option on any one or more dates, redeem all or a minimum portion (the lesser of (i) $25.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock and (ii) all of the Convertible and Redeemable Series A-2 Preferred Stock then outstanding) of the outstanding Convertible and Redeemable Series A-2 Preferred Stock in cash.

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of December 31, 2023, the Company has determined that a change of control is not probable. Additionally, as of December 31, 2023, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of December 31, 2023, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary.

The Convertible and Redeemable Series A-2 Preferred Stock contains a conversion option of the preferred shares to shares of common stock beginning in April 2024. As of December 31, 2023 and 2022, this conversion embedded feature had a net fair value of $19.0 million and $25.7 million, respectively. The change in net fair value of $6.7 million, $2.7 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, was recorded to other income (expense).

17. STOCKHOLDERS’ EQUITY

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of December 31, 2023 and 2022.

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

Common Stock Issuances—During the years ended December 31, the Company issued the following shares of common stock:

	2023			2022			2021
	Shares	Average Price per Share	Total	Shares	Average Price per Share	Total	Shares	Average Price per Share	Total
Common stock issued in connection with follow-on offering	—	$—	$—	—	$—	—	2,875,000	$59.05	$169,783
Acquisitions	86,577	30.01	2,598	—	—	—	178,721	46.55	8,320
Exercise of warrants (1)	—	—	—	—	—	—	67,713	17.19	—
Exercise of options	239,358	19.59	4,690	101,340	16.21	1,643	959,890	7.54	7,237
Restricted shares, net (1)	90,815	36.77	—	25,532	66.30	—	42,263	30.69	—
Payment of earn-out liability and purchase price true up	26,688	37.47	1,000	—	—	—	563,807	46.26	26,084
Total	443,438	$26.22	$8,288	126,872	$26.29	$1,643	4,687,394	$45.63	$211,424

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

As of December 31, 2023, there was $122.8 million of total unrecognized stock compensation expense related to unvested options, restricted stock and stock appreciation rights granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average three year period. The following number of shares were authorized to be issued and available for grant as of December 31:

	2017 Plan
	2023	2022	2021
Shares authorized to be issued	6,330,713	5,140,112	3,944,750
Shares available for grant(1)	662,662	367,243	23,153

	2013 Plan
	2023	2022	2021
Shares authorized to be issued	2,036,219	2,037,019	2,047,269
Shares available for grant	—	—	—

_______________________

(1) In January 2023 and January 2022 the Board of Directors ratified the addition of 1,189,801 and 1,185,112 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards. Shares reserved for future issuance include 3,000,000 shares underlying the 3,000,000 performance stock appreciation rights granted in December 2021 that are subject to vesting based on the achievement of certain market conditions. Assuming achievement at the highest price performance hurdle, approximately 2,000,000 shares of common stock would be issued upon vesting of these performance SARs. To date, none of the market conditions have been achieved. Shares available for grant exclude these awards of stock appreciation rights approved in December 2021 that are subject to vesting based on the achievement of certain market conditions. To date, none of the market conditions, have been, and they may not be, achieved. See footnote 1 to the table in Common Stock Reserved for Future Issuance below for additional information on stock appreciation rights.

Total stock compensation expense for the Plans was as follows:

	2023
	2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$1,685	$1,661	$—	$—	$3,346
Selling, general and administrative expense	4,885	29,851	9,185	—	43,921
Total	$6,570	$31,512	$9,185	$—	$47,267

	2022
	2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$1,507	$—	$—	$—	$1,507
Selling, general and administrative expense	8,531	23,972	9,280	—	41,783
Total	$10,038	$23,972	$9,280	$—	$43,290

	2021
	2017 plan			2013 plan
	Options	Restricted Stock	SARs	Options	Total
Cost of revenue	$1,482	$—	$—	$10	$1,492
Selling, general and administrative expense	6,552	1,959	307	11	8,829
Total	$8,034	$1,959	$307	$21	$10,321

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units—The Company issues restricted stock awards ("RSAs") to certain 2017 Plan participants as Director’s compensation. There were 17,346, 10,920 and 19,309 RSAs granted during the years ended December 31, 2023, 2022 and 2021 respectively. These RSAs vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

During 2023 and 2022, the Board of Directors approved the grant of RSUs under certain supplemental incentive plans ("SI Plans"). There were 370,349 and 95,404 RSUs issued under these SI Plans during the years ended December 31, 2023 and 2022. No RSUs were granted under these SI Plans during the years ended December 31, 2021.There were 237,634 RSUs issued during 2023 that vested 1/3 on the date of grant, and will vest 1/3 on the one-year anniversary of the grant, and 1/3 on the two-year anniversary of the grant, subject to continued service through each such date. The remaining RSUs vest annually over a 4-year period from the date of grant, subject to continued service through each such date.

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

RSA and RSU activity was as follows:

	2023
	Shares	Average Price per Share	Total (in thousands)
Awards granted	793,133	$34.33	$27,231
Awards forfeited	(11,311)	32.13	363
Awards vested	90,815	36.77	3,339

	2022
	Shares	Average Price per Share	Total (in thousands)
Awards granted	106,324	$46.82	$4,978
Awards vested	25,532	31.27	798,470

	2021
	Shares	Average Price per Share	Total (in thousands)
Awards granted	1,690,700	$66.45	$112,347
Awards vested	42,263	30.68	1,296,522

There were no forfeitures of RSAs or RSUs during the years ended December 31, 2022 and 2021.

There were an aggregate of 2,846,019, 2,064,197, and 1,957,873, shares underlying outstanding RSA and RSU awards as of December 31, 2023, 2022, and 2021, respectively.

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

The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date. None of the market conditions have been achieved as of December 31, 2023.

The SARs expire 10 years after the grant date. The fair value of these SARs at the grant date was $46.0 million. The weighted average remaining contract life of these SARs as of December 31, 2023 was 7.96 years.

Options—Options issued to all optionees under the 2017 Plan vest over 4-years from the date of issuance (or earlier vesting start date, as determined by the Board of Directors) as follows: one half on the second anniversary of date of grant and the remaining half on the fourth anniversary of the date of grant, with the exception of certain annual grants to certain executive officers, which vest annually over a 3-year and 1-year period. The following summarizes the options activity of the 2017 Plan for the years ended December 31, 2023, 2022 and 2021:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options (in Thousands)
Outstanding at January 1, 2021	1,840,229	$23	$12	9.09	$15,598
Granted	300,620	44	23	—	—
Forfeited/cancelled	(33,875)	28	—	—	—
Expired	(1,550)	19	—	—	—
Exercised	(68,695)	22	—	—	2,169
Outstanding at December 31, 2021	2,036,729	$26	$14	8.30	$91,030
Granted	698,534	44	16	—	—
Forfeited/cancelled	(96,211)	32	—	—	—
Exercised	(59,486)	23	—	—	1,398
Outstanding at December 31, 2022	2,579,566	$31	$15	7.76	$37,295
Granted	253,980	32	14	—	—
Forfeited/cancelled	(134,170)	36	—	—	—
Expired	(6,450)	32	—	—	—
Exercised	(176,654)	24	—	—	3,726
Outstanding at December 31, 2023	2,516,272	$31	$16	7.03	$13,825
Exercisable at December 31, 2023	1,373,313	30	—	6.44	8,198

The following weighted-average assumptions were used in the Black-Sholes option-pricing model calculation for the years ended December 31:

	2023	2022	2021
Common stock value (per share)	$32.41	$43.74	$44.28
Expected volatility	33.55%	33.44%	55.34%
Risk- free interest rate	3.77%	2.03%	0.82%
Expected life (years)	7.00	6.98	6.40
Forfeiture rate	None	None	None
Dividend rate	None	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan for the years ended December 31, 2023, 2022 and 2021:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options (in Thousands)
Outstanding at January 1, 2021	1,787,869	$6	$1	5.40	$43,867
Expired	(625)	6	—	—	—
Exercised	(889,570)	6	—	—	45,161
Outstanding at December 31, 2021	897,674	$6	$2	4.37	$57,529
Expired	(125)	6	—	—	—
Exercised	(41,854)	6	—	—	1,626
Outstanding at December 31, 2022	855,695	$6	$2	3.31	$32,478
Expired	(800)	6	—	—	—
Exercised	(62,704)	7	—	—	1,950
Outstanding at December 31, 2023	792,191	$6	$2	2.38	$20,380
Exercisable at December 31, 2023	792,191	6	—	2.38	20,380

Total shares outstanding from exercised options were 1,549,788 shares, 1,310,430 shares and 1,209,090 shares as of December 31, 2023, 2022 and 2021.

Common Stock Reserved for Future Issuances—At December 31, the Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	2023	2022	2021
Montrose 2013 Stock Incentive Plan	792,191	855,695	2,047,269
Montrose 2017 Stock Incentive Plan(1)	8,647,656	7,724,524	6,921,597
Total	9,439,847	8,580,219	8,968,866

_______________________

(1) In January 2023 and January 2022 the Board of Directors ratified the addition of 1,189,801 and 1,185,112 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards. Shares reserved for future issuance include 3,000,000 shares underlying the 3,000,000 performance SARs granted in December 2021 that are subject to vesting based on the achievement of certain market conditions. Assuming achievement at the highest price performance hurdle, approximately 2,000,000 shares of common stock would be issued upon vesting of these performance SARs. Shares available for grant exclude these awards. To date, none of the market conditions, have yet been, and they may not be, achieved.

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of RSAs, RSUs, SARs and shares of common stock underlying stock options outstanding under the Plans to purchase common stock. During the years ended December 31, 2023, 2022, and 2021, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

In thousands, except for net loss per share	2023	2022	2021
Net loss	$(30,859)	$(31,819)	$(25,325)
Convertible and redeemable series A-2 preferred stock dividend	(16,400)	(16,400)	(16,400)
Net loss attributable to common stockholders – basic and diluted	(47,259)	(48,219)	(41,725)
Weighted-average common shares outstanding – basic and diluted	30,058	29,688	26,724
Net loss per share attributable to common stockholders – basic and diluted	$(1.57)	$(1.62)	$(1.56)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31:

	2023 (1)	2022 (1)	2021 (1)
Stock options	3,308,463	3,435,261	1,687,413
Restricted stock	2,468,722	1,777,715	1,693,923
Series A-2	5,952,609	4,983,282	4,085,083
SARs	3,000,000	3,000,000	3,000,000
Total	14,729,794	13,196,258	10,466,419

____________________________________________

(1) Includes 7,660,169, 6,886,942 and 4,051,206 shares underlying equity awards that were out of the money as of December 31, 2023, 2022 and 2021, respectively.

19. SEGMENT INFORMATION AND GEOGRAPHIC LOCATION INFORMATION

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

Segment Adjusted EBITDA is the primary measure of operating performance for all three operating segments. Segment Adjusted EBITDA is the calculated Company’s Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”), adjusted to exclude certain transactions such as stock-based compensation, acquisition costs, and fair value changes in financial instruments, amongst others. Beginning in the first quarter of 2023, the calculation of Segment adjusted EBITDA no longer adjusts for start-up losses and investment in new services as the CODM no longer reviews the Segment Adjusted EBITDA measure without these costs. The CODM does not review segment assets as a measure of segment performance.

During the first quarter of 2023, the Company determined to discontinue one of its specialty service lines within the lab testing business (the "Discontinued Specialty Lab"). On December 29, 2023, the Company sold the assets of the Discontinued Specialty Lab for a total sales price of $4.8 million, of which $0.5 million was received in cash and $4.3 million was issued as a promissory note receivable. The Company recorded a gain on the sale of $1.8 million, which is included in selling, general and administrative expense on the consolidated statements of operations and comprehensive loss. The promissory note receivable is subject to an annual 9.0% interest rate and will be repaid to the Company in 60 monthly installments with the remaining balance payable in full on December 29, 2028. Further, due to the buyers' limited credit history, the Company recorded a current expected loss of $2.2 million, which is included as part of selling, general, and administrative expense on the consolidated statements of operations and comprehensive loss. The $2.1 million promissory note receivable, net of current expected losses, is included in other assets on the consolidated statement of financial position. Additionally, the Company received $1.0 million as a security deposit for office space subleased to the buyer. Such security deposit has been placed in a separate interest-bearing account (strictly for the benefit of the buyer) and has been recorded as restricted cash and is included in other non-current liabilities on the consolidated statement of financial position. The security deposit will be released to the buyer in 2028 upon termination of the lease term. The Discontinued Specialty Lab performance was sporadic and its service offering was non-core to the Company’s business. The discontinuation of this specialty service line, which was part of the Company's Measurement and Analysis segment, did not represent a strategic shift that had a major effect on the Company’s operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

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

Segment revenues and Segment Adjusted EBITDA for the years ended December 31, consisted of the following:

	2023			2022				2021
	Segment Revenues		Segment Adjusted EBITDA	Segment Revenues		Segment Adjusted EBITDA (3)		Segment Revenues		Segment Adjusted EBITDA (3)
Assessment, Permitting and Response	$220,727		$52,148	$187,234		$37,458		$261,865		$57,128
Measurement and Analysis	197,095	(1)	37,217	172,432	(1)	31,588	(2)	153,208	(1)	31,270	(2)
Remediation and Reuse	206,386		27,087	184,750		30,616		131,340		19,326
Total Operating Segments	624,208		116,452	544,416		99,662		546,413		107,724
Corporate and Other	—		(37,876)	—		(31,212)		—		(30,082)
Total	$624,208		$78,576	$544,416		$68,450		$546,413		$77,642

(1)
Includes revenue of $8.8 million, $17.0 million and $23.9 million from the Discontinued Specialty Lab for the year ended December 31, 2023, 2022 and 2021, respectively.
(2)
Includes Adjusted EBITDA of $2.1 million and $6.4 million from the Discontinued Specialty Lab for the year ended December 31, 2022 and 2021, respectively.
(3)
Includes the add back of start-up losses and investment in new services of $2.3 million and $4.4 million for the year ended December 31, 2022 and 2021, respectively.

Presented below is a reconciliation of the Company’s segment measure to net loss for the years ended December 31:

	2023		2022		2021
Total	$78,576		$68,450		$77,642
Interest expense, net	(7,793)		(5,239)		(11,615)
Income tax benefit (expense)	980		(2,250)		(1,709)
Depreciation and amortization	(45,780)		(47,479)		(44,810)
Stock-based compensation	(47,267)		(43,290)		(10,321)
Start-up losses and investment in new services	—		(2,277)		(4,407)
Acquisition costs	(6,930)		(1,891)		(2,088)
Fair value changes in financial instruments	4,129		3,396		(2,195)
Fair value changes in business acquisition contingencies	(84)		3,227		(24,372)
Discontinued Specialty Lab	(6,112)	(1)	—		—
Expenses related to financing transactions	(35)		(7)		(50)
Other losses or expenses, net	(543)	(2)	(4,459)	(3)	(1,400)	(4)
Net loss	$(30,859)		$(31,819)		$(25,325)

(1)
Amounts consist of operating losses before depreciation related to the Discontinued Specialty Lab, which include $2.2 million in current expected credit losses on the promissory note receivable issued upon the sale and a $1.8 million gain on the sale of its assets.
(2)
Amounts are primarily comprised of lease abandonment charges and expenses related to an aircraft accident, partially offset by a gain on the surrender of a lease and an aircraft insurance gain.
(3)
Amounts include costs associated with the exiting of the legacy water treatment and biogas operations and maintenance contracts and the Company's start-up lab in Berkley, California, as well as an impairment charge for certain operating lease right-of-use assets (Note 7) and severance costs related to the restructuring within the Company’s soil remediation business.
(4)
Amounts include non-operational charges incurred due to the remeasurement of finance leases as a result of the adoption of ASC 842 and costs related to the implementation of a new ERP.

The following table presents revenues by geographic location for the year ended December 31:

	2023	2022	2021
United States	$539,578	$523,189	$526,672
Canada	72,608	12,002	10,358
Other international	12,022	9,225	9,383
Total Revenue	$624,208	$544,416	$546,413

20. RELATED-PARTY TRANSACTIONS

The Company did not have any material related party transactions during the years ended December 31, 2023 and 2022.

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of December 31, 2023, 2022, and 2021, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. Prior to May 22, 2020, the Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 4.0% of the participant’s compensation. Beginning on May 22, 2020, the Company temporarily ceased making employer contributions. Employer contributions were reinstated beginning on April 23, 2021. Employer contributions for years ended December 31, 2023, 2022, and 2021 were $7.9 million, $5.7 million and $2.6 million, respectively, and are included within selling, general, and administrative expense on the consolidated statements of operations.

22. SUBSEQUENT EVENTS

Convertible and Redeemable Series A-2 Preferred Stock—On January 1, 2024, the Company redeemed $60.0 million of the outstanding Convertible and Redeemable Series A-2 Preferred Stock with cash.

Debt— In January 2024, the Company partially exercised its option to access the $150.0 million accordion under the Senior Secured Credit Agreement, and as a result, the Senior Secured Credit Agreement was amended to provide for an additional $100.0 million credit availability under the 2021 Credit Facility, comprised of an additional $50.0 million term loan and $50.0 million revolving credit facility. Furthermore, the Company exercised its credit facility covenant holiday, increasing its leverage capacity from 3.75 times to 4.25 times for four quarters beginning with the first quarter of 2024.

Business Acquisitions—In January 2024, the Company completed the business acquisition of Epic Environmental Pty Ltd (“Epic”) by acquiring 100.0% of its common stock. Epic provides environmental and engineering consulting services, and is based in Brisbane, Australia.

In February 2024, the Company completed the business acquisition of Two Dot Consulting, LLC (“2DOT”) by acquiring 100.0% of its common stock. 2DOT provides environmental and engineering consulting services, and is based in Denver, Colorado.

These transactions qualified as business acquisitions and will be accounted for as business combinations. The following table summarizes the elements of the purchase price of these acquisitions:

	Cash (1)	Common Stock	Deferred Common Stock	Maximum Contingent Earnout	Total Purchase Price
Epic	$19,914	$4,838	$5,070	$6,627	$36,449
2DOT	39,393	1,832	4,652	20,000	65,877

(1) The cash portion of these acquisitions’ purchase price was funded through proceeds received from the revolving credit facility.

The Company has not yet completed the initial purchase price allocation for these acquisitions, including obtaining all of the information required for the valuation of the acquired intangible assets, goodwill, assets and liabilities assumed, due to the timing of the close of the transactions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As permitted by guidelines established by the SEC for newly acquired businesses, we excluded Matrix, one of our recently acquired businesses in 2023 (the “Excluded Acquisition”), from the scope of our annual report on internal controls over financial reporting for the year ended December 31, 2023. The Excluded Acquisition comprised approximately 10.4% of our consolidated total assets as of December 31, 2023, and approximately 9.2% of our consolidated revenues for the year then ended. We are in the process of integrating this business into our overall internal controls over financial reporting and plan to include it in our scope for the year ended December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Montrose Environmental Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Montrose Environmental Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Matrix Solutions, Inc., which was acquired on June 1, 2023, and whose financial statements constitute approximately 10.4% of total assets and approximately 9.2% of revenues of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at Matrix Solutions, Inc.

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

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 29, 2024

Item 9B. Other Information.

On November 28, 2023, Vijay Manthripragada, Chief Executive Officer, amended an existing trading plan intended to satisfy Rule 10b5-1(c). The plan, as amended, provides for (a) the sale of up to 12,500 shares of Company Common Stock between February 23, 2024 and December 2, 2024 and (b) the purchase of up to 100,000 shares of Company common stock in connection with the exercise of stock options, and the sale of up to 100,000 of such shares between February 23, 2024 and December 2, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below and as set forth under “Information About Our Executive Officers” in Item 1. “Business” the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023. This information will appear in the proxy statement under the headings “The Board of Directors– Class I Director Nominees,” “The Board of Directors– Continuing Directors,” “Other Matters – Delinquent Section 16(a) Reports,” and “The Corporate Governance – Committees of the Board of Directors.”

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

Item 11. Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023. This information will appear in the proxy statement under the headings “Compensation Committee Matters” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023. This information will appear in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023, with respect to the Company’s existing equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Option and Rights (column (a))		Weighted-Average Exercise Price of Outstanding Options, and Rights (column (b))	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (column (c))
Equity compensation plans approved by security holders (1)	3,308,463	(2)	$25.05	1,381,378	(3)

(1)
Includes the Company’s 2013 Amended and Restated Stock Option Plan and the Company’s 2017 Amended and Restated Stock Incentive Plan.
(2)
Excludes unvested restricted stock and SARs awards issued under the Company’s 2017 Amended and Restated Stock Incentive Plan.

(3)
Pursuant to the terms of the 2017 Amended and Restated Stock Incentive Plan, the number of shares of common stock authorized for issuance under the plan automatically increase on January 1 of each year and will end with a final increase on January 1, 2027, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The amount referenced excludes such adjustment as of January 1, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023. This information will appear in the proxy statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence.”

Item 14. Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023. This information will appear in the proxy statement under the heading “Audit Committee Matters.”

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

4.2	Description of Registrant’s Securities. (h)

10.1#	Form of Indemnification Agreement entered into with Directors and Executive Officers. (a)

10.2

Credit Agreement, dated April 27, 2021 among Montrose Environmental Group, Inc., Montrose Environmental Group Ltd., the Guarantors (defined therein), each financial institution from time to time party thereto, Bank of the West, as Administrative Agent, Swing Line Lender, L/C Issuer, Sole Bookrunner and Joint Lead Arranger, and Capital One, National Association and BOFA Securities, Inc., each as Joint Lead Arranger. (e)

10.3

First Amendment to Credit Agreement, dated August 30, 2022, by and among Montrose Environmental Group, Inc., Montrose Environmental Group Ltd., the other Loan Parties thereto, the Lenders party thereto, and Bank of the West, as Administrative Agent (f).

10.4#	Offer Letter by and between Montrose Environmental Group, Inc. and Vijay Manthripragada, dated July 13, 2015. (a)

10.5#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Vijay Manthripragada, dated June 23, 2016. (a)

10.6#	Offer Letter by and between Montrose Environmental Group, Inc. and Allan Dicks, dated August 8, 2016.(a)

10.7#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Allan Dicks, dated August 8, 2016. (a)

10.8#	Offer Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated October 14, 2014. (a)

10.9#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated June 23, 2016. (a)

10.10#	Amendment to the Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated September 14, 2017. (a)

10.11#	Offer Letter by and between Montrose Environmental Group, Inc. and Joshua M. LeMaire, dated July 2, 2015. (a)

10.12#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Joshua M. LeMaire, dated June 23, 2016. (a)

10.13#	Offer Letter by and between Montrose Environmental Group, Inc. and Jose M. Revuelta, dated March 4, 2014. (a)

10.14#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Jose M. Revuelta, dated June 23, 2016. (a)

10.15#	Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan.(a)

10.16#	Amendment No. 1 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.17#	Amendment No. 2 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.18#	Amendment No. 3 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.19#	Amendment No. 4 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.20#	Amendment No. 5 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.21#	Amendment No. 6 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.22#	Amendment No. 7 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.23#	Amendment No. 8 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.24#	Form of Option Award Agreement under the Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.25#	Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (b)

10.26#	Form of Grant Notice and Standard Terms and Conditions for Stock Options under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (a)

10.27#	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (a)

10.28#	Form of Confidential Information, Non-Solicitation and Non-Compete Agreement (California). (a)

10.29#	Form of Confidential Information, Non-Solicitation and Non-Compete Agreement (Ohio). (a)

10.30#	Montrose Environmental Group, Inc. Executive Severance Policy. (a)

10.31#	Form of Grant Notice and Standard Terms and Conditions for Performance-Based Stock Appreciation Rights under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan.(g)

10.32#	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (g)
10.33

Second Amendment to Credit Agreement, dated as of May 26, 2023, by and among Montrose Environmental Group, Inc., the Lenders party thereto, and BMO Harris Bank, N.A., as successor in interest to Bank of the West, as Administrative Agent. (i)

10.34*

Third Amendment to Credit Agreement and Lender Joinder Agreement, dated January 2, 2024, among Montrose Environmental Group, Inc., Montrose Environmental Group Ltd., the Guarantors (defined therein) party thereto, each financial institution party thereto, and BMO N.A. and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkage Documents

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2023 is formatted in Inline XBRL (included as Exhibit 101)

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
(f)
Previously filed on March 1, 2023 as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference.
(g)
Previously filed on December 21, 2021 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(h)
Previously filed on March 1, 2022 as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and incorporated herein by reference.
(i)
Previously filed on August 9, 2023 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023. and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montrose Environmental Group, Inc.

Date: February 29, 2024	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Vijay Manthripragada	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Vijay Manthripragada

/s/ Allan Dicks	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	February 29, 2024
Allan Dicks

/s/ J. Miguel Fernandez de Castro	Director	February 29, 2024
J. Miguel Fernandez de Castro

/s/ Peter M. Graham	Director	February 29, 2024
Peter M. Graham

/s/ Robin Newmark	Director	February 29, 2024
Robin Newmark

/s/ Richard E. Perlman	Chairman of the Board; Director	February 29, 2024
Richard E. Perlman

/s/ J. Thomas Presby	Director	February 29, 2024
J. Thomas Presby

/s/ James K. Price	Director	February 29, 2024
James K. Price
/s/ Janet Risi Field	Director	February 29, 2024
Janet Risi Field