Form 10-Q
period 2024-03-31
Montrose Environmental Group, Inc.
filed 2024-05-08
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 34,081,219 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$9,486	$23,240
Accounts receivable, net	104,734	112,360
Contract assets	73,466	51,629
Prepaid and other current assets	16,752	13,695
Total current assets	204,438	200,924
Non-current assets:
Property and equipment, net	59,745	56,825
Operating lease right-of-use asset, net	32,869	32,260
Finance lease right-of-use asset, net	14,588	13,248
Goodwill	463,450	364,449
Other intangible assets, net	134,424	140,813
Other assets	8,584	8,267
Total assets	$918,098	$816,786
Liabilities, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$58,645	$59,920
Accrued payroll and benefits	24,125	34,660
Business acquisitions contingent consideration, current	11,782	3,592
Current portion of operating lease liabilities	10,074	9,963
Current portion of finance lease liabilities	4,155	3,956
Current portion of long-term debt	16,715	14,196
Total current liabilities	125,496	126,287
Non-current liabilities:
Business acquisitions contingent consideration, long-term	28,679	2,448
Other non-current liabilities	6,309	6,569
Deferred tax liabilities, net	5,849	6,064
Conversion option	19,037	19,017
Operating lease liability, net of current portion	25,459	25,048
Finance lease liability, net of current portion	8,921	8,185
Long-term debt, net of deferred financing fees	280,948	148,988
Total liabilities	$500,698	$342,606
Commitments and contingencies
Convertible and redeemable series A-2 preferred stock $0.0001 par value
Authorized, issued and outstanding shares: 11,667 and 17,500 at March 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $122.2 million and $182.2 million at March 31, 2024 and December 31, 2023, respectively	92,928	152,928
Stockholders’ equity:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at March 31, 2024 and December 31, 2023; issued and outstanding shares: 30,617,862 and 30,190,231 at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	548,443	531,831
Accumulated deficit	(223,713)	(210,356)
Accumulated other comprehensive (loss) income	(258)	(223)
Total stockholders’ equity	324,472	321,252
Total liabilities, convertible and redeemable series A-2 preferred stock and stockholders’ equity	$918,098	$816,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$155,325	$131,428
Cost of revenues (exclusive of depreciation and amortization shown below)	96,557	81,633
Selling, general and administrative expense	57,074	49,613
Fair value changes in business acquisition contingencies	106	(398)
Depreciation and amortization	11,653	10,555
Loss from operations	(10,065)	(9,975)
Other expense
Other income (expense), net	507	(1,836)
Interest expense, net	(3,306)	(1,541)
Total other income (expense), net	(2,799)	(3,377)
Loss before expense from income taxes	(12,864)	(13,352)
Income tax expense	493	1,367
Net loss	$(13,357)	$(14,719)

Equity adjustment from foreign currency translation	(35)	12
Comprehensive loss	(13,392)	(14,707)
Convertible and redeemable series A-2 preferred stock dividend	(2,814)	(4,100)
Net loss attributable to common stockholders	(16,171)	(18,819)
Weighted average common shares outstanding— basic and diluted	30,381	29,857
Net loss per share attributable to common stockholders— basic and diluted	$(0.53)	$(0.63)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	17,500	$152,928	29,746,793	$—	$492,676	$(179,497)	$8	$313,187
Net loss	—	—	—	—	—	(14,719)	—	(14,719)
Stock-based compensation	—	—	—	—	13,035	—	—	13,035
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issued	—	—	214,571	—	2,690	—	—	2,690
Accumulated other comprehensive income	—	—	—	—	—	—	12	12
Balance at March 31, 2023	17,500	$152,928	29,961,364	$—	$504,301	$(194,216)	$20	$310,105

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2023	17,500	$152,928	30,190,231	$—	$531,831	$(210,356)	$(223)	$321,252
Net loss	—	—	—	—	—	(13,357)	—	(13,357)
Stock-based compensation	—	—	—	—	11,272	—	—	11,272
Redemption of Series A-2 preferred stock	(5,833)	(60,000)	—	—	—	—	—	—
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(2,814)	—	—	(2,814)
Common stock issued	—	—	427,631	—	8,154	—	—	8,154
Accumulated other comprehensive income	—	—	—	—	—	—	(35)	(35)
Balance at March 31, 2024	11,667	$92,928	30,617,862	$—	$548,443	$(223,713)	$(258)	$324,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(13,357)	$(14,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Recovery) provision for credit loss	(886)	444
Depreciation and amortization	11,653	10,555
Amortization of right-of-use asset	2,625	2,491
Stock-based compensation expense	11,272	13,035
Fair value changes in financial instruments	(297)	1,873
Fair value changes in business acquisition contingencies	106	(398)
Deferred income taxes	(414)	1,367
Other	(91)	458
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	(9,093)	9,615
Prepaid expenses and other current assets	(2,538)	(3,363)
Accounts payable and other accrued liabilities	(7,824)	(11,643)
Accrued payroll and benefits	(10,000)	(4,350)
Change in operating leases	(3,177)	(2,336)
Net cash (used in) provided by operating activities	(22,021)	3,029
Investing activities:
Proceeds from corporate owned and property insurance	40	75
Purchases of property and equipment	(5,979)	(4,134)
Proprietary software development and other software costs	(1,300)	(638)
Purchase price true ups	320	(505)
Cash paid for acquisitions, net of cash acquired	(58,119)	(6,525)
Net cash used in investing activities	(65,038)	(11,727)
Financing activities:
Proceeds from line of credit	166,995	—
Repayment of the line of credit	(78,799)	—
Repayment of aircraft loan	(261)	—
Proceeds from term loan	50,000	—
Repayment of term loan	(3,281)	(2,188)
Payment of contingent consideration and other purchase price true ups	(363)	(27)
Repayment of finance leases	(1,083)	(1,029)
Payments of deferred financing costs	(348)	—
Proceeds from issuance of common stock for exercised stock options	487	2,690
Dividend payment to the series A-2 stockholders	—	(4,100)
Repayment to the series A-2 stockholders	(60,000)	—
Net cash provided by (used in) financing activities	73,347	(4,654)
Change in cash, cash equivalents and restricted cash	(13,712)	(13,352)
Foreign exchange impact on cash balance	(42)	318
Cash, cash equivalents and restricted cash:
Beginning of year	23,240	89,828
End of period	$9,486	$76,794
Supplemental disclosures of cash flows information:
Cash paid for interest	$3,098	$1,347
Cash paid for income tax	$292	$155
Supplemental disclosures of non-cash investing and financing activities:
Accrued purchases of property and equipment	$163	$3,096
Property and equipment purchased under finance leases	$2,058	$2,405
Common stock issued to acquire new businesses	$6,580	$—
Acquisitions unpaid contingent consideration	$40,461	$7,855
Acquisitions contingent consideration paid in common stock	$1,087	$—
Accrued dividend payment	$2,814	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business— Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 120 offices across the United States, Canada, Australia and Europe and approximately 3,200 employees as of March 31, 2024.

Montrose is an environmental services company serving the recurring environmental needs of a diverse client base, including Fortune 500 companies and federal, state and local governments through the following three segments:

Assessment, Permitting and Response segment provides scientific advisory and consulting services to support environmental assessments, environmental emergency response and recovery, toxicology consulting and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. The Company works closely with clients to navigate the regulatory process at the local, state, provincial and federal levels, identify the potential environmental and political impacts of their decisions and develop practical mitigation approaches, as needed. In addition to environmental toxicology, and given the Company's expertise in helping businesses plan for and respond to disruptions, the Company's scientists and response teams have helped clients navigate their preparation for and response to emergency response situations.

Measurement and Analysis segment is one of the largest providers of environmental testing and laboratory services in North America. The Company's highly credentialed teams test and analyze air, water and soil to determine concentrations of contaminants, as well as the toxicological impact of contaminants on flora, fauna and human health. The Company's offerings include source and ambient air testing and monitoring, leak detection, and advanced multi-media laboratory services, including air, soil, stormwater, wastewater and drinking water analysis.

Remediation and Reuse segment provides clients with engineering, design, and implementation services, primarily to treat contaminated water, remove contaminants from soil or create biogas from waste. The Company's team, including engineers, scientists and consultants, provides these services to assist clients in designing solutions, managing products and mitigating environmental risks and liabilities at their locations. The Company does not own the properties or facilities at which it implements these projects or the underlying liabilities, nor does the Company own material amounts of the equipment used in projects.

Basis of Presentation—The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All intercompany transactions, accounts and profits, have been eliminated in the unaudited condensed consolidated financial statements.

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for the Company's fiscal year beginning January 1, 2024 and requires the use of a retrospective approach to all prior periods presented. The Company adopted the standard on January 1, 2024, and plans to adopt the standard for interim periods beginning January 1, 2025, with early adoption permitted. The Company is evaluating the potential impact of its adoption of ASU 2023-07 on the Company's audited Consolidated Financial Statements but does not anticipate that such an adoption will have a material impact.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2023, the FASB issued ASU 2023-05, under which an entity that qualifies as either a joint venture or a corporate joint venture is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture must initially measure its assets and liabilities at fair value on the formation date. The amendments in ASU 2023-05 are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

Disaggregation of Revenue—The Company disaggregates revenue by its operating segments and geographic location. The Company believes disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue disclosures are provided in Note 18 - Segment Information and Geographic Location Information.

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

The following table presents the Company’s contract balances:

	March 31,	December 31,
	2024	2023
Contract assets	$73,466	$51,629
Contract liabilities	10,016	8,132

Contract assets acquired through business acquisitions were $0.3 million and $2.2 million as of March 31, 2024 and December 31, 2023, respectively. No material contract liabilities were acquired through business acquisitions as of March 31, 2024 and December 31, 2023.

Revenue recognized during the three months ended March 31, 2024, included in the contract liabilities balance at the beginning of the year was $4.5 million. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of March 31, 2024 and December 31, 2023, the estimated revenue expected to be recognized in the future related to unsatisfied performance obligations was approximately $83.8 million and $81.9 million, respectively. As of March 31, 2024, the Company expected to recognize approximately 70% of this amount as revenue within a year, and the remaining 30% to be recognized as revenue beyond one year.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	March 31, 2024	December 31, 2023
Accounts receivable, invoiced	$106,870	$115,064
Accounts receivable, other	483	20
Allowance for doubtful accounts	(2,619)	(2,724)
Accounts receivable, net	$104,734	$112,360

The Company did not have any customers that exceeded 10.0% of its gross receivables as of March 31, 2024 and December 31, 2023 and did not have any customers that exceed 10% of its revenue for the three months ended March 31, 2024 and 2023.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt (Recovery) Expense	Charged to Allowance	Ending Balance
Three months ended March 31, 2024	$2,724	$(886)	$781	$2,619
Year ended December 31, 2023	1,915	3,142	(2,333)	2,724

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
Deposits	$1,756	$1,764
Prepaid expenses	11,992	8,112
Supplies	3,004	3,819
Prepaid and other current assets	$16,752	$13,695

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

Property and equipment, net, consisted of the following:

	Estimated	March 31,	December 31,
	Useful Life	2024	2023
Lab and test equipment	7 years	$20,823	$20,341
Vehicles	5 years	6,063	6,033
Equipment	3-7 years	52,324	50,387
Furniture and fixtures	7 years	2,961	2,963
Leasehold improvements	7 years	11,845	10,808
Aircraft	10-20 years	12,312	12,312
Building	39 years	5,748	5,748
		112,076	108,592
Land		1,089	1,089
Construction in progress		6,147	3,956
Less accumulated depreciation		(59,567)	(56,812)
Total property and equipment, net		$59,745	$56,825

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $2.9 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.

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

Certain leases contain variable payments, these payments are expensed as incurred and not included in the Company’s operating lease right-of-use ("ROU") assets and operating lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes, and insurance and are excluded from the present value of the Company’s lease obligations.

The Company does not record operating lease ROU assets or operating lease liabilities for leases with an initial term of 12 months or less. The Company also combines lease and non-lease components on all new or modified operating leases into a single lease component for all classes of assets.

When a lease is terminated before the expiration of the lease term, irrespective of whether the lease is classified as a finance lease or an operating lease, the lessee would derecognize the ROU asset and corresponding lease liability. Any difference would be recognized as a gain or loss related to the termination of the lease. Similarly, if a lessee is required to make any payments or receives any consideration when terminating the lease, it would include such amounts in the determination of the gain or loss upon termination.

The components of lease expense were as follows:

		For the Three Months Ended March 31,
	Statement of Operations Location	2024	2023
Operating lease cost
Lease cost	Selling, general and administrative expense	$2,994	$2,741
Variable lease cost	Selling, general and administrative expense	456	326
Total operating lease cost		3,450	3,067

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	1,278	1,154
Interest on lease liabilities	Interest expense—net	189	130
Total finance lease cost		1,467	1,284
Total lease cost		$4,917	$4,351

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$3,158	$2,557
Operating cash flows used in finance leases	189	130
Financing cash flows used in finance leases	1,085	1,029

Lease liabilities arising from new ROU assets:
Operating leases	3,111	7,999
Finance leases	2,066	2,405

Weighted average remaining lease terms and weighted average discount rates were:

	March 31, 2024
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.31	3.56
Weighted average discount rate	4.42%	6.44%

	March 31, 2023
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.62	3.43
Weighted average discount rate	3.31%	5.57%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2024	$8,760	$3,772
2025	9,617	3,989
2026	7,441	3,346
2027	5,120	2,344
2028	3,928	1,139
2029 and thereafter	4,293	99
Total undiscounted future minimum lease payments	39,159	14,689
Less imputed interest	(3,626)	(1,613)
Total discounted future minimum lease payments	$35,533	$13,076

7. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired certain businesses during the three months ended March 31, 2024 and during the year ended December 31, 2023. The results of each of those acquired businesses are included in the unaudited condensed consolidated financial statements beginning on the respective acquisition date. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

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

The Company may be required to make up to $40.4 million in aggregate earn-out payments between the years 2024 and 2026 in connection with certain of its business acquisitions, of which up to $14.2 million may be paid only in cash, up to $13.1 million may be paid only in common stock and up to $13.1 million may be paid, at the Company’s option, in cash or common stock.

Transaction costs related to business combinations totaled $2.5 million and $0.8 million for the three months ended March 31, 2024 and March 31, 2023, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Acquisitions Completed During the Three Months Ended March 31, 2024

Epic Environmental Pty LTD (“EPIC”) —In January 2024, the Company completed the acquisition of EPIC by acquiring 100% of its common stock. EPIC is an environmental science and engineering consultancy, based in Brisbane, Australia, and serving clients across Australia.

Two Dot Consulting, LLC. (“2DOT”)—In February 2024, the Company completed the acquisition of 2DOT by acquiring 100% of its ownership interest. 2DOT is a leading environmental consultancy specializing in regulatory services to the oil and gas, and renewable sectors in the Rocky Mountain and adjacent regions, and is based in Denver, Colorado.

The following table summarizes the elements of the purchase price of the acquisitions completed during the three months ended March 31, 2024:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
EPIC	$19,914	$4,748	$678	$11,113	$36,453
2DOT	39,393	1,832	—	24,652	65,877
Total	$59,307	$6,580	$678	$35,765	$102,330

The upfront cash payment made to acquire the acquisitions completed during the three months ended March 31, 2024 was funded through our revolving line of credit. The other purchase price components mainly consist of deferred purchase price liabilities and working capital amounts.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	EPIC	2DOT	Total(1)
Cash	$1,045	$143	$1,188
Accounts receivable and contract assets	1,772	2,003	3,775
Other current assets	78	278	356
Current assets	2,895	2,424	5,319
Property and equipment	43	111	154
Operating lease right-of-use asset	1	301	302
Goodwill	35,199	64,050	99,249
Total assets	38,138	66,886	105,024
Current liabilities	1,685	816	2,501
Operating lease liability—net of current portion	—	193	193
Total liabilities	1,685	1,009	2,694
Purchase price	$36,453	$65,877	$102,330

___________________________________

(1) The Company is continuing to obtain information to complete the valuation of certain of these acquisitions' assets and liabilities.

EPIC and 2DOT are included in the Company’s Remediation and Reuse segment.

For the acquisitions completed during the three months ended March 31, 2024, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2024 includes revenue of $3.9 million, and pre-tax income of $1.3 million, related to these acquisitions.

Acquisitions Completed During the Year Ended December 31, 2023

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

Vandrensning ApS. ("Vandrensning") —In July 2023, the Company completed the acquisition of Vandrensning by acquiring 100.0% of its common stock. Vandrensning, based outside of Copenhagen, Denmark, specializes in water treatment solutions.

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

During the three months ended March 31, 2024, measurement period adjustments of $0.3 million were recorded to goodwill as a result of the Company’s efforts to complete the valuation of certain acquired assets and assumed liabilities related to the acquisitions completed during the year ended December 31, 2023 (Note 8).

Supplemental Unaudited Pro-Forma—The unaudited condensed consolidated financial information summarized in the following table gives effect to the 2024 and the 2023 acquisitions discussed above assuming they occurred on January 1, 2023. These unaudited consolidated pro-forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro-forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2023, nor does the information purport to reflect results for any future period.

	For the Three Months Ended March 31,
	2024			2023
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$155,325	$3,025	$158,350	$131,428	$23,646	$155,074
Net (loss) income	(13,357)	1,336	(12,021)	(14,719)	(897)	(15,616)

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2023	$184,946	$93,890	$85,613	$364,449
Goodwill acquired during the period	—	—	99,249	99,249
Prior year acquisitions measurement period adjustments	—	—	(320)	(320)
Foreign currency translation impact	—	—	72	72
Balance as of March 31, 2024	$184,946	$93,890	$184,614	$463,450

Amounts related to finite-lived intangible assets are as follows:

March 31, 2024	Estimated Useful Life	Gross Balance	Accumulated Amortization	Net Balance
Finite lived intangible assets
Customer relationships	2-15 years	$228,166	$121,456	$106,710
Covenants not to compete	4-5 years	36,250	31,411	4,839
Trade names	1-5 years	24,434	21,306	3,128
Proprietary software	3-5 years	27,339	20,119	7,220
Patent	16 years	17,479	4,952	12,527
Total		$333,668	$199,244	$134,424

December 31, 2023	Estimated Useful Life	Gross Balance	Accumulated Amortization	Net Balance
Finite lived intangible assets
Customer relationships	2-15 years	$227,986	$116,226	$111,760
Covenants not to compete	4-5 years	36,250	30,889	5,361
Trade names	1-5 years	24,434	20,719	3,714
Proprietary software	3-5 years	26,486	19,309	7,177
Patent	16 years	17,479	4,678	12,801
Total		$332,635	$191,821	$140,813

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $7.4 million and $7.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2024 (remaining)	$27,027
2025	18,888
2026	16,183
2027	15,250
2028	11,914
Thereafter	45,162
Total	$134,424

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Accounts payable	$25,027	$31,053
Accrued expenses	17,984	16,059
Other business acquisitions purchase price obligations	1,700	1,022
Contract liabilities	10,016	8,132
Other current liabilities	3,918	3,654
Total accounts payable and other accrued liabilities	$58,645	$59,920

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued bonuses	$4,526	$18,453
Accrued paid time off	5,036	1,316
Accrued payroll	11,007	11,814
Accrued other	3,556	3,077
Total accrued payroll and benefits	$24,125	$34,660

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was (3.8)% and (10.2)% for the three months ended March 31, 2024 and March 31, 2023, respectively. Income tax expense recorded by the Company during the three months ended March 31, 2024 and March 31, 2023 was $0.5 million and $1.4 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of March 31, 2024, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of March 31, 2024. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

12. DEBT

Debt consisted of the following:

	March 31,	December 31,
	2024	2023
Term loan facility	$200,938	$154,219
Revolving line of credit	88,195	—
Aircraft loan	10,084	10,344
Less deferred debt issuance costs	(1,554)	(1,379)
Total debt	297,663	163,184
Less current portion of long-term debt	(16,715)	(14,196)
Long-term debt, less current portion	$280,948	$148,988

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

In January 2024, the Company partially exercised its option to request an increase in the aggregate commitments to provide an additional $100.0 million credit availability under the 2021 Credit Facility, comprised of an additional $50.0 million term loan ("Additional Term Loan") and an additional $50.0 million in availability under the revolving line of credit.

The 2021 Credit Facility term loan must be repaid in quarterly installments and shall amortize at the following future quarterly rates:

	Quarterly Installment Rate
Date	2021 Credit Facility Term Loan	Additional Term Loan
June 30, 2024	1.88%	1.25%
September 30, 2024	1.88%	1.25%
December 31, 2024	1.88%	1.25%
March 31, 2025	1.88%	1.25%
June 30, 2025	1.88%	1.25%
September 30, 2025	1.88%	1.25%
December 31, 2025	2.50%	1.25%
March 31, 2026	2.50%	1.88%
April 27, 2026	Remaining balance	Remaining balance

Quarterly installment repayments for the three months ended March 31, 2024 and March 31, 2023 were $3.3 million and $2.2 million, respectively.

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

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants which required the Company to remain below a maximum total net leverage ratio of 4.25 times until the fiscal quarter ended September 31, 2022, which stepped down to 4.00 times during the fiscal quarter ending December 31, 2022 and applies through and including the fiscal quarter ending September 30, 2023 and then further steps down to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. In January, 2024, the Company exercised its credit facility covenant holiday, increasing its leverage capacity from 3.75 times to 4.25 times for four quarters beginning with the first quarter of 2024.

As of March 31, 2024 and December 31, 2023, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 3.4 times and 1.9 times, respectively, and the Company was in compliance with all covenants under the 2021 Credit Facility.

The 2021 Credit Facility requires customary mandatory prepayments of the term loan and revolving line of credit and cash collateralization of letters of credit, subject to customary exceptions, including 100.0% of the proceeds of debt not permitted by the 2021 Credit Facility, 100.0% of the proceeds of certain dispositions, subject to customary reinvestment rights, where applicable, and 100.0% of insurance or condemnation proceeds, subject to customary reinvestment rights, where applicable. The 2021 Credit Facility also includes customary events of default and related acceleration and termination rights.

The weighted average interest rate on the 2021 Credit Facility for the three months ended March 31, 2024 and March 31, 2023, before giving effect to the impact of the interest rate swaps, was 7.3% and 6.1%, respectively, and after giving effect to the impact of the interest rate swaps, was 2.8% and 2.3%, respectively.

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

Equipment Line of Credit—The Company has a $5.0 million equipment leasing facility for the purchase of equipment and related freight, installation costs and taxes paid. Any unused capacity on this equipment leasing facility expired on March 31, 2024. Interest on leases financed under this facility was based on the three-year swap rate at the time of funding. Equipment leased through this line of credit met the finance lease criteria as per ASC 842 and accordingly is accounted for as finance lease right-of-use assets and finance lease liabilities.

The following is a schedule of the aggregate annual maturities of long-term debt presented on the unaudited condensed consolidated statement of financial position, gross of deferred debt issuance cost of $1.6 million, based on the terms of the 2021 Credit Facility and the Aircraft Loan:

	2021 Credit Facility
March 31,	Term Loan	Revolver	Aircraft Loan	Total
2025	$15,625	—	$1,090	$16,715
2026	18,126	88,195	1,169	107,490
2027	167,187	—	1,251	168,438
2028	—	—	1,341	1,341
2029	—	—	5,233	5,233
Total	$200,938	$88,195	$10,084	$299,217

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	March 31,	December 31,
	2024	2023
Interest rate swap(1)	$3,778	$3,461
Total assets	$3,778	$3,461

Business acquisitions contingent consideration, current	$11,782	$3,592
Business acquisitions contingent consideration, long-term	28,679	2,448
Conversion option	19,037	19,017
Total liabilities	$59,498	$25,057

_____________________________

(1) Included in other assets in the unaudited condensed consolidated statement of financial position.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Total Liabilities
Balance at December 31, 2022	$6,046	$6,046	$3,801	$4,454	$25,731	$33,986
Acquisitions	—	—	25	—	—	25
Changes in fair value included in earnings	(968)	(968)	(515)	117	905	507
Payment of contingent consideration payable	—	—	(27)	—	—	(27)
Reclass of long term to short term contingent liabilities	—	—	1,450	(1,450)	—	—
Balance at March 31, 2023	$5,078	$5,078	$4,734	$3,121	$26,636	$34,491

Balance at December 31, 2023	$3,461	$3,461	$3,592	$2,448	$19,017	$25,057
Acquisitions	—	—	9,628	26,137	—	35,765
Changes in fair value included in earnings	317	317	12	94	20	126
Payment of contingent consideration payable	—	—	(1,450)	—	—	(1,450)
Balance at March 31, 2024	$3,778	$3,778	$11,782	$28,679	$19,037	$59,498

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

Business Acquisitions Contingent Consideration— The fair values of the contingent consideration payables for the other acquisitions, were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date. Prior to the second quarter of 2023, the fair value of the contingent consideration payable associated with the acquisition of Sensible was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earn-out thresholds.

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

15. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. The Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full on July 30, 2020. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $2.8 million for the first quarter of 2024 in April 2024, and $4.1 million during the three months ended March 31, 2023.

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

The Company may, at its option on any one or more dates, redeem all or a minimum portion (the lesser of (i) $25.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock and (ii) all of the Convertible and Redeemable Series A-2 Preferred Stock then outstanding) of the outstanding Convertible and Redeemable Series A-2 Preferred Stock in cash. In January 2024, the Company redeemed $60 million of the outstanding Convertible and Redeemable Series A-2 Preferred Stock with cash. As of March 31, 2024, the aggregate amount of the Convertible and Redeemable Series A-2 Preferred Stock issued and outstanding was $122.2 million, or 11,667 shares.

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of March 31, 2024, the Company has determined that a change of control is not probable. Additionally, as of March 31, 2024, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of March 31,

2024, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary.

The Convertible and Redeemable Series A-2 Preferred Stock contains a conversion option of the preferred shares to shares of common stock beginning in April 2024. As of March 31, 2024 and December 31, 2023, this conversion embedded feature had a net fair value of $19.0 million. The change in net fair value of less than $0.1 million and $0.9 million for the three months ended March 31, 2024 and March 31, 2023, respectively, which were recorded to other (expense) income.

16. STOCKHOLDERS’ EQUITY

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of March 31, 2024 and December 31, 2023.

Common Stock Issuances—The Company issued the following shares of common stock:

	Three Months Ended March 31,
	2024			2023
	Shares	Average Price per Share	Total	Shares	Average Price per Share	Total
Acquisitions	220,734	$29.81	$6,580	—	$—	$—
Exercise of options	27,396	17.80	487	124,455	21.61	2,690
Restricted shares, net (1)	144,251	37.58	—	90,116	36.81	—
Payment of earn-out liability	35,250	30.84	1,087	—	—	—
Total	427,631	$31.75	$8,154	214,571	$27.99	$2,690

(1) Represents the non-cash release of common shares due to the vesting of restricted stock.

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

As of March 31, 2024 and March 31, 2023, there was $113.8 million and $146.6 million, respectively, of total unrecognized stock-based compensation expense related to unvested options, restricted stock units ("RSUs") and stock appreciation rights ("SARs") granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average three year period. The following number of shares were authorized to be issued and available for grant:

	March 31, 2024
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	7,538,276	2,036,219	9,574,495
Shares available for grant(1)	1,674,558	—	1,674,558

	March 31, 2023
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	6,329,913	2,037,019	8,366,932
Shares available for grant(1)	893,522	—	893,522

(1) In January 2024 and January 2023 the Board of Directors ratified the addition of 1,207,563 and 1,189,801 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. Shares available for grant exclude awards of stock appreciation rights approved in December 2021 that are subject to vesting based on the achievement of certain market conditions, which have not yet been, and may not be, achieved. See footnote 1 to the table in Common Stock Reserved for Future Issuance below for additional information on stock appreciation rights.

There were no stock-based compensation expenses related to the 2013 Plan in the three months ended March 31, 2024 and 2023. Total stock-based compensation expense for the 2017 Plans was as follows:

	Three Months Ended March 31,
	2024				2023
	Options	RSUs	SARs	Total	Options	RSUs	SARs	Total
Cost of revenue	$274	$637	$—	$911	$349	$543	$—	$892
Selling, general and administrative expense	789	7,282	2,290	10,361	1,724	8,154	2,265	12,143
Total	$1,063	$7,919	$2,290	$11,272	$2,073	$8,697	$2,265	$13,035

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units—The Company issues restricted stock awards ("RSAs") to certain 2017 Plan participants as Director’s compensation. There were no RSAs granted during the three months ended March 31, 2024 and 2023. These RSAs vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

The Board of Directors approved the grant of RSUs under certain supplemental incentive plans ("SI Plans"). There were zero and 246,417 RSUs issued under these SI Plans during the three months ended March 31, 2024 and March 31, 2023, respectively. The majority of the RSUs issued under these SI Plans during the three months ended March 31, 2024 vested 1/3 on the date of grant, and will vest 1/3 on the one-year anniversary of the grant, and 1/3 on the two-year anniversary of the grant, subject to continued service through each such date. The remaining RSUs vest annually over a 4-year period from the date of grant, subject to continued service through each such date.

RSAs and RSUs activity was as follows:

	Three Months Ended March 31,
	2024			2023
	Shares	Average Price per Share	Fair Value	Shares	Average Price per Share	Fair Value
Awards granted	259,118	$39.65	$10,273	464,186	$32.62	$15,140
Awards forfeited	(14,336)	37.04	531	—	—	—

There were an aggregate of 3,090,801 and 2,528,383 shares underlying outstanding RSAs and RSUs awards as of March 31, 2024 and March 31, 2023, respectively.

Stock Appreciation Rights— As of March 31, 2024, there were 3,000,000 units of SARs outstanding under the 2017 Plan. These SARs represent the right to receive, upon exercise, a payment equal to the excess of (a) the fair market value of one share of the Company’s common stock, over (b) an exercise price of $66.79, payable, at the Company’s election, in cash or shares of common stock. These SARs vest on the 5th anniversary of the date of the grant based on achievement of performance hurdles over a five-year period, subject to continued service on the vesting date. The performance hurdles are as follows:

SARs Stock Price Performance Hurdle	Portion of SARs Subject to Performance Hurdle
$133.58	1/3
$166.98	1/3
$200.37	1/3

The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date. None of the market conditions have been achieved as of March 31, 2024.

The SARs expire 10 years after the grant date. The fair value of these SARs at the grant date was $46.0 million. The weighted average remaining contract life of these SARs as of March 31, 2024 was 7.71 years.

Options—Options issued to all optionees under the 2017 Plan vest over 4-years from the date of issuance (or earlier vesting start date, as determined by the Board of Directors) as follows: one-half on the second anniversary of the grant date and the remaining half on the fourth anniversary of the grant date, with the exception of certain annual grants to certain executive officers, which vest annually over a 3-year and 1-year period. The following summarizes the options activity of the 2017 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options (in Thousands)
Outstanding as of December 31, 2022	2,579,566	$30.58	$14.96	7.8	$37,292
Granted	233,955	32.16	13.90	—	—
Forfeited/ cancelled	(34,619)	35.16	—	—	—
Exercised	(101,279)	24.55	—	—	2,467
Outstanding as of March 31, 2023	2,677,623	$30.89	$15.47	7.8	$21,127

Outstanding as of December 31, 2023	2,516,272	$30.92	$15.95	7.0	$13,825
Forfeited/ cancelled	(36,105)	38.78	—	—	—
Expired	(13,010)	44.16	—	—	—
Exercised	(18,746)	23.26	—	—	200
Outstanding as of March 31, 2024	2,448,411	$30.80	$16.00	6.8	$25,468
Exercisable at March 31, 2024	1,513,438	$31.13	$—	6.4	$15,380

The following weighted-average assumptions were used in the Black-Scholes option-pricing model calculation:

March 31,
2023
Common stock value (per share)	$32.16
Expected volatility	33.79%
Risk-free interest rate	3.72%
Expected life (years)	7.00
Forfeiture rate	None
Dividend rate	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted- Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The- Money Options (in Thousands)
Outstanding as of December 31, 2022	855,695	$6.43	$2.10	3.3	$32,478
Exercised	(23,176)	8.78	—	—	963
Outstanding as of March 31, 2023	832,519	6.37	2.06	3.0	24,393

Outstanding as of December 31, 2023	792,191	$6.40	$2.16	2.4	$20,380
Exercised	(8,650)	5.95	—	—	289
Outstanding as of March 31, 2024	783,541	$6.41	$2.18	2.2	$25,669
Exercisable at March 31, 2024	783,541	6.41		2.2	25,669

Total shares outstanding from exercised options were 1,577,184 shares and 1,434,885 shares as of March 31, 2024 and March 31, 2023, respectively.

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	March 31,
	2024	2023
Montrose 2013 Stock Incentive Plan	783,541	832,519
Montrose 2017 Stock Incentive Plan(1)	9,692,222	8,722,930
Total	10,475,763	9,555,449

(1) In January 2024 and 2023, the Board of Directors ratified the addition of 1,207,563 and 1,189,801 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited, or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards. Shares reserved for future issuance include 3,000,000 shares underlying the 3,000,000 performance SARs granted in December 2021 that are subject to vesting based on the achievement of certain market conditions. Assuming achievement at the highest price performance hurdle, approximately 2,000,000 shares of common stock would be issued upon vesting of these performance SARs. To date, none of the market conditions have been achieved.

17. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period. The Convertible and Redeemable Series A-2 Preferred Stock is considered a participating security during the applicable periods. Net losses are not allocated to the Convertible and Redeemable Series A-2 stockholders, as they were not contractually obligated to share in the Company’s losses.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of RSAs, RSUs, SARs, and shares of common stock underlying stock options outstanding under the Plans. During the three months ended March 31, 2024 and March 31, 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding during the applicable period due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(13,357)	$(14,719)
Convertible and redeemable series A-2 preferred stock dividend	(2,814)	(4,100)
Net loss attributable to common stockholders – basic and diluted	(16,171)	(18,819)
Weighted-average common shares outstanding – basic and diluted	30,381	29,857
Net loss per share attributable to common stockholders – basic and diluted	$(0.53)	$(0.63)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	March 31,
	2024(1)	2023(1)
Stock options	3,231,952	3,510,142
Restricted stock	2,569,253	2,151,785
Series A-2	4,292,268	4,735,220
SARs	3,000,000	3,000,000

_____________________________

(1) Includes 7,789,349 and 7,362,459 common stock equivalents that are out of the money as of March 31, 2024 and March 31, 2023, respectively.

18. SEGMENT AND GEOGRAPHIC LOCATION INFORMATION

The Company has three operating and reportable segments: Assessment, Permitting and Response, Measurement and Analysis, and Remediation and Reuse. These segments are monitored separately by management for performance against budget and prior year and are consistent with internal financial reporting. The Company’s operating segments are organized based upon primary services provided, the nature of the production process, types of customers, methods used to distribute the products and the nature of the regulatory environment.

Our Chief Executive Officer who serves as the Chief Operating Decision Maker (“CODM”), reviews segment Adjusted EBITDA as the primary measure of operating performance for all three operating segments. Segment Adjusted EBITDA is the calculated Company’s Earnings before interest, tax, depreciation and amortization (“EBITDA”), adjusted to exclude certain transactions such as stock-based compensation, acquisition costs, and fair value changes in financial instruments, amongst others. Beginning in the first quarter of 2023, the calculation of Segment adjusted EBITDA no longer adjusts for start-up losses and investment in new services as the CODM no longer reviews the Segment Adjusted EBITDA measure without these costs. The CODM does not review segment assets as a measure of segment performance.

During the first quarter of 2023, the Company determined to discontinue one of its specialty service lines within the lab testing business (the "Discontinued Specialty Lab"). On December 29, 2023, the Company sold the assets of the Discontinued Specialty Lab for a total sales price of $4.8 million, of which $0.5 million was received in cash and $4.3 million was issued as a promissory note receivable. The promissory note receivable is subject to an annual 9.0% interest rate and will be repaid in 60 monthly installments with the remaining balance payable in full on December 29, 2028. The promissory note receivable balance, net of expected loss and payment, was $2.1 million as of March 31, 2024 and December 31, 2023, respectively. The discontinuation of this specialty service line, which was part of the Company's Measurement and Analysis segment, did not represent a strategic shift that had a major effect on the Company’s operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

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

Segment revenues and Adjusted EBITDA consisted of the following:

	Three Months Ended March 31,
	2024		2023
		Segment		Segment
	Segment	Adjusted	Segment	Adjusted
	Revenues	EBITDA	Revenues	EBITDA
Assessment, Permitting and Response	$58,580	$16,280	$52,214	$14,266
Measurement and Analysis	45,494	6,504	42,527	6,387
Remediation and Reuse	51,251	5,012	36,687	5,278
Total Operating Segments	155,325	27,795	131,428	25,931
Corporate and Other	—	(10,873)	—	(9,328)
Total	$155,325	$16,922	$131,428	$16,603

Presented below is a reconciliation of the Company’s segment measure of profit and loss to net loss:

	For the Three Months Ended March 31,
	2024		2023
Total	$16,922		$16,603
Interest expense, net	(3,306)		(1,541)
Income tax expense	(493)		(1,367)
Depreciation and amortization	(11,653)		(10,555)
Stock-based compensation	(11,272)		(13,035)
Acquisition costs	(2,525)		(775)
Fair value changes in financial instruments	297		(1,873)
Fair value changes in business acquisition contingencies	(106)		398
Expenses related to financing transactions	(144)		(4)
Discontinued Specialty Lab	(596)	(1)	(2,436)	(1)
Other losses and expenses	(481)	(2)	(134)
Net loss	$(13,357)		$(14,719)

_______________________________

(1) Amounts consist of operating losses before depreciation related to the Discontinued Specialty Lab.

(2) Amount consists of costs associated with a lease abandonment.

The following table presents revenues by geographic location:

	For the Three Months Ended March 31,
	2024	2023
United States	$128,842	$126,801
Canada	21,281	3,880
Other international	5,202	747
Total revenue	$155,325	$131,428

19. RELATED-PARTY TRANSACTIONS

The Company did not have any material related party transactions during the three months ended March 31, 2024 and March 31, 2023.

20. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of March 31, 2024, and December 31, 2023, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 5.0% of the participant’s compensation. Employer contributions under the 401(k) Savings Plan were $2.7 million and $2.1 million for the three months ended

March 31, 2024 and March 31, 2023, respectively, and are included within selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.

21. SUBSEQUENT EVENTS

On April 22, 2024, the Company issued an aggregate of 3,450,000 shares of common stock in an underwritten secondary public offering, inclusive of the shares of common stock issued in connection with the underwriters exercise in full of their option to purchase additional shares of common stock. The Company sold the shares to the underwriters at the public offering price of $37.15 per share, less underwriting discounts and commissions of $1.67175 per share, resulting in net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company of approximately $121.8 million.

On April 1, 2024, the Company acquired substantially all of the assets of Engineering & Technical Associates, Inc., free and clear of any encumbrances. The purchase price was $2.0 million, of which $1.6 million was funded with cash on hand, and the remaining $0.4 million will be paid as deferred consideration in the Company's common stock in 2025.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results or outcomes may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024, or the 2023 Form 10-K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three months ended March 31, 2024 and March 31, 2023 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2023 Form 10-K.

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

Our Segments

We provide environmental services to our clients through three business segments—Assessment, Permitting and Response, Measurement and Analysis and Remediation and Reuse. For more information on each of our operating segments, see Item 1. “Business” in the 2023 Form 10-K.

Assessment, Permitting and Response

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

Measurement and Analysis

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

Remediation and Reuse

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada, Europe and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
(Revenues in thousands)	2024	2023
Acquisitions completed	2	2
Revenues attributable to acquisitions completed in the relevant period	$3,863	$967
Percentage of revenues	2.5%	0.7%

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

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn-outs could be significant. The amount of each for the three months ended March 31, 2024 and March 31, 2023, was:

	Three Months Ended March 31,
(in thousands)	2024	2023
Amortization expense	$7,429	$7,240
Acquisition-related costs	2,525	775
Fair value changes in business acquisition contingencies	106	(398)

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made an earn-out payment of $1.5 million in March 2024 in connection with our acquisition of Huco Consulting, Inc. ("Huco"), of which, $0.4 million was paid in cash, and the remaining $1.1 million in the Company's common stock. In connection with certain of our acquisitions, we may make up to $40.4 million in aggregate earn-out payments between the years 2025 and 2026, of which up to $14.2 million may be paid only in cash, up to $13.1 million may be paid only in common stock and up to $13.1 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

As part of this evaluation, during the first quarter of 2023, we determined to sell one of our specialty lab testing businesses, the Discontinued Specialty Lab, whose service offering was non-core to the Company’s business. On December 29, 2023, we sold the assets of the Discontinued Specialty Lab for a total sales price of $4.8 million. The discontinuation of this specialty service line did not represent a strategic shift that had a major effect on our operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

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

In January 2024, the Company partially exercised its option to request an increase in the aggregate commitments to provide an additional $100.0 million credit availability under the 2021 Credit Facility, comprised of an additional $50.0 million term loan and an additional $50.0 million in capacity under our revolving credit facility. Furthermore, the Company exercised its credit facility covenant holiday, increasing its leverage capacity from 3.75 times to 4.25 times for four quarters beginning with the first quarter of 2024.

Interest expense, net was $3.3 million and $1.5 million in the three months ended March 31, 2024 and March 31, 2023, respectively. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

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

Earnings Volatility

In addition to the impact of seasonality on earnings, our emergency response business exposes us to potentially significant revenue and earnings fluctuations tied both to the timing of large environmental emergency response projects following an incident or natural disaster or more broad scale events such as the COVID-19 pandemic. We also saw significant emergency response revenue in 2023 from a single event. Demand for environmental emergency response services remains difficult to predict and as a result, we may have experienced revenues and earnings in prior years that are not indicative of future results, making those periods particularly difficult comparisons for future periods. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results.

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Statements of operations data:
Revenues	$155,325	$131,428
Cost of revenues (exclusive of depreciation and amortization)	96,557	81,633
Selling, general and administrative expense	57,074	49,613
Fair value changes in business acquisition contingencies	106	(398)
Depreciation and amortization	11,653	10,555
Loss from operations	$(10,065)	$(9,975)
Other income (expense), net	507	(1,836)
Interest expense, net	(3,306)	(1,541)
Loss before income taxes	(12,864)	(13,352)
Income tax expense	493	1,367
Net loss	$(13,357)	$(14,719)
Series A-2 dividend payment	(2,814)	(4,100)
Net loss attributable to common stockholders	$(16,171)	$(18,819)
Weighted average number of shares — basic and diluted	30,381	29,857
Loss per share — basic and diluted	$(0.53)	$(0.63)

Revenues

For the three months ended March 31, 2024, we generated revenues of $155.3 million, an increase of $23.9 million, or 18.2% over the three months ended March 31, 2023. The period over period increase in revenues was primarily driven by acquisitions completed subsequent to the quarter ended March 31, 2023, which contributed revenues of $22.5 million, and strong organic growth in both our Measurement and Analysis and Assessment, Permitting and Response segments. These increases were partially offset by $7.5 million lower environmental emergency response service revenues, the exiting of the Discontinued Specialty Lab in December 2023, which generated revenues of $1.4 million in the three months ended March 31, 2023, and the shift away from lower margin revenue in our biogas business. Environmental emergency response revenues were $15.7 million in the three months ended March 31, 2024, compared to $23.2 million in the three months ended March 31, 2023.

Revenue by segment and as a percentage of total revenues was as follows:

	Three Months Ended March 31,
	2024		2023
(Revenues in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$58,580	37.7%	$52,214	39.7%
Measurement and Analysis	45,494	29.3	42,527	32.4
Remediation and Reuse	51,251	33.0	36,687	27.9
Total	$155,325		$131,428

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

For the three months ended March 31, 2024, cost of revenues was $96.6 million or 62.2% of revenues, and was comprised of direct labor of $53.6 million, outside services (including contracted labor, laboratory, shipping and freight and other outside services) of $21.0 million, field supplies, testing supplies and equipment rental costs of $12.1 million, project-related travel expenses of $6.3 million and other direct costs of $2.7 million.

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

Cost of revenues for the three months ended March 31, 2024 increased $15.0 million when compared to the three months ended March 31, 2023, driven by higher revenues, including the impact of acquisitions completed subsequent to the first quarter of 2023. These acquisitions contributed $16.4 million to the increase in cost of revenues. For the three months ended March 31, 2024, cost of revenues as a percentage of revenue decreased 0.1% from the three months ended March 31, 2023, primarily due to a decline in the percentage of total revenue from certain large Remediation and Reuse projects, which tend to have higher cost of sales as a percentage of revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

For the three months ended March 31, 2024, selling, general and administrative expense of $57.1 million was comprised of indirect labor of $30.0 million, stock-based compensation of $10.4 million, facilities costs of $5.8 million, acquisition-related costs of $2.5 million, and other costs (including software, travel, insurance, legal, consulting and audit services and bad debt) of $11.9 million.

For the three months ended March 31, 2023, selling, general and administrative expense of $49.6 million was comprised of indirect labor of $24.7 million, stock-based compensation of $12.1 million, facilities costs of $4.9 million, and other costs (including software, travel, insurance, legal, consulting, audit services, bad debt and acquisition-related costs) of $7.9 million.

Selling, general and administrative expense for the three months ended March 31, 2024 increased $7.5 million or 15.0% when compared to the three months ended March 31, 2023. This increase was primarily driven by an increase of approximately $6.0 million from selling, general and administrative expense pertaining to companies we acquired subsequent to the first quarter of 2023, and an increase in acquisition-related costs of $1.7 million.

Fair Value Changes in Business Acquisition Contingencies

For the three months ended March 31, 2024 and March 31, 2023, fair value changes in business acquisition contingencies resulted in an expense of $0.1 million and a gain of $0.4 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2024, was $11.7 million and was comprised of amortization of finite lived intangibles of $7.4 million, arising as a result of our acquisition activity, depreciation of property and equipment of $2.9 million and finance leases right-of-use asset amortization of $1.3 million.

Depreciation and amortization expense for the three months ended March 31, 2023, was $10.6 million and was comprised of amortization of finite lived intangibles of $7.2 million, arising as a result of our acquisition activity, depreciation of property and equipment of $2.2 million and finance leases right-of-use asset amortization of $1.2 million.

The increases in depreciation of property and equipment and the amortization of finance leases were primarily a result of higher property and equipment and right of use assets outstanding during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.

Other (Expense) Income, Net

Other income for the three months ended March 31, 2024 of $0.5 million was driven by a benefit of $0.3 million from the fair value adjustment on our interest rate swap.

Other expense for the three months ended March 31, 2023 of $1.8 million was driven by a fair value adjustment on our interest rate swap of $1.0 million and by a fair value adjustment to the Series A-2 preferred stock conversion option of $0.9 million.

Interest Expense, Net

Interest expense, net incurred in the three months ended March 31, 2024, was $3.3 million, compared to $1.5 million for the three months ended March 31, 2023. The increase in interest expense was primarily due to higher average debt balances, higher interest rates and lower interest income as a result of lower average cash balances.

Income Tax Expense

Income tax expense was $0.5 million and $1.4 million during the three months ended March 31, 2024 and March 31, 2023, respectively.

Segment Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024			2023
(in thousands, except percentages)	Segment Revenues	Segment Adjusted EBITDA (1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA (1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$58,580	$16,280	27.8%	$52,214	$14,266	27.3%
Measurement and Analysis	45,494	6,504	14.3	42,527	6,387	15.0
Remediation and Reuse	51,251	5,012	9.8	36,687	5,278	14.4
Total Operating Segments	$155,325	$27,795	17.9%	$131,428	$25,931	19.7%
Corporate and Other	—	(10,873)	n/a	—	(9,328)	n/a

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

Revenues

Assessment, Permitting and Response segment revenues for the three months ended March 31, 2024 were $58.6 million, an increase of $6.4 million or 12.2% compared to $52.2 million for the three months ended March 31, 2023. The increase was driven by strong organic growth, partially offset by a decline in revenues from environmental emergency response services of $7.5 million.

Measurement and Analysis segment revenues for the three months ended March 31, 2024 were $45.5 million, an increase of $3.0 million or 7.0% compared to revenues for the three months ended March 31, 2023 of $42.5 million. The increase was driven primarily by organic growth.

Remediation and Reuse segment revenues for the three months ended March 31, 2024 were $51.3 million, an increase of $14.6 million or 39.7% compared to revenues for the three months ended March 31, 2023 of $36.7 million. The increase was driven primarily by acquisitions completed subsequent to the first quarter of 2023, which contributed revenues of $22.5 million, partially offset by the shift in our biogas business to focus on higher margin, lower revenue projects, and lower water treatment revenues.

Segment Adjusted EBITDA

Assessment, Permitting and Response Segment Adjusted EBITDA was $16.3 million for the three months ended March 31, 2024, compared to $14.3 million for the three months ended March 31, 2023 and Segment Adjusted EBITDA margin was 27.8% and 27.3%, respectively. The increase in Segment Adjusted EBITDA and the 0.5% increase in Segment Adjusted EBITDA margin was primarily due to higher revenues and favorable revenue mix during the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.

Measurement and Analysis Segment Adjusted EBITDA was $6.5 million for the three months ended March 31, 2024, an increase of $0.1 million compared to Segment Adjusted EBITDA of $6.4 million for the three months ended March 31, 2023. The increase in Segment Adjusted EBITDA was due to higher revenues. For the three months ended March 31, 2024 and March 31, 2023, Segment Adjusted EBITDA margin was 14.3% and 15.0%, respectively. The decline in segment margins was a result of unfavorable revenue mix.

Remediation and Reuse Segment Adjusted EBITDA for the three months ended March 31, 2024 was $5.0 million, a decrease of $0.3 million compared to Segment Adjusted EBITDA for the three months ended March 31, 2023 of $5.3 million, and Segment Adjusted EBITDA margin was 9.8% and 14.4%, respectively. The decrease in Segment Adjusted EBITDA was a result of lower revenues from certain biogas and water projects when compared to the 2023 period. Segment Adjusted EBITDA margins were impacted by the acquisition of Matrix in June 2023, which had margins of 0.3% in the current year.

Corporate and other costs were $10.9 million for the three months ended March 31, 2024 compared to $9.3 million for the three months ended March 31, 2023. Corporate costs as a percentage of revenues were 7.0% for the three months ended March 31, 2024 compared to 7.1% in the three months ended March 31, 2023.

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

Our principal sources of liquidity have been cash generated by operating activities, borrowings under our credit facilities, other borrowing arrangements, and proceeds from the issuance of common and preferred stock. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. For example, an acquisition agreement might include an earn-out provision that provided for the payment of contingent consideration based on results in excess of a specified target. If the acquiree achieves the target within a specified timeline, the earn-out is (fully or partially) earned and paid in accordance with the agreement. In certain instances, as was the case with our acquisition of CTEH, the amount of earn-out payments can be significant. In connection with certain of our acquisitions, we may make up to $40.4 million in aggregate earn-out payments between the years 2025 and 2026, of which up to $14.2 million may be paid only in cash, up to $13.1 million may be paid only in common stock and up to $13.1 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

We expect to continue to finance our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the short- and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Consolidated Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(22,021)	$3,029
Net cash used in investing activities	(65,038)	(11,727)
Net cash provided by (used in) financing activities	73,347	(4,654)
Change in cash, cash equivalents and restricted cash	$(13,712)	$(13,352)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the three months ended March 31, 2024, net cash used in operating activities was $22.0 million compared to net cash provided by operating activities of $3.0 million for the three months ended March 31, 2023. The period-over-period decrease of $25.0 million, was primarily due to a higher increase in working capital in the current period of $30.0 million versus an increase in working capital in the prior year period of $9.7 million, as well as lower earnings before non-cash items of $8.0 million.

Working capital increased by $30.0 million in the three months ended March 31, 2024, primarily due to a decrease in accrued payroll and benefits of $10.0 million due primarily to the payment of bonuses in the first quarter, an increase in accounts receivable and contract assets of $9.1 million, a decrease in accounts payable and other accrued liabilities of $7.8 million, and an increase in prepaid expenses and other current assets of $2.5 million.

Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $65.0 million, driven by cash paid for the acquisitions of EPIC and 2DOT, net of cash acquired, of $58.1 million, as well as $6.0 million in cash consideration for purchases of property and equipment, $1.3 million in proprietary software development costs, partially offset by proceeds of assumed purchase price obligations of $0.3 million.

For the three months ended March 31, 2023, net cash used in investing activities was $11.7 million, primarily driven by cash paid for the acquisitions of Frontier and EAI, net of cash acquired, of $6.5 million, purchases of property and equipment for cash consideration of $4.1 million, purchases of proprietary software development of $0.7 million and payment of assumed purchase price obligations of $0.5 million.

Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $73.3 million. Cash provided in financing activities was driven by net borrowing of the 2021 Credit Facility of $134.7 million partially offset by the repayment on the Series A-2 preferred stock of $60.0 million.

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

Credit Facilities

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.” for details on our credit facilities.

Series A-2 Preferred Stock

See Note 15 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.” for details on our Series A-2 Preferred Stock.

Critical Accounting Policies and Estimates

Our 2023 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no material changes to those critical accounting policies and estimates as disclosed therein, other than as described in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of March 31, 2024, which factors in our interest rate swaps on $170.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolver would impact our annual income (loss) before income taxes by $1.2 million.

Inflation Risk

We experienced higher labor and significantly higher travel and other direct costs in the fiscal year ended December 31, 2022 and December 31, 2023 as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. In the three months ended March 31, 2024, we also experienced, and continue to experience, higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and although inflation has increased our Selling, general and administrative expense in the three months ended March 31, 2024, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Exchange Risk

Foreign exchange risk exposure arises because we sell our services throughout the United States, Canada, Australia and Europe. Our exposure to this risk has increased significantly due to our acquisition of Matrix in Canada, EPIC in Australia, and to a lesser extent, Vandrensning in Europe. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. As such, our future operating results are exposed to changes in exchange rates. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from the risk factors disclosed in our 2023 Form 10-K. The risks described in our 2023 Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks facing we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

On February 29, 2024, we issued an aggregate of 59,392 shares of common stock to the former owners of 2DOT as purchase price consideration. The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

On March 15, 2024, we issued an aggregate of 35,250 shares of common stock to the former owners of Huco as earnout consideration. The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Fourth Amendment to Credit Agreement and Lender Joinder Agreement, dated February 14, 2024, among Montrose Environmental Group, Inc., Montrose Environmental Group Ltd., the Guarantors (defined therein) party thereto, each financial institution party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer.(a)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

** Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(a) Previously filed on February 20, 2024 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Montrose Environmental Group, Inc.

Date: May 8, 2024	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer