Form 10-Q
period 2024-06-30
Montrose Environmental Group, Inc.
filed 2024-08-07
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 34,229,939 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash, cash equivalents and restricted cash	$16,905	$23,240
Accounts receivable, net	135,669	112,360
Contract assets	73,224	51,629
Prepaid and other current assets	14,222	13,695
Total current assets	240,020	200,924
Non-current assets
Property and equipment, net	63,627	56,825
Operating lease right-of-use asset, net	38,898	32,260
Finance lease right-of-use asset, net	14,827	13,248
Goodwill	435,483	364,449
Other intangible assets, net	142,870	140,813
Other assets	8,191	8,267
Total assets	$943,916	$816,786
Liabilities, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$58,223	$59,920
Accrued payroll and benefits	28,339	34,660
Business acquisitions contingent consideration, current	6,351	3,592
Current portion of operating lease liabilities	11,134	9,963
Current portion of finance lease liabilities	4,005	3,956
Current portion of long-term debt	23,667	14,196
Total current liabilities	131,719	126,287
Non-current liabilities
Business acquisitions contingent consideration, long-term	9,595	2,448
Other non-current liabilities	6,118	6,569
Deferred tax liabilities, net	8,238	6,064
Conversion option	19,570	19,017
Operating lease liability, net of current portion	30,003	25,048
Finance lease liability, net of current portion	8,223	8,185
Long-term debt, net of deferred financing fees	188,749	148,988
Total liabilities	$402,215	$342,606
Commitments and contingencies
Convertible and redeemable series A-2 preferred stock $0.0001 par value
Authorized, issued and outstanding shares: 11,667 and 17,500 at June 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $122.2 million and $182.2 million at June 30, 2024 and December 31, 2023, respectively	92,928	152,928
Stockholders’ equity:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at June 30, 2024 and December 31, 2023; issued and outstanding shares: 34,168,713 and 30,190,231 at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	682,879	531,831
Accumulated deficit	(233,883)	(210,356)
Accumulated other comprehensive (loss) income	(223)	(223)
Total stockholders’ equity	448,773	321,252
Total liabilities, convertible and redeemable series A-2 preferred stock and stockholders’ equity	$943,916	$816,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$173,325	$159,101	$328,650	$290,529
Cost of revenues (exclusive of depreciation and amortization shown below)	104,086	98,196	200,643	179,829
Selling, general and administrative expense	59,239	55,247	116,313	104,860
Fair value changes in business acquisition contingencies	136	353	242	(45)
Depreciation and amortization	12,515	11,398	24,168	21,953
Loss from operations	(2,651)	(6,093)	(12,716)	(16,068)
Other income (expense), net	(924)	947	(417)	(889)
Interest expense, net	(3,976)	(1,877)	(7,282)	(3,418)
Total other income (expense), net	(4,900)	(930)	(7,699)	(4,307)
Loss before expense from income taxes	(7,551)	(7,023)	(20,415)	(20,375)
Income tax expense	2,619	151	3,112	1,518
Net loss	$(10,170)	$(7,174)	$(23,527)	$(21,893)

Equity adjustment from foreign currency translation	35	(118)	—	(106)
Comprehensive loss	(10,135)	(7,292)	(23,527)	(21,999)
Convertible and redeemable series A-2 preferred stock dividend	(2,750)	(4,100)	(5,564)	(8,200)
Net loss attributable to common stockholders	(12,920)	(11,274)	(29,091)	(30,093)
Weighted average common shares outstanding— basic and diluted	33,318	30,047	31,850	29,952
Net loss per share attributable to common stockholders— basic and diluted	$(0.39)	$(0.38)	$(0.91)	$(1.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	17,500	$152,928	29,746,793	$—	$492,676	$(179,497)	$8	$313,187
Net loss	—	—	—	—	—	(14,719)	—	(14,719)
Stock-based compensation	—	—	—	—	13,035	—	—	13,035
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	214,571	—	2,690	—	—	2,690
Accumulated other comprehensive income	—	—	—	—	—	—	12	12
Balance at March 31, 2023	17,500	$152,928	29,961,364	$—	$504,301	$(194,216)	$20	$310,105
Net loss	—	—	—	—	—	(7,174)	—	(7,174)
Stock-based compensation	—	—	—	—	11,090	—	—	11,090
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	43,538	—	605	—	—	605
Acquisitions consideration paid in common stock	—	—	86,577	—	2,598	—	—	2,598
Accumulated other comprehensive loss	—	—	—	—	—	—	(118)	(118)
Balance at June 30, 2023	17,500	$152,928	30,091,479	$—	$514,494	$(201,390)	$(98)	$313,006

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	17,500	$152,928	30,190,231	$—	$531,831	$(210,356)	$(223)	$321,252
Net loss	—	—	—	—	—	(13,357)	—	(13,357)
Stock-based compensation	—	—	—	—	11,272	—	—	11,272
Redemption of Series A-2 preferred stock	(5,833)	(60,000)	—	—	—	—	—	-
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(2,814)	—	—	(2,814)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	171,647	—	487	—	—	487
Acquisitions consideration paid in common stock	—	—	220,734	—	6,580	—	—	6,580
Payment of earn-out liability	—	—	35,250	—	1,087	—	—	1,087
Accumulated other comprehensive income	—	—	—	—	—	—	(35)	(35)
Balance at March 31, 2024	11,667	$92,928	30,617,862	$—	$548,443	$(223,713)	$(258)	$324,472
Net loss	—	—	—	—	—	(10,170)	—	(10,170)
Stock-based compensation	—	—	—	—	11,831	—	—	11,831
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(2,750)	—	—	(2,750)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	39,144	—	888	—	—	888
Issuance of common stock pursuant to follow-on offering	—	—	3,450,000	—	121,776	—	—	121,776
Acquisitions consideration paid in common stock	—	—	61,707	—	2,691	—	—	2,691
Accumulated other comprehensive loss	—	—	—	—	—	—	35	35
Balance at June 30, 2024	11,667	$92,928	34,168,713	$—	$682,879	$(233,883)	$(223)	$448,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(23,527)	$(21,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,168	21,953
Amortization of right-of-use asset	5,429	5,041
Stock-based compensation expense	23,103	24,125
Other operating activities, net	4,121	5,439
Changes in operating assets and liabilities, net of acquisitions:		—
Accounts receivable and contract assets	(38,021)	2,078
Accounts payable and other accrued liabilities	(938)	(5,553)
Accrued payroll and benefits	(7,940)	411
Payment of contingent consideration	—	(611)
Change in operating leases	(6,306)	(4,805)
Other assets	(1,216)	(1,673)
Net cash (used in) provided by operating activities	(21,127)	24,512
Investing activities:
Proceeds from corporate owned and property insurance	120	86
Purchases of property and equipment	(17,928)	(20,951)
Proceeds from the sale of property and equipment	2,069	—
Proprietary software development and other software costs	(1,736)	(2,041)
Purchase price true ups	—	(1,027)
Minority investments	(210)	—
Cash paid for acquisitions, net of cash acquired	(70,252)	(63,050)
Net cash used in investing activities	(87,937)	(86,983)
Financing activities:
Proceeds from line of credit	202,771	—
Repayment of the line of credit	(199,119)	—
Proceeds from the aircraft loan	—	10,935
Repayment of aircraft loan	(526)	—
Proceeds from term loan	50,000	—
Repayment of term loan	(3,906)	(6,597)
Payment of contingent consideration and other purchase price true ups	(525)	(1,194)
Repayment of finance leases	(3,105)	(2,198)
Payments of deferred financing costs	(348)	—
Proceeds from issuance of common stock for exercised stock options	1,375	3,295
Proceeds from issuance of common stock in follow-on offering	121,776	—
Dividend payment to the series A-2 stockholders	(5,564)	(8,200)
Repayment to the series A-2 stockholders	(60,000)	—
Net cash provided by (used in) financing activities	102,829	(3,959)
Change in cash, cash equivalents and restricted cash	(6,235)	(66,430)
Foreign exchange impact on cash balance	(100)	(91)
Cash, cash equivalents and restricted cash:
Beginning of year	23,240	89,828
End of period	$16,905	$23,307
Supplemental disclosures of cash flows information:
Cash paid for interest	$6,858	$2,937
Cash paid for income tax	$699	$1,261
Supplemental disclosures of non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,217	$2,304
Property and equipment purchased under finance leases	$3,243	$3,326
Common stock issued to acquire new businesses	$9,271	$2,598
Acquisitions unpaid contingent consideration	$15,946	$6,430
Acquisitions contingent consideration paid in common stock	$1,087	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 110 offices across the United States, Canada, Australia and Europe and approximately 3,380 employees as of June 30, 2024.

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) that permit reduced disclosure for interim periods. The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All intercompany transactions, accounts and profits, have been eliminated in the unaudited condensed consolidated financial statements.

Within the unaudited condensed consolidated financial statements certain amounts in the prior period have been reclassified to conform with current period presentation. The Company reclassified $1.8 million of provision for bad debt, $0.9 million of fair value changes, $1.5 million of deferred income taxes, and $1.1 million of other activities to other operating activities, net, in the condensed consolidated statements of cash flows for the six months ended June 30, 2023. The Company disaggregated 130,115 shares or $3.2 million of common stock issued for quarter ended June 30, 2023, and 427,631 shares or $8.2 million of common stock issued for quarter ended March 31, 2024 to separate line items on the condensed consolidated statements of convertible and redeemable series A-2 preferred stock and stockholders’ equity. These changes had no effect on the Company's results of operations or financial position.

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for the Company's fiscal year beginning January 1, 2024 and requires the use of a retrospective approach to all prior periods presented. The Company adopted the standard on January 1, 2024, and plans to adopt the standard for interim periods beginning January 1, 2025. The Company is evaluating the potential impact of its adoption of ASU 2023-07 on the Company's audited Consolidated Financial Statements but does not anticipate that such an adoption will have a material impact.

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

The following table presents the Company’s contract balances:

	June 30,	December 31,
	2024	2023
Contract assets	$73,224	$51,629
Contract liabilities	13,284	8,132

Contract assets acquired through business acquisitions amounted to $2.4 million and $2.2 million as of June 30, 2024 and December 31, 2023, respectively. No material contract liabilities were acquired through business acquisitions as of June 30, 2024 and December 31, 2023.

Revenue recognized during the three and six months ended June 30, 2024, included in the contract liabilities balance at the beginning of the year was $4.8 million and $9.3 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on fixed fee contracts awarded primarily within our soil remediation, water treatment, and renewable business lines. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of June 30, 2024 and December 31, 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $80.5 million and $81.9 million, respectively. As of June 30, 2024, the Company expected to recognize approximately $60.5 million of this amount as revenue within a year and $20.0 million the year after.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	June 30, 2024	December 31, 2023
Accounts receivable, invoiced	$136,972	$115,064
Accounts receivable, other	1,481	20
Allowance for doubtful accounts	(2,784)	(2,724)
Accounts receivable, net	$135,669	$112,360

The Company had one and zero customer that exceeded 10.0% of its gross receivables as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024, the Company had no customer who accounted for more than 10% of revenue. During the three and six months ended June 30, 2023, the Company had one customer who accounted for 12.3% and 10.4% of revenue, respectively. The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)	Charged to Allowance	Other(1)	Ending Balance
Six months ended June 30, 2024	$2,724	$(659)	$(11)	$730	$2,784
Year ended December 31, 2023	1,915	3,142	(2,333)	—	2,724

____________________

(1)
This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Deposits	$1,412	$1,764
Prepaid expenses	9,831	8,112
Supplies	2,979	3,819
Prepaid and other current assets	$14,222	$13,695

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	June 30, 2024	December 31, 2023
Lab and test equipment	$20,989	$20,341
Vehicles	6,096	6,033
Equipment	54,782	50,387
Furniture and fixtures	3,001	2,963
Leasehold improvements	12,444	10,808
Aircraft	12,386	12,312
Building	5,748	5,748
	115,446	108,592
Land	1,089	1,089
Construction in progress	10,497	3,956
Less: Accumulated depreciation	(63,405)	(56,812)
Total property and equipment—net	$63,627	$56,825

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $4.1 million and $7.0 million for the three and six months ended June 30, 2024, respectively, and $2.6 million and $4.8 million for the three and six months ended June 30, 2023, respectively.

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

The components of lease expense were as follows:

		For the Three Months Ended June 30,
	Statement of Operations Location	2024	2023
Operating lease cost
Lease cost	Selling, general and administrative expense	$2,956	$2,804
Variable lease cost	Selling, general and administrative expense	580	299
Total operating lease cost		$3,536	$3,103

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	$1,293	$1,429
Interest on lease liabilities	Interest expense, net	204	171
Total finance lease cost		$1,497	$1,600
Total lease cost		$5,033	$4,703

		For the Six Months Ended June 30,
	Statement of Operations Location	2024	2023
Operating lease cost
Lease cost	Selling, general and administrative expense	$5,950	$5,545
Variable lease cost	Selling, general and administrative expense	1,036	625
Total operating lease cost		$6,986	$6,170

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	$2,571	$2,583
Interest on lease liabilities	Interest expense, net	399	301
Total finance lease cost		$2,970	$2,884
Total lease cost		$9,956	$9,054

Supplemental cash flows information related to leases was as follows:

	For the Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$6,170	$5,306
Operating cash flows used in finance leases	399	301
Financing cash flows used in finance leases	3,103	2,198

Lease liabilities arising from new ROU assets:
Operating leases	9,694	23,831
Finance leases	2,666	3,326

Weighted average remaining lease terms and weighted average discount rates were:

	June 30, 2024
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.4	3.4
Weighted average discount rate	4.4%	6.5%

	June 30, 2023
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.5	3.3
Weighted average discount rate	2.8%	5.8%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2024	$6,623	$2,547
2025	11,643	4,072
2026	9,342	3,409
2027	6,484	2,408
2028	5,029	1,244
2029 and thereafter	6,362	—
Total undiscounted future minimum lease payments	$45,483	$13,680
Less imputed interest	(4,347)	(1,452)
Total discounted future minimum lease payments	$41,136	$12,228

7. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired certain businesses during the six months ended June 30, 2024 and during the year ended December 31, 2023. The results of each of those acquired businesses are included in the unaudited condensed consolidated financial statements beginning on the respective acquisition date. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

The Company may be required to make up to $40.4 million in aggregate earn-out payments between the years 2024 and 2026 in connection with certain of its business acquisitions, of which up to $14.2 million may be paid only in cash, up to $13.1 million may be paid only in common stock and up to $13.1 million may be paid, at the Company’s option, in cash or common stock.

Transaction costs related to business combinations totaled $1.1 million and $3.6 million for the three and six months ended June 30, 2024, respectively, and $2.7 million and $3.5 million for the three and six months ended June 30, 2023, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Acquisitions Completed During the Six Months Ended June 30, 2024

Epic Environmental Pty LTD (“EPIC”) —In January 2024, the Company completed the acquisition of EPIC by acquiring 100% of its common stock. EPIC is an environmental science and engineering consultancy, based in Brisbane, Australia, and serving clients across Australia.

Two Dot Consulting, LLC (“2DOT”)—In February 2024, the Company completed the acquisition of 2DOT by acquiring 100% of its ownership interest. 2DOT is a leading environmental consultancy specializing in regulatory services to the oil and gas, and renewable sectors in the Rocky Mountain and adjacent regions, and is based in Denver, Colorado.

Engineering & Technical Associates, Inc. ("ETA")—In April, 2024, the Company acquired substantially all of the assets of ETA. ETA is a niche consulting firm focusing on providing process safety management, process hazardous analysis, and other safety-focus services to industrial clients throughout the United States and Alaska.

Paragon Soil and Environmental Consulting Inc. (“Paragon”) —In May 2024, the Company completed the acquisition of Paragon by acquiring 100% of its ownership and interest. Paragon is a consulting firm that provides services for clients in the oil sands, pipeline, mining, and power sectors across western Canada.

The following table summarizes the elements of the preliminary purchase price of the acquisitions completed during the six months ended June 30, 2024:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
EPIC	$19,914	$4,748	$587	$11,113	$36,362
2DOT	39,393	1,832	(1,179)	—	40,046
ETA	1,600	—	400	—	2,000
Paragon	10,982	2,691	(240)	—	13,433
Total	$71,889	$9,271	$(432)	$11,113	$91,841

The upfront cash payment made to acquire the acquisitions completed during the six months ended June 30, 2024 was funded through cash on hand and borrowings under our revolving credit facility. The other purchase price components mainly consist of deferred purchase price liabilities and surplus or deficit working capital amounts.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	EPIC	2DOT	ETA	Paragon	Total(1)
Cash	$1,045	$143	$—	$451	$1,639
Accounts receivable and contract assets	1,772	740	—	3,212	5,724
Other current assets	78	59	—	85	222
Current assets	$2,895	$942	$—	$3,748	$7,585
Property and equipment	43	—	—	330	373
Operating lease right-of-use asset	1	301	—	1,798	2,100
Customer relationships	12,327	—	—	—	12,327
Trade names	652	—	—	—	652
Covenants not to compete	1,365	—	—	—	1,365
Goodwill	20,842	39,388	2,000	10,563	72,793
Total assets	$38,125	$40,631	$2,000	$16,439	$97,195
Current liabilities	1,763	392	—	1,471	3,626
Operating lease liability—net of current portion	—	193	—	1,513	1,706
Other non-current liabilities	—	—	—	22	22
Total liabilities	$1,763	$585	$—	$3,006	$5,354
Purchase price	$36,362	$40,046	$2,000	$13,433	$91,841

___________________________________

(1) The Company is continuing to obtain information to complete the valuation of certain of these acquisitions' assets and liabilities.

For the acquisitions completed during the six months ended June 30, 2024, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024 includes revenue of $7.7 million and $11.6 million, respectively, and pre-tax income of $1.1 million and $2.4 million, respectively, related to these acquisitions.

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

During the six months ended June 30, 2024, measurement period adjustments of $40.9 million were recorded to goodwill as a result of the Company’s efforts to complete the valuation of certain acquired assets and assumed liabilities (Note 8).

Supplemental Unaudited Pro-Forma—The unaudited condensed consolidated financial information summarized in the following table gives effect to the 2024 acquisitions discussed above and all acquisitions completed in 2023 assuming they occurred on January 1, 2023. These unaudited consolidated pro-forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro-forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2023 nor does the information purport to reflect results for any future period.

	For the Three Months Ended June 30,
	2024			2023
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$173,325	$2,536	$175,861	$159,101	$18,177	$177,278
Net (loss) income	$(10,170)	$436	$(9,734)	$(7,174)	$1,960	$(5,214)

	For the Six Months Ended June 30,
	2024			2023
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$328,650	$7,396	$336,046	$290,529	$43,808	$334,337
Net (loss) income	$(23,527)	$1,362	$(22,165)	$(21,893)	$3,703	$(18,190)

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2023	$184,946	$93,890	$85,613	$364,449
Goodwill acquired during the period	2,000	—	109,813	111,813
Acquisitions measurement period adjustments	—	—	(39,020)	(39,020)
Prior year acquisitions measurement period adjustments	—	(844)	(1,013)	(1,857)
Foreign currency translation impact	—	—	98	98
Balance as of June 30, 2024	$186,946	$93,046	$155,491	$435,483

Amounts related to finite-lived intangible assets are as follows:

June 30, 2024	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$241,298	$127,105	$114,193
Covenants not to compete	37,809	32,177	5,632
Trade names	25,106	22,030	3,076
Proprietary software	27,568	20,117	7,451
Patent	17,479	4,961	12,518
Total other intangible assets, net	$349,260	$206,390	$142,870

December 31, 2023	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$227,986	$116,226	$111,760
Covenants not to compete	36,250	30,889	5,361
Trade names	24,434	20,720	3,714
Proprietary software	26,486	19,309	7,177
Patent	17,479	4,678	12,801
Total other intangible assets, net	$332,635	$191,822	$140,813

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $7.1 million and $14.6 million for the three and six months ended June 30, 2024, respectively, and $7.4 million and $14.6 million for the three and six months ended June 30, 2023, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2024 (remaining)	$15,430
2025	$23,024
2026	$18,038
2027	$17,201
2028	$14,349
Thereafter	$54,828
Total	$142,870

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accounts payable	$24,294	$31,053
Accrued expenses	14,018	16,059
Other business acquisitions purchase price obligations	2,663	1,022
Contract liabilities	13,284	8,132
Other current liabilities	3,964	3,654
Total accounts payable and other accrued liabilities	$58,223	$59,920

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	June 30, 2024	December 31, 2023
Accrued bonuses	$7,496	$18,453
Accrued paid time off	5,092	1,316
Accrued payroll	11,908	11,814
Accrued other	3,843	3,077
Total accrued payroll and benefits	$28,339	$34,660

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was (45.3)% and (16.8)% for the three and six months ended June 30, 2024, respectively, and (2.2)% and (7.5)% for the three and six months ended June 30, 2023, respectively. Income tax expense recorded by the Company during the three and six months ended June 30, 2024 was $2.6 million and $3.1 million, respectively. Income tax expense recorded by the Company during the three and six months ended June 30, 2023 was $0.2 million and $1.5 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of June 30, 2024, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of June 30, 2024. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

12. DEBT

Debt consisted of the following:

	June 30, 2024	December 31, 2023
Term loan facility	$200,314	$154,219
Revolving line of credit	3,651	—
Aircraft loan	9,819	10,344
Less deferred debt issuance costs	(1,368)	(1,379)
Total debt	$212,416	$163,184
Less current portion of long-term debt	(23,667)	(14,196)
Long-term debt, less current portion	$188,749	$148,988

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

Quarterly installment repayments for the three and six months ended June 30, 2024 were $0.6 million and $3.9 million, respectively. Repayment in the amount of $3.3 million for the second quarter was accrued as of June 30, 2024. Exclusive of the repayment made related to quarter ended March 31, 2023, quarterly installment repayments for the three and six months ended June 30, 2023 were $2.2 million and $4.4 million, respectively.

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

On May 30, 2023, the Company entered into a second interest rate swap transaction, fixing the floating component of the interest rate on an additional $70.0 million of borrowings to 1-Month Term SOFR and a coupon of 3.88% until April 27, 2026.

On June 5, 2024, the Company transitioned the 2022 Interest Rate Swap agreement of $100.0 million to a three-year term on $80.0 million of borrowings, with a fixed SOFR rate of 3.27%.

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

As of June 30, 2024 and December 31, 2023, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 2.4 times and 1.9 times, respectively, and the Company was in compliance with all covenants under the 2021 Credit Facility.

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

The weighted average interest rate on the 2021 Credit Facility for the six months ended June 30, 2024 and June 30, 2023, before giving effect to the impact of the interest rate swaps, was 7.4% and 6.3%, respectively, and after giving effect to the impact of the interest rate swaps, was 3.4%, and 2.1%, respectively.

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

Equipment Line of Credit—In May 2024, the Company entered into a $15.0 million equipment leasing facility for the purchase of equipment and related freight, installation costs and taxes paid. Any unused capacity on this equipment leasing facility will expire on April 15, 2025. Interest on leases financed under this facility is based on the SOFR swap rate on or closest to the closing date. Equipment leased through this line of credit met the finance lease criteria as per ASC 842 and accordingly is accounted for as finance lease right-of-use assets and finance lease liabilities.

The following is a schedule of the aggregate annual maturities of long-term debt presented on the unaudited condensed consolidated statement of financial position, gross of deferred debt issuance cost of $1.4 million, based on the terms of the 2021 Credit Facility and the Aircraft Loan:

	2021 Credit Facility
June 30,	Term Loan	Revolver	Aircraft Loan	Total
2025	$18,907	$3,651	$1,109	$23,667
2026	181,407	—	1,188	182,595
2027	—	—	1,273	1,273
2028	—	—	6,249	6,249
Total	$200,314	$3,651	$9,819	$213,784

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	June 30, 2024	December 31, 2023
Interest rate swap (1)	$3,108	$3,461
Total Assets	$3,108	$3,461

Business acquisitions contingent consideration, current	$6,351	$3,592
Business acquisitions contingent consideration, long-term	9,595	2,448
Conversion option	19,570	19,017
Total Liabilities	$35,516	$25,057

_____________________________

(1) Included in other assets in the unaudited condensed consolidated statement of financial position.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Total Liabilities
Balance as of December 31, 2022	$6,046	$6,046	$3,801	$4,454	$25,731	$33,986
Acquisitions	—	—	25	—	—	25
Changes in fair value included in earnings	416	416	(162)	117	1,424	1,379
Payment of contingent consideration payable	—	—	(1,805)	—	—	(1,805)
Reclass of long term to short term contingent liabilities	—	—	2,260	(2,260)	—	—
Balance as of June 30, 2023	$6,462	$6,462	$4,119	$2,311	$27,155	$33,585

Balance as of December 31, 2023	$3,461	$3,461	$3,592	$2,448	$19,017	$25,057
Acquisitions	—	—	4,976	6,137		11,113
Changes in fair value included in earnings	(353)	(353)	59	184	553	796
Payment of contingent consideration payable	—	—	(1,450)	—		(1,450)
Reclass of long term to short term contingent liabilities	—	—	(826)	826		—
Balance as of June 30, 2024	$3,108	$3,108	$6,351	$9,595	$19,570	$35,516

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2031. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2029 (Note 6 and 12).

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

15. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. The Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full on July 30, 2020. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $2.8 million and $4.1 million during the three months ended June 30, 2024 and June 30, 2023, and $5.6 million and $8.2 million during the six months ended June 30, 2024 and June 30, 2023, respectively.

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

The Company may, at its option on any one or more dates, redeem all or a minimum portion (the lesser of (i) $25.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock and (ii) all of the Convertible and Redeemable Series A-2 Preferred Stock then outstanding) of the outstanding Convertible and Redeemable Series A-2 Preferred Stock in cash. In January 2024, the Company redeemed $60 million of the outstanding Convertible and Redeemable Series A-2 Preferred Stock with cash. As of June 30, 2024, the aggregate amount of the Convertible and Redeemable Series A-2 Preferred Stock issued and outstanding was $122.2 million, or 11,667 shares.

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of June 30, 2024, the Company has determined that a change of control is not probable. Additionally, as of June 30, 2024, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of June 30, 2024, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary.

The Convertible and Redeemable Series A-2 Preferred Stock contains a conversion option of the preferred shares to shares of common stock beginning on the fourth-year anniversary of the issuance date. As of June 30, 2024 and December 31, 2023, this conversion embedded feature had a net fair value of $19.6 million and $19.0 million, respectively. The change in net fair value of $0.5 million and $0.6 million for the three and six months ended June 30, 2024, respectively, and $0.5 million and $1.4 million for the three and six months ended June 30, 2023, respectively, was recorded to other expense.

16. STOCKHOLDERS’ EQUITY

On April 22, 2024, the Company issued an aggregate of 3,450,000 shares of common stock in an underwritten public offering, inclusive of the shares of common stock issued in connection with the underwriters exercise in full of their option to purchase additional shares of common stock. The Company sold the shares to the underwriters at the public offering price of $37.15 per share, less underwriting discounts and commissions of $1.67175 per share, resulting in net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company of $121.8 million.

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of awards of restricted stock ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights ("SARs") and shares of common stock underlying stock options outstanding under the Company's stock incentive plans. During the three and six months ended June 30, 2024 and June 30, 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding during the applicable period due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(10,170)	$(7,174)	$(23,527)	$(21,893)
Convertible and redeemable series A-2 preferred stock dividend	(2,750)	(4,100)	(5,564)	(8,200)
Net loss attributable to common stockholders – basic and diluted	(12,920)	(11,274)	(29,091)	(30,093)
Weighted-average number of shares of common stock outstanding – basic and diluted	33,318	30,047	31,850	29,952
Net loss per share attributable to common stockholders – basic and diluted	$(0.39)	$(0.38)	$(0.91)	$(1.00)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	June 30,
	2024(1)	2023(1)
Stock options	3,179,129	3,436,263
Restricted stock	2,579,982	2,325,322
Series A-2 preferred stock	3,317,141	5,350,017
SARs	3,000,000	3,000,000

_____________________________

(1) Includes 6,782,913 and 7,578,724 common stock equivalents that are out of the money as of June 30, 2024 and June 30, 2023, respectively.

18. STOCK-BASED PLANS AND COMPENSATION

Employee Equity Incentive Plans

The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

The following number of shares were authorized to be issued and available for grant:

	June 30, 2024
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	7,538,276	2,036,219	9,574,495
Shares available for grant(1)	1,677,508	—	1,677,508

	June 30, 2023
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	6,330,588	2,036,344	8,366,932
Shares available for grant(1)	750,326	—	750,326

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

There were no stock-based compensation expenses related to the 2013 Plan in the three and six months ended June 30, 2024 and 2023. Total stock-based compensation expense related to the 2017 Plan was as follows:

	Three Months Ended June 30,
	2024				2023
	Options	RSUs	SARs	Total	Options	RSUs	SARs	Total
Cost of revenue	$355	$845	$—	$1,200	$466	$243	$—	$709
Selling, general and administrative expense	787	7,554	2,290	10,631	1,070	7,021	2,290	10,381
Total	$1,142	$8,399	$2,290	$11,831	$1,536	$7,264	$2,290	$11,090

	Six Months Ended June 30,
	2024				2023
	Options	RSUs	SARs	Total	Options	RSUs	SARs	Total
Cost of revenue	$629	$1,482	$—	$2,111	$815	$786	$—	$1,601
Selling, general and administrative expense	1,576	14,836	4,580	20,992	2,794	15,175	4,555	22,524
Total	$2,205	$16,318	$4,580	$23,103	$3,609	$15,961	$4,555	$24,125

As of June 30, 2024 and June 30, 2023, there was $109.6 million and $141.5 million, respectively, of total unrecognized stock-based compensation expense related to unvested options, restricted stock and SARs granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average 2.5 year period.

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units

RSAs and RSUs activity was as follows:

	Six Months Ended June 30,
	2024		2023
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Beginning outstanding shares	2,468,722		1,777,715
Granted	289,155	$40.58	641,282	$37.27
Forfeited/ cancelled	(27,953)	$37.62	(3,559)	$32.16
Vested	(149,942)	$37.49	(90,116)	$36.81
Ending outstanding shares	2,579,982		2,325,322

Stock Appreciation Rights

As of June 30, 2024, there were 3,000,000 units of SARs outstanding under the 2017 Plan. These SARs represent the right to receive, upon exercise, a payment equal to the excess of (a) the fair market value of one share of the Company’s common stock, over (b) an exercise price of $66.79, payable, at the Company’s election, in cash or shares of common stock. These SARs vest on the 5th anniversary of the date of grant based on achievement of performance hurdles over a five year period, subject to continued service on the vesting date. The performance hurdles are as follows:

SARs Stock Price Performance Hurdle	Portion of SARs Subject to Performance Hurdle
$133.58	1/3
$166.98	1/3
$200.37	1/3

The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date. None of the market conditions have been achieved as of June 30, 2024.

The SARs expire 10 years after the grant date. The fair value of these SARs at the grant date was $46.0 million. The weighted average remaining contract life of these SARs as of June 30, 2024 was 7.46 years.

Options

The following summarizes the options activity of the 2017 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2022	2,579,566	$31.00	$15.00	7.8	$37,292
Granted	233,955	32.16	13.90	—	—
Forfeited/ cancelled	(63,085)	37.41	—	—	—
Expired	(1,200)	25.05	—	—	—
Exercised	(125,229)	23.76	—	—	2,794
Outstanding as of June 30, 2023	2,624,007	$30.88	$15.62	7.5	$32,414

Outstanding as of December 31, 2023	2,516,272	$30.92	$15.95	7.0	$13,825
Forfeited/ cancelled	(48,765)	38.87	—	—	—
Expired	(19,720)	45.55	—	—	—
Exercised	(47,948)	27.05	—	—	663
Outstanding as of June 30, 2024	2,399,839	$30.72	$16.27	7.0	$14,488
Exercisable as of June 30, 2024	1,484,676	$31.13		6.2	$20,723

The following weighted-average assumptions were used in the Black-Scholes option-pricing model calculation:

June 30, 2023
Common stock value (per share)	$32.16
Expected volatility	33.79%
Risk-free interest rate	3.72%
Expected life (years)	7.00
Forfeiture rate	None
Dividend rate	None

Montrose Amended & Restated 2013 Stock Option Plan

The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2022	855,695	$6.00	$2.00	3.3	$32,478
Expired	(675)	6.03	—	—	—
Exercised	(42,764)	7.47	—	—	1,514
Outstanding as of June 30, 2023	812,256	$6.38	$2.11	2.8	$29,030

Outstanding as of December 31, 2023	792,191	$6.40	$2.16	2.4	$20,380
Exercised	(12,901)	6.08
Outstanding as of June 30, 2024	779,290	$6.41	$2.20	1.9	$29,730
Exercisable as of June 30, 2024	779,290	$6.41		1.9	$29,730

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	June 30,
	2024	2023
Montrose 2013 Stock Incentive Plan	779,290	812,256
Montrose 2017 Stock Incentive Plan(1)	9,657,329	8,699,655
	10,436,619	9,511,911

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

Our Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"), reviews Segment Adjusted EBITDA as the primary measure of operating performance for all three operating segments. Segment Adjusted EBITDA is the calculated Company’s Earnings before Interest, Tax, Depreciation and Amortization (“EBITDA”), adjusted to exclude certain transactions such as stock-based compensation, acquisition costs and fair value changes in financial instruments, amongst others. Beginning in the first quarter of 2023, the calculation of Segment adjusted EBITDA no longer adjusts for start-up losses and investment in new services as the CODM no longer reviews the Segment Adjusted EBITDA measure without these costs. The CODM does not review segment assets as a measure of segment performance.

During the first quarter of 2023, the Company determined to discontinue one of its non-core specialty service lines within the lab testing business (the "Discontinued Specialty Lab"). On December 29, 2023, the Company sold the assets of the Discontinued Specialty Lab for a total sales price of $4.8 million, of which $0.5 million was received in cash and $4.3 million was issued as a promissory note receivable. The promissory note receivable is subject to an annual 9.0% interest rate and will be repaid in 60 monthly installments with the remaining balance payable in full on December 29, 2028. The promissory note receivable balance, net of expected loss and payment, was $2.1 million as of June 30, 2024 and December 31, 2023, respectively. The discontinuation of this specialty service line, which was part of the Company's Measurement and Analysis segment, did not represent a strategic shift that had a major effect on the Company’s operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

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

Segment revenues and Adjusted EBITDA consisted of the following:

	Three Months Ended June 30,
	2024		2023
	Segment Revenues	Segment Adjusted EBITDA	Segment Revenues	Segment Adjusted EBITDA
Assessment, Permitting and Response	$53,444	$12,621	$61,411	$13,833
Measurement and Analysis	54,812	12,359	50,055	10,789
Remediation and Reuse	65,069	8,929	47,635	6,043
Total Operating Segments	$173,325	$33,909	$159,101	$30,665
Corporate and Other	—	(10,593)	—	(9,474)
Total	$173,325	$23,316	$159,101	$21,191

	Six Months Ended June 30,
	2024		2023
	Segment Revenues	Segment Adjusted EBITDA	Segment Revenues	Segment Adjusted EBITDA
Assessment, Permitting and Response	$112,024	$28,901	$113,625	$28,099
Measurement and Analysis	100,306	18,863	92,582	17,176
Remediation and Reuse	116,320	13,940	84,322	11,321
Total Operating Segments	$328,650	$61,704	$290,529	$56,596
Corporate and Other	—	(21,466)	—	(18,802)
Total	$328,650	$40,238	$290,529	$37,794

Presented below is a reconciliation of the Company’s segment measure to net loss:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024	2023		2024		2023
Adjusted EBITDA	$23,316	$21,191		$40,238		$37,794
Interest expense, net	(3,976)	(1,877)		(7,282)		(3,418)
Income tax expense	(2,619)	(151)		(3,112)		(1,518)
Depreciation and amortization	(12,515)	(11,398)		(24,168)		(21,953)
Stock-based compensation	(11,831)	(11,090)		(23,103)		(24,125)
Acquisition costs	(1,082)	(2,696)		(3,607)		(3,471)
Fair value changes in financial instruments	(1,202)	865		(905)		(1,008)
Fair value changes in business acquisition contingencies	(136)	(353)		(242)		45
Expenses related to financing transactions	(95)	—		(239)		(4)
Discontinued Specialty Lab	—	(1,583)	(1)	(596)	(1)	(4,019)	(1)
Other losses or expenses	(30)	(82)		(511)	(2)	(216)
Net loss	$(10,170)	$(7,174)		$(23,527)		$(21,893)

__________________________

(1) Amounts consist of operating losses before depreciation related to the Discontinued Specialty Lab.

(2) Amount consists of costs associated with a lease abandonment.

The following table presents revenues by geographic location:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
United States	$137,012	$145,162	$265,854	$271,944
Canada	28,597	11,407	49,878	13,283
Other international	7,716	2,532	12,918	5,302
Total revenue	$173,325	$159,101	$328,650	$290,529

20. RELATED-PARTY TRANSACTIONS

The Company did not have any related party transactions during the three and six months ended June 30, 2024 and June 30, 2023.

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of June 30, 2024, and December 31, 2023, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 5.0% of the participant’s compensation. Employer contributions under the 401(k) Savings Plan were $8.9 million and $11.6 million for the three and six months ended June 30, 2024, respectively, and $1.8 million and $3.9 million for the three and six months ended June 30, 2023, respectively, and are included within selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.

22. SUBSEQUENT EVENTS

Spirit Acquisition

On July 1, 2024, the Company acquired substantially all of the assets of Spirit Environmental, LLC ("Spirit"), a highly reputable provider of air permitting, compliance, and environmental services. The purchase price was $17.5 million, of which $16.0 million was funded with cash on hand, and the remaining $1.5 million was paid in the Company's common stock.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We use words such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this filing. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•
general global economic, business and other conditions, including inflationary and interest rate pressures, the cyclical nature of our industry and the significant fluctuations in events that impact our business;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and six months ended June 30, 2024 and June 30, 2023 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2023 Form 10-K.

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada, Europe and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Revenues in thousands)	2024	2023	2024	2023
Acquisitions completed	2	2	4	4
Revenues attributable to acquisitions completed in the period(1)	$7,700	$10,617	$11,600	$11,585
Percentage of revenues	4.4%	6.7%	3.5%	4.0%

_________________________________

(1)
Acquisitions revenue amounts in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” includes second quarter revenue from acquisitions completed in the first quarter of 2024 and 2023 of $6.4 million and $1.7 million, respectively, whereas this disclosure only considers revenue attributable to the acquisitions acquired during the three and six months ended June 30, 2023 and 2024.

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

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn-outs could be significant. The amount of each for the three and six months ended June 30, 2024 and June 30, 2023, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Amortization expense	$7,137	$7,350	$14,566	$14,590
Acquisition-related costs	1,082	2,696	3,607	3,471
Fair value changes in business acquisition contingencies	(136)	353	(242)	(45)

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made an earn-out payment of $1.5 million in March 2024 in connection with our acquisition of Huco Consulting, Inc. ("Huco"), of which, $0.4 million was paid in cash, and the remaining $1.1 million in the Company's common stock. In connection with certain of our acquisitions, we may make up to $40.4 million in aggregate earn-out payments between the years 2024 and 2026, of which up to $14.2 million may be paid only in cash, up to $13.1 million may be paid only in common stock and up to $13.1 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Organic Growth

We define organic growth as the change in revenues excluding revenues from (i) our environmental emergency response business, (ii) acquisitions for the first twelve months following the date of acquisition, and (iii) businesses held for sale, disposed of or discontinued. Management uses organic growth as one of the means by which it assesses our results of operations. Organic growth is not, however, a measure of revenue growth calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should be considered in conjunction with revenue growth calculated in accordance with GAAP. We have grown organically over the long term and expect to continue to do so.

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

Revenue Mix

Our segments and our business lines within each segment generate different levels of profitability and, accordingly, shifts in the mix of revenues between segments can impact our consolidated reported net income, net loss margin, Segment Adjusted EBITDA and Segment Adjusted EBITDA margin from quarter to quarter and year to year. Inter-company revenues between business lines within segments have been eliminated. See Note 19 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 “Financial Statements.”

Financing Costs

Total debt at June 30, 2024 was $212.4 million net of deferred debt issuance costs, which was an increase of $49.2 million compared to December 31, 2023. The increase is primarily driven by the additional $50.0 million in capacity under our revolving credit facility and an additional $3.6 million issued under the revolving line of credit offset by repayments and amortization of the various debt noted.

Interest expense, net was $4.0 million and $7.3 million in the three and six months ended June 30, 2024, respectively, and $1.9 million and $3.4 million in the three and six months ended June 30, 2023, respectively. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

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

Seasonality

Due to the field-based nature of certain of our services, weather patterns generally impact our field-based teams’ ability to operate in the winter months. As a result, our operating results could experience some quarterly variability with generally lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. As we continue to grow and expand into new geographies and service lines, quarterly variability in our Measurement and Analysis and Remediation and Reuse segments may deviate from historical trends.

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

Results of Operations

The Three And Six Months Ended June 30, 2024 Compared to the Three And Six Months Ended June 30, 2023

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues	$173,325	$159,101	$328,650	$290,529
Cost of revenues (exclusive of depreciation and amortization)	104,086	98,196	200,643	179,829
Selling, general and administrative expense	59,239	55,247	116,313	104,860
Fair value changes in business acquisition contingencies	136	353	242	(45)
Depreciation and amortization	12,515	11,398	24,168	21,953
Loss from operations	(2,651)	(6,093)	(12,716)	(16,068)
Other income (expense), net	(924)	947	(417)	(889)
Interest expense, net	(3,976)	(1,877)	(7,282)	(3,418)
Loss before income taxes	(7,551)	(7,023)	(20,415)	(20,375)
Income tax expense	2,619	151	3,112	1,518
Net loss	(10,170)	(7,174)	(23,527)	(21,893)
Series A-2 dividend payment	(2,750)	(4,100)	(5,564)	(8,200)
Net loss attributable to common stockholders	$(12,920)	$(11,274)	$(29,091)	$(30,093)
Weighted average number of shares — basic and diluted	33,318	30,047	31,850	29,952
Loss per share — basic and diluted	$(0.39)	$(0.38)	$(0.91)	$(1.00)

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Revenues	$173,325	$159,101	$14,224	8.9%	$328,650	$290,529	$38,121	13.1%

Revenue for the three months ended June 30, 2024 increased $14.2 million or 8.9% as compared to the three months ended June 30, 2023. The increase was primarily driven by acquisitions completed in and subsequent to the quarter ended June 30, 2023, which contributed revenues of $23.6 million, and strong organic growth of $7.7 million driven primarily by the Measurement and Analysis and Assessment, Permitting and Response segments. These increases were partially offset by $14.7 million lower environmental emergency response service revenues, the shift away from lower margin revenue in our biogas business, and prior year revenues from the Discontinued Specialty Lab of $2.4 million, which was sold in December 2023. Environmental emergency response revenues were $12.9 million in the three months ended June 30, 2024, compared to $27.6 million in the three months ended June 30, 2023.

Revenue for the six months ended June 30, 2024 increased $38.1 million or 13.1% as compared to the six months ended June 30, 2023. The increase was primarily driven by acquisitions completed in and subsequent to the quarter ended June 30, 2023, which contributed revenues of $48.2 million, and $16.2 million of strong organic growth in both our Measurement and Analysis and Assessment, Permitting and Response segments. These increases were partially offset by $22.2 million lower environmental emergency response service revenues, lower water treatment revenues and the shift away from lower margin revenue in our biogas business, and prior year revenues from the Discontinued Specialty Lab of $3.9 million. Revenue from environmental response was $28.6 million in the six months ended June 30, 2024 compared to $50.8 million in the six months ended June 30, 2023.

See “—Segment Results of Operations” below for revenue by segment analysis.

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Cost of revenues (exclusive of depreciation and amortization)	$104,086	$98,196	$5,890	6.0%	$200,643	$179,829	$20,814	11.6%

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment purchases and rental, and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

Cost of revenues for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 increased by $5.9 million driven primarily by an $8.5 million increase in direct labor costs and a $3.9 million increase in other cost of revenues, partially offset by a $6.9 million decrease in field supplies and equipment costs. Cost of revenues as a percentage of revenue for the three months ended June 30, 2024 was 60.1%, compared to 61.7% for the three months ended June 30, 2023. This decrease was driven primarily by lower equipment costs, as a result of lower water treatment and biogas revenues.

Cost of revenues for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 increased by $20.8 million driven primarily by a $19.5 million increase in direct labor costs, a $5.2 million increase in outside services costs, and a $2.7 million increase in other cost of revenues, partially offset by a $8.3 million decrease in field supplies and equipment costs. Cost of revenues as a percentage of revenue for the six months ended June 30, 2024 was 61.0%, compared to 61.9% for the six months ended June 30, 2023. This decrease was driven primarily by revenue mix.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Selling, general and administrative expense	$59,239	$55,247	$3,992	7.2%	$116,313	$104,860	$11,453	10.9%

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

Selling, general and administrative expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 increased $4.0 million or 7.2% primarily due to an increase of approximately $5.9 million in selling, general and administrative expense from companies acquired in and subsequent to the three months ended June 30, 2023. The increase was partially offset by a $1.6 million decrease in acquisition-related costs and a decrease of $1.1 million related to a decrease in bad debt expense.

Selling, general and administrative expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 increased $11.5 million or 10.9% primarily due to an increase of $11.6 million in selling, general and administrative expense from companies acquired in and subsequent to the six months ended June 30, 2023. The increase was partially offset by a decrease of $2.4 million related to a decrease in bad debt expense and lower stock-based compensation of $1.5 million.

See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Depreciation and amortization	$12,515	$11,398	$1,117	9.8%	$24,168	$21,953	$2,215	10.1%

The increase in depreciation of property and equipment and the amortization of intangible assets and finance leases were primarily driven by an increase of $1.5 million and $2.2 million in depreciation of property and equipment during the three and six months ended June 30, 2024 compared to the prior year periods, respectively, as a result of higher property and equipment outstanding during the applicable period. See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other (Expense) Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Other income (expense), net	$(924)	$947	$(1,871)	(198%)	$(417)	$(889)	$472	nil

Other income (expense), net for the three months ended June 30, 2024 was comprised of losses of $0.7 million related to interest rate swaps fair value adjustment and $0.5 million related to Series A-2 preferred stock conversion option fair value adjustment, partially offset by $0.3 million of other income. Other income (expense), net for the three months ended June 30, 2023 was comprised of a gain of $1.4 million related to interest rate swaps fair value adjustment, partially offset by a loss of $0.5 million related to Series A-2 preferred stock conversion option fair value adjustment.

Other income (expense), net for the six months ended June 30, 2024 was comprised of losses of $0.6 million related to Series A-2 preferred stock conversion option fair value adjustment and $0.4 million related to interest rate swaps fair value adjustment, partially offset by $0.5 million of other income. Other income (expense), net for the six months ended June 30, 2023 was comprised of a loss of $1.4 million related to Series A-2 preferred stock conversion option fair value adjustment, partially offset by a $0.4 million gain related to interest rate swaps fair value adjustment and $0.1 million of other income.

See Notes 13 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Interest expense, net	$(3,976)	$(1,877)	$(2,099)	111.8%	$(7,282)	$(3,418)	$(3,864)	113.1%

Interest expense, net for the three and six months ended June 30, 2024 and 2023 increased primarily as a result of higher interest rates and higher debt balance.

Weighted average interest rates as of June 30, 2024 and June 30, 2023 were 7.4% and 6.3%, respectively. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Income tax expense	$2,619	$151	$2,468	1634.3%	$3,112	$1,518	$1,594	105.0%

The income tax expense for the three and six months ended June 30, 2024 increased compared to the three and six months ended June 30, 2023 primarily as a result of the change in treatment of Canadian tax credits associated with the acquisition of Matrix in June 2023 in addition to an increase in deductible goodwill amortization associated with recent U.S. acquisitions. The income tax expense is primarily related to operations in the United States, Canada and Australia.

Segment Results of Operations

The Three And Six Months Ended June 30, 2024 Compared to the Three And Six Months Ended June 30, 2023

	Three Months Ended June 30,
	2024			2023
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$53,444	$12,621	23.6%	$61,411	$13,833	22.5%
Measurement and Analysis	54,812	12,359	22.5	50,055	10,789	21.6
Remediation and Reuse	65,069	8,929	13.7	47,635	6,043	12.7
Total Operating Segments	$173,325	$33,909	19.6%	$159,101	$30,665	19.3%
Corporate and Other	$—	$(10,593)	(6.1)%	$—	$(9,474)	(6.0)%

	Six Months Ended June 30,
	2024			2023
	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$112,024	$28,901	25.8%	$113,625	$28,099	24.7%
Measurement and Analysis	100,306	18,863	18.8	92,582	17,176	18.6
Remediation and Reuse	116,320	13,940	12.0	84,322	11,321	13.4
Total Operating Segments	$328,650	$61,704	18.8%	$290,529	$56,596	19.5%
Corporate and Other	$—	$(21,466)	(6.5)%	$—	$(18,802)	(6.5)%

(1)
For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”
(2)
Represents Segment Adjusted EBITDA as a percentage of segment revenues.

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Assessment, Permitting and Response	$53,444	$61,411	$(7,967)	(13.0)%	$112,024	$113,625	$(1,601)	(1.4)%
Measurement and Analysis	54,812	50,055	4,757	9.5	100,306	92,582	7,724	8.3
Remediation and Reuse	65,069	47,635	17,434	36.6	116,320	84,322	31,998	37.9
Total Operating Segments	$173,325	$159,101	$14,224	8.9%	$328,650	$290,529	$38,121	13.1%

Assessment, Permitting and Response segment revenues for the three and six months ended June 30, 2024 decreased compared to the three and six months ended June 30, 2023 due to a decline in revenues from environmental emergency responses of $14.7 million and $22.2 million, respectively, partially offset by strong organic growth within our non-response consulting and advisory services.

Measurement and Analysis segment revenues for the three and six months ended June 30, 2024 increased compared to the three and six months ended June 30, 2023 as a result of strong organic growth, partially offset by the sale of the Discontinued Specialty Lab in December 2023, which contributed $1.5 million and $2.2 million, respectively, to the prior year periods.

Remediation and Reuse segment revenues for the three and six months ended June 30, 2024 increased compared to the three and six months ended June 30, 2023, primarily driven by acquisitions completed in and subsequent to the second quarter of 2023, which contributed revenues of $23.6 million and $46.8 million in the three and six months ended June 30, 2024, respectively, partially offset by expected lower water treatment and renewable services revenues.

Segment Adjusted EBITDA

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2024	2023	$	Margin %	2024	2023	$	Margin %
Assessment, Permitting and Response	$12,621	$13,833	$(1,212)	1.1%	$28,901	$28,099	$802	1.1%
Measurement and Analysis	12,359	10,789	1,570	1.0	18,863	17,176	1,687	0.3
Remediation and Reuse	8,929	6,043	2,886	1.0	13,940	11,321	2,619	(1.4)
Total Operating Segments	$33,909	$30,665	$3,244	0.3%	$61,704	$56,596	$5,108	(0.7)%
Corporate and Other	$(10,593)	$(9,474)	$(1,119)		$(21,466)	$(18,802)	$(2,664)

Assessment, Permitting and Response Segment Adjusted EBITDA for the three and six months ended June 30, 2024 decreased compared to the three and six months ended June 30, 2023 primarily due to lower emergency response revenues, partially offset by higher Segment Adjusted EBITDA margin as a result of strong organic growth in our non-response advisory services and favorable revenue mix.

Measurement and Analysis Segment Adjusted EBITDA, for the three and six months ended June 30, 2024 increased compared the three and six months ended June 30, 2023 as a result of higher revenues driven by organic growth and higher Segment Adjusted EBITDA margin driven by benefits of improved operating leverage.

Remediation and Reuse Segment Adjusted EBITDA for the three and six months ended June 30, 2024 increased compared the three and six months ended June 30, 2023 due to higher revenues. Segment Adjusted EBITDA in the three months ended June 30, 2024 also benefited from higher Segment Adjusted EBITDA margin, driven by acquisitions and improved Matrix margins. Adjusted EBITDA growth in the six months ended June 30, 2023 was partially offset by lower year-to-date Segment Adjusted EBITDA margin primarily attributable to the acquisition of Matrix in June 2023, which was break-even in the first quarter of 2024 and lower revenues from certain renewable and water projects compared to the 2023 period.

Corporate and other costs for the three and six months ended June 30, 2024 when compared the three and six months ended June 30, 2023 increased primarily due to higher investments in IT support and information security. Corporate costs as a percentage of revenues were flat year-over-year in both the three and six months ended June 30, 2024.

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

Our principal sources of liquidity have been borrowings under our credit facilities, other borrowing arrangements, proceeds from the issuance of common and preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 preferred stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. We may make up to $40.4 million in aggregate earn-out payments between the years 2024 and 2026 in connection with the acquisitions of Sensible, Vandrensning, EPIC, and 2DOT, of which up to $14.2 million may be paid only in cash, up to $13.1 million may be paid only in common stock and up to $13.1 million may be paid in cash or, at our option, in common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the short- and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(21,127)	$24,512
Investing activities	(87,937)	(86,983)
Financing activities	102,829	(3,959)
Change in cash, cash equivalents and restricted cash	$(6,235)	$(66,430)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the six months ended June 30, 2024, net cash used in operating activities was $21.1 million compared to net cash provided by operating activities of $24.5 million for the six months ended June 30, 2023. The period-over-period decrease of $45.6 million was primarily due to an increase in accounts receivable and contract assets of $38.0 million, as a result of temporary invoicing delays following the integration of Matrix as well as several large projects with new customers with elongated payment cycles, and a decrease in accrued payroll and benefits of $7.9 million following larger bonus payments made in March 2024 than in the prior year.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $87.9 million, driven by cash paid for the acquisitions of EPIC, 2DOT, ETA, and Paragon, net of cash acquired of $70.3 million, as well as $17.9 million in purchases of property and equipment, and $1.7 million in proprietary software development costs.

For the six months ended June 30, 2023, net cash used in investing activities was $87.0 million, driven by cash paid for the acquisitions of Matrix, GreenPath, Frontier and EAI, net of cash acquired of $63.1 million, as well as $21.0 million in cash consideration for purchases of property and equipment (which included the purchase of a $12.2 million replacement aircraft for use in emergency responses following a crash in February 2023), and $2.0 million in proprietary software development costs.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $102.8 million. Cash provided by financing activities was driven by net proceeds from the issuance of common stock through a public offering of $121.8 million, proceeds from the issuance of an additional term loan of $50.0 million and proceeds from the exercise of stock options of $1.4 million, partially offset by a partial redemption of the Series A-2 preferred stock of $60.0 million, dividends on the Series A-2 preferred stock of $5.6 million, and aggregate repayments made on our term loan, finance leases and aircraft loan of $7.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of June 30, 2024, which factors in our interest rate swaps on $150.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolver would impact our annual income (loss) before income taxes by approximately $0.6 million.

Inflation Risk

We experienced higher labor and significantly higher travel and other direct costs in the fiscal year ended December 31, 2022 and December 31, 2023 as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. In the six months ended June 30, 2024, we also experienced, and continue to experience, higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and although inflation has increased our Selling, general and administrative expense in the six months ended June 30, 2024, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Exchange Risk

Foreign exchange risk exposure arises because we sell our services throughout the United States, Canada, Australia and Europe. Our exposure to this risk has increased significantly due to our acquisitions of Paragon and Matrix in Canada, EPIC in Australia, and to a lesser extent, Vandrensning in Europe. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. As such, our future operating results are exposed to changes in exchange rates. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection. A 1.0% increase or decrease in the U.S. dollar exchange rate would impact revenues by approximately $1.5 million and would have a negligible impact on annual net (loss) income.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 31, 2024, we issued an aggregate of 61,707 shares of common stock to the former owners of Paragon as purchase price consideration. The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

On July 1, 2024, we issued an aggregate of 30,953 shares of common stock to the former owner of Spirit as purchase price consideration. The issuance of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 14, 2024, Allan Dicks, Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to (a) sell up to 2,000 shares of Company common stock between November 11, 2024 and November 13, 2025, subject to certain conditions, (b) sell up to 16,310 shares of Company common stock between August 14, 2024 and November 13, 2025, subject to certain conditions, and (c) purchase up to 98,260 shares of Company common stock in connection with the exercise of stock options, and sell up to 98,260 of such shares between August 14, 2024 and November 13, 2025, subject to certain conditions.

On May 15, 2024, Nasym Afsari, General Counsel and Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to (a) sell up to 16,750 shares of Company common stock between August 14, 2024 and February 25, 2025, subject to certain conditions and (b) purchase up to 23,277 shares of Company common stock in connection with the exercise of stock options, and sell up to 23,277 of such shares between August 14, 2024 and February 25, 2025, subject to certain conditions.

On June 14, 2024, James K. Price, Director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell 280,000 shares of Company Common Stock between September 12, 2024 and June 13, 2025, subject to certain conditions.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Montrose Environmental Group, Inc., dated May 10, 2024.(a)

3.2	Amended and Restated Bylaws of Montrose Environmental Group, Inc., effective May 10, 2024.(a)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

** Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(a) Previously filed on May 14, 2024 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Montrose Environmental Group, Inc.

Date: August 7, 2024	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer