Form 10-Q
period 2024-09-30
Montrose Environmental Group, Inc.
filed 2024-11-07
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 34,300,748 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash, cash equivalents and restricted cash	$13,045	$23,240
Accounts receivable, net	152,849	112,360
Contract assets	65,553	51,629
Prepaid and other current assets	15,489	13,695
Total current assets	246,936	200,924
Non-current assets
Property and equipment, net	66,096	56,825
Operating lease right-of-use asset, net	40,923	32,260
Finance lease right-of-use asset, net	17,242	13,248
Goodwill	482,607	364,449
Other intangible assets, net	144,652	140,813
Other assets	8,437	8,267
Total assets	$1,006,893	$816,786
Liabilities, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$57,579	$59,920
Accrued payroll and benefits	31,556	34,660
Business acquisitions contingent consideration, current	6,423	3,592
Current portion of operating lease liabilities	11,696	9,963
Current portion of finance lease liabilities	4,232	3,956
Current portion of long-term debt	16,753	14,196
Total current liabilities	128,239	126,287
Non-current liabilities
Business acquisitions contingent consideration, long-term	27,924	2,448
Other non-current liabilities	6,355	6,569
Deferred tax liabilities, net	8,274	6,064
Conversion option related to Series A-2 Preferred Stock	20,054	19,017
Operating lease liability, net of current portion	31,543	25,048
Finance lease liability, net of current portion	9,378	8,185
Long-term debt, net of deferred financing fees	233,007	148,988
Total liabilities	$464,774	$342,606
Commitments and contingencies
Convertible and redeemable Series A-2 Preferred Stock $0.0001 par value
Authorized, issued and outstanding shares: 11,667 and 17,500 at September 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $122.2 million and $182.2 million at September 30, 2024 and December 31, 2023, respectively	92,928	152,928
Stockholders’ equity:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at September 30, 2024 and December 31, 2023; issued and outstanding shares: 34,296,493 and 30,190,231 at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	693,931	531,831
Accumulated deficit	(244,447)	(210,356)
Accumulated other comprehensive (loss) income	(293)	(223)
Total stockholders’ equity	449,191	321,252
Total liabilities, convertible and redeemable Series A-2 Preferred Stock and Stockholders’ Equity	$1,006,893	$816,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$178,687	$167,937	$507,337	$458,466
Cost of revenues (exclusive of depreciation and amortization shown below)	105,596	102,155	306,239	281,984
Selling, general and administrative expense	60,869	56,901	177,182	161,761
Fair value changes in business acquisition contingencies	143	459	385	414
Depreciation and amortization	13,240	11,863	37,408	33,816
Loss from operations	(1,161)	(3,441)	(13,877)	(19,509)
Other income (expense), net	(3,898)	(671)	(4,314)	(1,560)
Interest expense, net	(4,137)	(2,089)	(11,420)	(5,507)
Total other income (expense), net	(8,035)	(2,760)	(15,734)	(7,067)
Loss before expense from income taxes	(9,196)	(6,201)	(29,611)	(26,576)
Income tax expense	1,368	1,324	4,480	2,842
Net loss	$(10,564)	$(7,525)	$(34,091)	$(29,418)

Equity adjustment from foreign currency translation	(70)	(198)	(70)	(304)
Comprehensive loss	(10,634)	(7,723)	(34,161)	(29,722)
Convertible and redeemable Series A-2 Preferred Stock dividend	(2,750)	(4,100)	(8,314)	(12,300)
Net loss attributable to common stockholders	(13,314)	(11,625)	(42,405)	(41,718)
Weighted average common shares outstanding— basic and diluted	34,242	30,143	32,647	30,016
Net loss per share attributable to common stockholders— basic and diluted	$(0.39)	$(0.39)	$(1.30)	$(1.39)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2022	17,500	$152,928	29,746,793	$—	$492,676	$(179,497)	$8	$313,187
Net loss	—	—	—	—	—	(14,719)	—	(14,719)
Stock-based compensation	—	—	—	—	13,035	—	—	13,035
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	214,571	—	2,690	—	—	2,690
Accumulated other comprehensive income	—	—	—	—	—	—	12	12
Balance at March 31, 2023	17,500	$152,928	29,961,364	$—	$504,301	$(194,216)	$20	$310,105
Net loss	—	—	—	—	—	(7,174)	—	(7,174)
Stock-based compensation	—	—	—	—	11,090	—	—	11,090
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	43,538	—	605	—	—	605
Acquisitions consideration paid in common stock	—	—	86,577	—	2,598	—	—	2,598
Accumulated other comprehensive loss	—	—	—	—	—	—	(118)	(118)
Balance at June 30, 2023	17,500	$152,928	30,091,479	$—	$514,494	$(201,390)	$(98)	$313,006
Net loss	—	—	—	—	—	(7,525)	—	(7,525)
Stock-based compensation	—	—	—	—	11,484	—	—	11,484
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(4,100)	—	—	(4,100)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	49,490	—	1,234	—	—	1,234
Payment of earn-out liability	—	—	26,688	—	1,000	—	—	1,000
Accumulated other comprehensive income	—	—	—	—	—	—	(198)	(198)
Balance at September 30, 2023	17,500	$152,928	30,167,657	$—	$524,112	$(208,915)	$(296)	$314,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	17,500	$152,928	30,190,231	$—	$531,831	$(210,356)	$(223)	$321,252
Net loss	—	—	—	—	—	(13,357)	—	(13,357)
Stock-based compensation	—	—	—	—	11,272	—	—	11,272
Redemption of Series A-2 Preferred Stock	(5,833)	(60,000)	—	—	—	—	—	-
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(2,814)	—	—	(2,814)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	171,647	—	487	—	—	487
Acquisitions consideration paid in common stock	—	—	220,734	—	6,580	—	—	6,580
Payment of earn-out liability	—	—	35,250	—	1,087	—	—	1,087
Accumulated other comprehensive income	—	—	—	—	—	—	(35)	(35)
Balance at March 31, 2024	11,667	$92,928	30,617,862	$—	$548,443	$(223,713)	$(258)	$324,472
Net loss	—	—	—	—	—	(10,170)	—	(10,170)
Stock-based compensation	—	—	—	—	11,831	—	—	11,831
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(2,750)	—	—	(2,750)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	39,144	—	888	—	—	888
Issuance of common stock pursuant to follow-on offering	—	—	3,450,000	—	121,776	—	—	121,776
Acquisitions consideration paid in common stock	—	—	61,707	—	2,691	—	—	2,691
Accumulated other comprehensive loss	—	—	—	—	—	—	35	35
Balance at June 30, 2024	11,667	$92,928	34,168,713	$—	$682,879	$(233,883)	$(223)	$448,773
Net loss	—	—	—	—	—	(10,564)	—	(10,564)
Stock-based compensation	—	—	—	—	11,763	—	—	11,763
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(2,750)	—	—	(2,750)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	96,827	—	598	—	—	598
Acquisitions consideration paid in common stock	—	—	30,953	—	1,441	—	—	1,441
Accumulated other comprehensive loss	—	—	—	—	—	—	(70)	(70)
Balance at September 30, 2024	11,667	$92,928	34,296,493	$—	$693,931	$(244,447)	$(293)	$449,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(34,091)	$(29,418)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,408	33,816
Amortization of right-of-use asset	8,423	7,667
Stock-based compensation expense	34,866	35,609
Fair value changes in financial instruments	4,851	1,814
Deferred income taxes	4,931	2,842
Other operating activities, net	315	2,403
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	(45,898)	(9,538)
Accounts payable and other accrued liabilities	(2,192)	(772)
Accrued payroll and benefits	(4,936)	6,092
Payment of contingent consideration	—	(611)
Change in operating leases	(9,233)	(7,525)
Other assets	(4,165)	(907)
Net cash (used in) provided by operating activities	(9,721)	41,472
Investing activities:
Proceeds from corporate owned and property insurance	182	311
Purchases of property and equipment	(19,086)	(24,969)
Proceeds from the sale of property and equipment	401	—
Proprietary software development and other software costs	(2,052)	(2,763)
Purchase price true ups	(3,413)	(1,027)
Minority investments	(210)	(2,347)
Cash paid for acquisitions, net of cash acquired	(113,012)	(66,187)
Net cash used in investing activities	(137,190)	(96,982)
Financing activities:
Proceeds from line of credit	326,468	—
Repayment of the line of credit	(278,335)	—
Proceeds from the aircraft loan	—	10,935
Repayment of aircraft loan	(796)	(335)
Proceeds from term loan	50,000	—
Repayment of term loan	(11,094)	(8,785)
Payment of contingent consideration and other purchase price true ups	(363)	(1,535)
Repayment of finance leases	(4,384)	(3,378)
Payments of deferred financing costs	(348)	—
Proceeds from issuance of common stock for exercised stock options	1,973	4,529
Proceeds from issuance of common stock in follow-on offering	121,776	—
Dividend payment to the series A-2 stockholders	(8,314)	(12,300)
Repayment to the series A-2 stockholders	(60,000)	—
Net cash provided by (used in) financing activities	136,583	(10,869)
Change in cash, cash equivalents and restricted cash	(10,328)	(66,379)
Foreign exchange impact on cash balance	133	(265)
Cash, cash equivalents and restricted cash:
Beginning of year	23,240	89,828
End of period	$13,045	$23,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flows information:
Cash paid for interest	$10,699	$4,838
Cash paid for income tax	$2,713	$1,374
Supplemental disclosures of non-cash investing and financing activities:
Accrued purchases of property and equipment	$1,810	$1,626
Property and equipment purchased under finance leases	$5,806	$5,728
Common stock issued to acquire new businesses	$10,712	$2,598
Acquisitions unpaid contingent consideration	$34,348	$6,369
Acquisitions contingent consideration paid in common stock	$1,087	$1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 120 offices across the United States, Canada, Australia and Europe and approximately 3,480 employees as of September 30, 2024.

Montrose is an environmental services company serving the recurring environmental needs of a diverse client base, including Fortune 500 companies and federal, state and local governments through the following three segments:

Assessment, Permitting and Response segment provides scientific advisory and consulting services to support environmental assessments, environmental emergency response and recovery, toxicology consulting and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. The Company works closely with clients to navigate the regulatory process at the local, state, provincial and federal levels, to identify the potential environmental and political impacts of their decisions and develop practical mitigation approaches, as needed. In addition to environmental toxicology, and given the Company's expertise in helping businesses plan for and respond to disruptions, the Company's scientists and response teams have helped clients navigate their preparation for and response to emergency response situations.

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

Within the unaudited condensed consolidated financial statements certain amounts in the prior period have been reclassified to conform with current period presentation. The Company reclassified $0.8 million of provision for bad debt, $0.4 million of fair value changes, $2.8 million of deferred income taxes, $0.9 million of prepaid expense and other asset and $1.2 million of other activities to other operating activities, net, in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023. The Company disaggregated 76,178 shares or $2.2 million of common stock issued for quarter ended September 30, 2023, 130,115 shares or $3.2 million of common stock issued for quarter ended June 30, 2023, and 427,631 shares or $8.2 million of common stock issued for quarter ended March 31, 2024 to separate line items on the condensed consolidated statements of convertible and redeemable series A-2 preferred stock and stockholders’ equity. These changes had no effect on the Company's results of operations or financial position.

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

Contract Balances—The Company presents contract balances for unbilled receivables (contract assets), as well as customer advances, deposits and deferred revenue (contract liabilities) within contract assets and accounts payable and other accrued expenses, respectively, on the unaudited condensed consolidated statements of financial position. Amounts are generally billed at periodic intervals (e.g. weekly, bi-weekly or monthly) as work progresses in accordance with agreed-upon contractual terms. The Company utilizes the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component for arrangements in which the period between when the Company transfers services to a customer and when the customer pays for those services is one year or less. Amounts recorded as unbilled receivables are generally for services the Company is not entitled to bill based on the passage of time. Under certain contracts, billing occurs subsequent to revenue recognition, resulting in contract assets. The Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.

The following table presents the Company’s contract balances:

	September 30,	December 31,
	2024	2023
Contract assets	$65,553	$51,629
Contract liabilities	11,988	8,132

Contract assets acquired through business acquisitions amounted to $2.7 million and $2.2 million as of September 30, 2024 and December 31, 2023, respectively. No material contract liabilities were acquired through business acquisitions as of September 30, 2024 and December 31, 2023.

Revenue recognized during the three and nine months ended September 30, 2024, included in the contract liabilities balance at the beginning of the year was $0.4 million and $5.2 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on fixed fee contracts awarded primarily within our soil remediation and treatment technology (water treatment and renewable energy) business lines. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of September 30, 2024 and December 31, 2023, the estimated revenue expected to be recognized in the future related to unsatisfied performance obligations was approximately $78.3 million and $81.9 million, respectively. As of September 30, 2024, the Company expected to recognize approximately $58.0 million of this amount as revenue within one year and $20.3 million the year after.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	September 30, 2024	December 31, 2023
Accounts receivable, invoiced	$155,152	$115,064
Accounts receivable, other	498	20
Allowance for doubtful accounts	(2,801)	(2,724)
Accounts receivable, net	$152,849	$112,360

The Company had one and zero customer that exceeded 10.0% of its gross receivables as of September 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2024, the Company had no customer who accounted for more than 10% of revenue. During the three and nine months ended September 30, 2023, the Company had one customer who accounted for 10.6% and 10.5% of revenue, respectively. The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)	Charged to Allowance	Other(1)	Ending Balance
Nine months ended September 30, 2024	$2,724	$(392)	$18	$451	$2,801
Year ended December 31, 2023	1,915	3,142	(2,333)	—	2,724

____________________

(1)
This amount consists of additions to the allowance due to business acquisitions.

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Deposits	$1,451	$1,764
Prepaid expenses	10,875	8,112
Supplies	3,163	3,819
Prepaid and other current assets	$15,489	$13,695

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	September 30, 2024	December 31, 2023
Lab and test equipment	$20,749	$20,341
Vehicles	6,154	6,033
Equipment	58,473	50,387
Furniture and fixtures	3,140	2,963
Leasehold improvements	12,861	10,808
Aircraft	12,386	12,312
Building	5,748	5,748
	119,511	108,592
Land	1,089	1,089
Construction in progress	10,336	3,956
Less: Accumulated depreciation	(64,840)	(56,812)
Total property and equipment—net	$66,096	$56,825

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $2.8 million and $8.7 million for the three and nine months ended September 30, 2024, respectively, and $2.6 million and $7.4 million for the three and nine months ended September 30, 2023, respectively.

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

The components of lease expense were as follows:

		For the Three Months Ended September 30,
	Statement of Operations Location	2024	2023
Operating lease cost
Lease cost	Selling, general and administrative expense	$3,319	$3,157
Variable lease cost	Selling, general and administrative expense	651	334
Total operating lease cost		$3,970	$3,491

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	$1,496	$1,342
Interest on lease liabilities	Interest expense, net	26	156
Total finance lease cost		$1,522	$1,498
Total lease cost		$5,492	$4,989

		For the Nine Months Ended September 30,
	Statement of Operations Location	2024	2023
Operating lease cost
Lease cost	Selling, general and administrative expense	$10,421	$8,702
Variable lease cost	Selling, general and administrative expense	1,687	959
Total operating lease cost		$12,108	$9,661

Finance lease cost
Amortization of right of use assets	Depreciation and amortization	$4,068	$3,925
Interest on lease liabilities	Interest expense, net	425	457
Total finance lease cost		$4,493	$4,382
Total lease cost		$16,601	$14,043

Supplemental cash flows information related to leases was as follows:

	For the Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$9,748	$8,558
Operating cash flows used in finance leases	425	457
Financing cash flows used in finance leases	4,384	3,378

Lease liabilities arising from new ROU assets:
Operating leases	14,676	23,087
Finance leases	5,806	5,728

Weighted average remaining lease terms and weighted average discount rates were:

	September 30, 2024
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.4	3.5
Weighted average discount rate	4.6%	6.6%

	September 30, 2023
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	5.1	3.5
Weighted average discount rate	4.6%	6.1%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2024	$3,685	$1,382
2025	12,902	4,676
2026	10,647	3,999
2027	7,684	2,983
2028	6,050	1,733
2029 and thereafter	7,444	520
Total undiscounted future minimum lease payments	$48,412	$15,293
Less imputed interest	(5,173)	(1,683)
Total discounted future minimum lease payments	$43,239	$13,610

7. BUSINESS ACQUISITIONS

In line with the Company’s strategic growth initiatives, the Company acquired certain businesses during the nine months ended September 30, 2024 and during the year ended December 31, 2023. The results of each of those acquired businesses are included in the unaudited condensed consolidated financial statements beginning on the respective acquisition date. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

The Company may be required to make up to $58.6 million in aggregate earn-out payments between the years 2024 and 2026 in connection with certain of its business acquisitions, of which up to $23.4 million may be paid only in cash, up to $13.1 million may be paid only in common stock and up to $22.1 million may be paid, at the Company’s option, in cash or common stock.

Transaction costs related to business combinations totaled $2.8 million and $6.4 million for the three and nine months ended September 30, 2024, respectively, and $1.5 million and $5.0 million for the three and nine months ended September 30, 2023, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

Acquisitions Completed During the Nine Months Ended September 30, 2024

Epic Environmental Pty LTD (“EPIC”)—In January 2024, the Company completed the acquisition of EPIC by acquiring 100% of its common stock. EPIC is an environmental consultancy, based in Brisbane, Australia, and serving clients across Australia.

Two Dot Consulting, LLC (“2DOT”)—In February 2024, the Company completed the acquisition of 2DOT by acquiring 100% of its membership interests. 2DOT is a leading environmental consultancy in the Rocky Mountain and adjacent regions, and is based in Denver, Colorado.

Engineering & Technical Associates, Inc. ("ETA")—In April 2024, the Company acquired substantially all of the assets of ETA. ETA is a niche consulting firm focusing on providing process safety management, process hazardous analysis, and other safety-focused services to industrial clients throughout the United States.

Paragon Soil and Environmental Consulting Inc. (“Paragon”)—In May 2024, the Company completed the acquisition of Paragon by acquiring 100% of its ownership and interest. Paragon is an environmental consulting firm that provides services for clients across western Canada.

Spirit Environmental, LLC. ("Spirit")—In July 2024, the Company completed the acquisition of Spirit by acquiring 100% of its membership interests. Spirit is a leading environmental consultant specializing in air permitting and compliance services across the central U.S. Spirit is based in Houston, Texas.

Origins Laboratory, Inc. ("Origins")—In September 2024, the Company acquired substantially all of the assets of Origins. Origins is an accredited environmental analytical testing laboratory based in Denver, Colorado.

The following table summarizes the elements of the preliminary purchase price of the acquisitions completed during the nine months ended September 30, 2024:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
EPIC	$19,914	$4,748	$587	$11,113	$36,362
2DOT	39,393	1,832	(1,036)	—	40,189
ETA	1,600	—	400	—	2,000
Paragon	10,982	2,691	(100)	—	13,573
Spirit	16,027	1,441	(333)	10,259	27,394
Origins	27,414	—	—	8,000	35,414
Total	$115,330	$10,712	$(482)	$29,372	$154,932

The upfront cash payment made to acquire the acquisitions completed during the nine months ended September 30, 2024 was funded through cash on hand and borrowings under our revolving credit facility. The other purchase price components mainly consist of deferred purchase price liabilities and surplus or deficit working capital amounts.

The preliminary purchase price attributable to the acquisitions was allocated as follows:

	EPIC	2DOT	ETA	Paragon	Spirit	Origins	Total(1)
Cash	$1,045	$143	$—	$451	$680	$—	$2,319
Accounts receivable and contract assets	1,772	740	—	3,212	2,395	—	8,119
Other current assets	78	—	—	85	120	—	283
Current assets	$2,895	$883	$—	$3,748	$3,195	$0	$10,721
Property and equipment	43	—	—	330	145	1,787	2,305
Operating lease right-of-use asset	1	301	—	1,798	693	552	3,345
Customer relationships	12,327	9,521	—	—	—	—	21,848
Trade names	652	200	—	—	—	—	852
Covenants not to compete	1,365	2,940	—	—	—	—	4,305
Goodwill	20,842	26,929	2,000	10,641	24,851	33,627	118,890
Total assets	$38,125	$40,774	$2,000	$16,517	$28,884	$35,966	$162,266
Current liabilities	1,763	392	—	1,383	1,490	—	5,028
Operating lease liability—net of current portion	—	193	—	1,513	—	552	2,258
Other non-current liabilities	—	—	—	48	—	—	48
Total liabilities	$1,763	$585	$—	$2,944	$1,490	$552	$7,334
Purchase price	$36,362	$40,189	$2,000	$13,573	$27,394	$35,414	$154,932

___________________________________

(1) The Company is continuing to obtain information to complete the valuation of certain of these acquisitions' assets and liabilities.

For the acquisitions completed during the nine months ended September 30, 2024, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024 includes revenue of $15.0 million and $26.6 million, respectively, and pre-tax income of $3.0 million and $5.4 million, respectively, related to these acquisitions.

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

During the nine months ended September 30, 2024, measurement period adjustments of $52.3 million were recorded to goodwill as a result of the Company’s efforts to complete the valuation of certain acquired assets and assumed liabilities (Note 8).

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

	For the Three Months Ended September 30,
	2024			2023
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$178,687	$2,623	$181,310	$167,937	$13,985	$181,922
Net (loss) income	$(10,564)	$1,583	$(8,981)	$(7,525)	$2,288	$(5,237)

	For the Nine Months Ended September 30,
	2024			2023
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$507,337	$23,225	$530,562	$458,466	$65,798	$524,264
Net (loss) income	$(34,091)	$8,672	$(25,419)	$(29,418)	$8,110	$(21,308)

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2023	$184,946	$93,890	$85,613	$364,449
Goodwill acquired during the period	26,851	33,627	109,813	170,291
Acquisitions measurement period adjustments	—	—	(51,401)	(51,401)
Prior year acquisitions measurement period adjustments	—	—	(866)	(866)
Foreign currency translation impact	—	—	134	134
Balance as of September 30, 2024	$211,797	$127,517	$143,293	$482,607

Amounts related to finite-lived intangible assets are as follows:

September 30, 2024	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$249,938	$132,269	$117,669
Covenants not to compete	40,596	32,978	7,618
Trade names	25,281	22,718	2,563
Proprietary software	27,762	22,938	4,824
Patent	17,479	5,501	11,978
Total other intangible assets, net	$361,056	$216,404	$144,652

December 31, 2023	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$227,986	$116,226	$111,760
Covenants not to compete	36,250	30,889	5,361
Trade names	24,434	20,719	3,714
Proprietary software	26,486	19,309	7,177
Patent	17,479	4,678	12,801
Total other intangible assets, net	$332,635	$191,821	$140,813

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $9.0 million and $24.6 million for the three and nine months ended September 30, 2024, respectively, and $8.0 million and $22.5 million for the three and nine months ended September 30, 2023, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2024 (remaining)	$7,533
2025	25,348
2026	20,031
2027	19,151
2028	16,004
Thereafter	56,585
Total	$144,652

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accounts payable	$26,727	$31,053
Accrued expenses	14,880	16,059
Other business acquisitions purchase price obligations	350	1,022
Contract liabilities	11,988	8,132
Other current liabilities	3,634	3,654
Total accounts payable and other accrued liabilities	$57,579	$59,920

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	September 30, 2024	December 31, 2023
Accrued bonuses	$9,900	$18,453
Accrued paid time off	5,341	1,316
Accrued payroll	12,542	11,814
Accrued other	3,773	3,077
Total accrued payroll and benefits	$31,556	$34,660

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (“ASC 270”), and ASC 740. The Company’s effective tax rate (“ETR”) from continuing operations was 14.9% and 15.1% for the three and nine months ended September 30, 2024, respectively, and 21.3 % and 10.7 % for the three and nine months ended September 30, 2023, respectively. Income tax expense recorded by the Company during the three and nine months ended September 30, 2024 was $1.4 million and $4.5 million, respectively. Income tax expense recorded by the Company during the three and nine months ended September 30, 2023 was $1.3 million and $2.8 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of September 30, 2024, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of September 30, 2024. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

12. DEBT

Debt consisted of the following:

	September 30, 2024	December 31, 2023
Term loan facility	$193,125	$154,219
Revolving line of credit	48,271	—
Aircraft loan	9,547	10,344
Less deferred debt issuance costs	(1,183)	(1,379)
Total debt	$249,760	$163,184
Less current portion of long-term debt	(16,753)	(14,196)
Long-term debt, less current portion	$233,007	$148,988

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as discounted against the underlying debt instrument. These costs are amortized to interest expense over the terms of the underlying debt instruments.

2021 Credit Facility—On April 27, 2021, the Company entered into a Senior Secured Credit Agreement providing for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving line of credit (the “2021 Credit Facility”), and used a portion of the proceeds from the 2021 Credit Facility to repay all amounts outstanding under the prior credit facility. The revolving line of credit portion of the 2021 Credit Facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026

. The Company has the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

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

Exclusive of the repayment made related to quarter ended June 30, 2024, which was made in the current quarter, the quarterly installment repayments for the three months ended September 30, 2024 were $3.9 million. Installment repayments for the nine months ended September 30, 2024 were $11.1 million. Quarterly installment repayments for the three and nine months ended September 30, 2023 were $2.2 million and $6.6 million, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company’s consolidated total leverage ratio (as defined in the 2021 Credit Facility) was 2.6 times and 1.9 times, respectively, and the Company was in compliance with all covenants under the 2021 Credit Facility.

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

The weighted average interest rate on the 2021 Credit Facility for the nine months ended September 30, 2024 and September 30, 2023, before giving effect to the impact of the interest rate swaps, was 7.2% and 6.6%, respectively, and after giving effect to the impact of the interest rate swaps, was 2.8%, and 2.4%, respectively.

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

The following is a schedule of the aggregate annual maturities of long-term debt presented on the unaudited condensed consolidated statement of financial position, gross of deferred debt issuance cost of $1.2 million, based on the terms of the 2021 Credit Facility and the Aircraft Loan:

	2021 Credit Facility
September 30,	Term Loan	Revolver	Aircraft Loan	Total
2025	$15,625	$—	$1,128	$16,753
2026	177,500	48,271	1,209	226,980
2027	—	—	1,295	1,295
2028	—	—	5,915	5,915
Total	$193,125	$48,271	$9,547	$250,943

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	September 30, 2024	December 31, 2023
Interest rate swap (1)	$—	$3,461
Total Assets	$—	$3,461

Business acquisitions contingent consideration, current	$6,423	$3,592
Business acquisitions contingent consideration, long-term	27,924	2,448
Conversion option related to Series A-2 Preferred Stock	20,054	19,017
Interest rate swap (1)	353	—
Total Liabilities	$54,754	$25,057

_____________________________

(1) Included in other assets and other non-current liabilities in the unaudited condensed consolidated statement of financial position as of September 30, 2024 and December 31, 2023, respectively.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option Related to Series A-2 Preferred Stock	Total Liabilities
Balance as of December 31, 2022	$6,046	$6,046	$3,801	$4,454	$25,731	$33,986
Acquisitions	—	—	397	730	—	1,127
Changes in fair value included in earnings	283	283	(73)	206	2,097	2,230
Payment of contingent consideration payable	—	—	(3,146)	—	—	(3,146)
Reclass of long term to short term contingent liabilities	—	—	2,260	(2,260)	—	—
Balance as of September 30, 2023	$6,329	$6,329	$3,239	$3,130	$27,828	$34,197

Balance as of December 31, 2023	$3,461	$3,461	$3,592	$2,448	$19,017	$25,057
Acquisitions	—	—	4,976	24,396	—	29,372
Changes in fair value included in earnings	(3,814)	(3,814)	131	254	1,037	1,422
Reclass of asset to liability due to fair value change	—	353	—	—	—	353
Payment of contingent consideration payable	—	—	(1,450)	—	—	(1,450)
Reclass of long term to short term contingent liabilities	—	—	(826)	826	—	—
Balance as of September 30, 2024	$(353)	$—	$6,423	$27,924	$20,054	$54,754

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2034. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2029 (Note 6 and 12).

Other Commitments—The Company has commitments under the 2021 Credit Facility, its Aircraft Loan, its equipment line of credit and its lease obligations (Note 6 and 12). The Company has entered into a purchase contract to purchase a total of $4.9 million of equipment over the course of 7 years that commenced on July 1, 2024, subject to a minimum spending requirement per year, measured from the commencement date and each anniversary thereof. The minimum spend requirement is $0.2 million, $0.4 million, and $0.9 million for 2025, 2026, and 2027, respectively, with the remainder subject to mutual agreement after the first three years. The amount purchased for the three and nine months ended September 30, 2024 was $0.

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

15. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. The Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full on July 30, 2020. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $2.8 million and $4.1 million during the three months ended September 30, 2024 and September 30, 2023, and $8.3 million and $12.3 million during the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

The Company may, at its option on any one or more dates, redeem all or a minimum portion (the lesser of (i) $25.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock and (ii) all of the Convertible and Redeemable Series A-2 Preferred Stock then outstanding) of the outstanding Convertible and Redeemable Series A-2 Preferred Stock in cash. In January 2024, the Company redeemed $60 million of the outstanding Convertible and Redeemable Series A-2 Preferred Stock with cash. As of September 30, 2024, the aggregate amount of the Convertible and Redeemable Series A-2 Preferred Stock issued and outstanding was $122.2 million, or 11,667 shares.

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of September 30, 2024, the Company has determined that a change of control is not probable. Additionally, as of September 30, 2024, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of September 30, 2024, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary.

The Convertible and Redeemable Series A-2 Preferred Stock contains a conversion option of the preferred stock to shares of common stock beginning on the fourth-year anniversary of the issuance date. As of September 30, 2024 and December 31, 2023, this conversion embedded feature had a net fair value of $20.1 million and $19.0 million, respectively. The change in net fair value of $0.5 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, and $0.7 million and $2.1 million for the three and nine months ended September 30, 2023, respectively, was recorded to other expense.

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of awards of restricted stock ("RSAs"), restricted stock units ("RSUs"), stock appreciation rights ("SARs") and shares of common stock underlying stock options outstanding under the Company's stock incentive plans. During the three and nine months ended September 30, 2024 and September 30, 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding during the applicable period due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(10,564)	$(7,525)	$(34,091)	$(29,418)
Convertible and Redeemable Series A-2 Preferred Stock dividend	(2,750)	(4,100)	(8,314)	(12,300)
Net loss attributable to common stockholders – basic and diluted	(13,314)	(11,625)	(42,405)	(41,718)
Weighted-average number of shares of common stock outstanding – basic and diluted	34,242	30,143	32,647	30,016
Net loss per share attributable to common stockholders – basic and diluted	$(0.39)	$(0.39)	$(1.30)	$(1.39)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	September 30,
	2024(1)	2023(1)
Stock options	3,059,061	3,348,678
Restricted stock	2,629,026	2,410,363
Series A-2 Preferred Stock	4,448,404	5,447,090
SARs	3,000,000	3,000,000

_____________________________

(1) Includes 7,891,144 and 7,581,261 common stock equivalents that are out of the money as of September 30, 2024 and September 30, 2023, respectively.

18. STOCK-BASED PLANS AND COMPENSATION

Employee Equity Incentive Plans

The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (“2017 Plan”) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (“2013 Plan”) (collectively the “Plans”).

The following number of shares were authorized to be issued and available for grant:

	September 30, 2024
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	7,538,276	2,036,219	9,574,495
Shares available for grant(1)	1,651,705	—	1,651,705

	September 30, 2023
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	6,330,713	2,036,219	8,366,932
Shares available for grant(1)	703,380	—	703,380

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

There were no stock-based compensation expenses related to the 2013 Plan in the three and nine months ended September 30, 2024 and 2023. Total stock-based compensation expense related to the 2017 Plan was as follows:

	Three Months Ended September 30,
	2024				2023
	Options	RSUs	SARs	Total	Options	RSUs	SARs	Total
Cost of revenue	$285	$1,057	$—	$1,342	$399	$409	$—	$808
Selling, general and administrative expense	499	7,607	2,315	10,421	1,050	7,311	2,315	10,676
Total	$784	$8,664	$2,315	$11,763	$1,449	$7,720	$2,315	$11,484

	Nine Months Ended September 30,
	2024				2023
	Options	RSUs	SARs	Total	Options	RSUs	SARs	Total
Cost of revenue	$914	$2,539	$—	$3,453	$1,214	$1,195	$—	$2,409
Selling, general and administrative expense	2,074	22,443	6,896	31,413	3,844	22,486	6,870	33,200
Total	$2,988	$24,982	$6,896	$34,866	$5,058	$23,681	$6,870	$35,609

As of September 30, 2024 and September 30, 2023, there was $99.4 million and $132.8 million, respectively, of total unrecognized stock-based compensation expense related to unvested options, restricted stock and SARs granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average 2.3 year period.

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units

RSAs and RSUs activity was as follows:

	Nine Months Ended September 30,
	2024		2023
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Beginning outstanding shares	2,468,722		1,777,715
Granted	354,060	$40.12	731,666	$34.47
Forfeited/ cancelled	(43,115)	$36.70	(8,902)	$32.18
Vested	(150,641)	$37.46	(90,116)	$36.81
Ending outstanding shares	2,629,026		2,410,363

Stock Appreciation Rights

As of September 30, 2024, there were 3,000,000 units of SARs outstanding under the 2017 Plan. These SARs represent the right to receive, upon exercise, a payment equal to the excess of (a) the fair market value of one share of the Company’s common stock, over (b) an exercise price of $66.79, payable, at the Company’s election, in cash or shares of common stock. These SARs vest on the 5th anniversary of the date of grant based on achievement of performance hurdles over a five year period, subject to continued service on the vesting date. The performance hurdles are as follows:

SARs Stock Price Performance Hurdle	Portion of SARs Subject to Performance Hurdle
$133.58	1/3
$166.98	1/3
$200.37	1/3

The performance hurdles shall be deemed achieved if the average trading price per share of the Company’s common stock equals or exceeds the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date. None of the market conditions have been achieved as of September 30, 2024.

The SARs expire 10 years after the grant date. The fair value of these SARs at the grant date was $46.0 million. The weighted average remaining contract life of these SARs as of September 30, 2024 was 7.21 years.

Options

The following summarizes the options activity of the 2017 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2022	2,579,566	$31.00	$15.00	7.8	$37,295
Granted	253,980	32.41	13.98	—	—
Forfeited/ cancelled	(119,330)	35.81	—	—	—
Expired	(2,950)	28.72	—	—	—
Exercised	(173,554)	24.21	—	—	3,701
Outstanding as of September 30, 2023	2,537,712	$30.95	$15.92	7.3	$10,427

Outstanding as of December 31, 2023	2,516,272	$30.92	$15.95	7.0	$13,825
Forfeited/ cancelled	(71,915)	38.64	—	—	—
Expired	(20,510)	45.57	—	—	—
Exercised	(51,524)	26.21	—	—	732
Outstanding as of September 30, 2024	2,372,323	$30.66	$16.30	6.3	$7,517
Exercisable as of September 30, 2024	1,840,673	$28.71		5.9	$7,517

The following weighted-average assumptions were used in the Black-Scholes option-pricing model calculation:

September 30, 2023
Common stock value (per share)	$32.41
Expected volatility	33.55%
Risk-free interest rate	3.77%
Expected life (years)	7.00
Forfeiture rate	None
Dividend rate	None

Montrose Amended & Restated 2013 Stock Option Plan

The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2022	855,695	$6.00	$2.00	3.3	$32,478
Expired	(800)	6.03	—	—	—
Exercised	(43,929)	7.47	—	—	1,557
Outstanding as of September 30, 2023	810,966	$6.38	$2.11	2.6	$18,554

Outstanding as of December 31, 2023	792,191	$6.40	$2.16	2.4	$20,380
Exercised	(105,453)	5.86
Outstanding as of September 30, 2024	686,738	$6.49	$2.49	1.8	$13,606
Exercisable as of September 30, 2024	686,738	$6.49		1.8	$13,606

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	September 30,
	2024	2023
Montrose 2013 Stock Incentive Plan	686,738	810,966
Montrose 2017 Stock Incentive Plan(1)	9,653,054	8,651,455
	10,339,792	9,462,421

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

During the first quarter of 2023, the Company determined to discontinue one of its non-core specialty service lines within the lab testing business (the "Discontinued Specialty Lab"). On December 29, 2023, the Company sold the assets of the Discontinued Specialty Lab for a total sales price of $4.8 million, of which $0.5 million was received in cash and $4.3 million was issued as a promissory note receivable. The promissory note receivable is subject to an annual 9.0% interest rate and will be repaid in 60 monthly installments with the remaining balance payable in full on December 29, 2028. The promissory note receivable balance, net of expected loss and payment, was $2.1 million as of September 30, 2024 and December 31, 2023, respectively. The discontinuation of this specialty service line, which was part of the Company's Measurement and Analysis segment, did not represent a strategic shift that had a major effect on the Company’s operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

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

Segment revenues and Adjusted EBITDA consisted of the following:

	Three Months Ended September 30,
	2024		2023
	Segment Revenues	Segment Adjusted EBITDA	Segment Revenues	Segment Adjusted EBITDA
Assessment, Permitting and Response	$52,019	$11,188	$57,009	$14,878
Measurement and Analysis	58,583	13,370	50,468	10,352
Remediation and Reuse	68,085	11,655	60,460	7,446
Total Operating Segments	$178,687	$36,213	$167,937	$32,676
Corporate and Other	—	(7,901)	—	(9,373)
Total	$178,687	$28,312	$167,937	$23,303

	Nine Months Ended September 30,
	2024		2023
	Segment Revenues	Segment Adjusted EBITDA	Segment Revenues	Segment Adjusted EBITDA
Assessment, Permitting and Response	$164,043	$40,088	$170,634	$42,977
Measurement and Analysis	158,889	32,233	143,050	27,528
Remediation and Reuse	184,405	25,594	144,782	18,767
Total Operating Segments	$507,337	$97,915	$458,466	$89,272
Corporate and Other	—	(29,367)	—	(28,175)
Total	$507,337	$68,548	$458,466	$61,097

Presented below is a reconciliation of the Company’s segment measure to net loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA	$28,312	$23,303	$68,548	$61,097
Interest expense, net	(4,137)	(2,089)	(11,420)	(5,507)
Income tax expense	(1,368)	(1,324)	(4,480)	(2,842)
Depreciation and amortization	(13,240)	(11,863)	(37,408)	(33,816)
Stock-based compensation	(11,763)	(11,484)	(34,866)	(35,609)
Acquisition costs	(2,764)	(1,499)	(6,371)	(4,970)
Fair value changes in financial instruments	(3,946)	(806)	(4,851)	(1,814)
Fair value changes in business acquisition contingencies	(143)	(459)	(385)	(414)
Expenses related to financing transactions	(41)	(3)	(280)	(7)
Discontinued Specialty Lab(1)	(96)	(1,302)	(692)	(5,321)
Other losses or expenses(2)	(1,378)	1	(1,886)	(215)
Net loss	$(10,564)	$(7,525)	$(34,091)	$(29,418)

__________________________

(1) Amounts consist of operating losses before depreciation related to the Discontinued Specialty Lab.

(2) The three and nine months ended September 30, 2024 consist primarily of non-recurring costs to centralize certain back-office functions. The nine months ended September 30, 2024 also includes costs associated with a lease abandonment.

The following table presents revenues by geographic location:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$139,574	$133,451	$405,428	$405,395
Canada	31,639	31,206	81,517	44,488
Other international	7,473	3,280	20,391	8,583
Total revenue	$178,687	$167,937	$507,337	$458,466

20. RELATED-PARTY TRANSACTIONS

The Company did not have any related party transactions during the three and nine months ended September 30, 2024 and September 30, 2023.

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the “401(k) Savings Plan”). As of September 30, 2024, and December 31, 2023, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 5.0% of the participant’s compensation. Employer contributions under the 401(k) Savings Plan were $5.8 million and $17.4 million for the three and nine months ended September 30, 2024, respectively, and $2.0 million and $5.9 million for the three and nine months ended September 30, 2023, respectively, and are included within selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and nine months ended September 30, 2024 and September 30, 2023 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2023 Form 10-K.

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

Remediation and Reuse

Remediation and Reuse segment provides clients with engineering, design, and implementation services, primarily (i) treatment technologies which treat contaminated water or create biogas from waste, or (ii) soil remediation. Our employees, including engineers, scientists and consultants, provide these services to assist our clients in designing solutions, managing products and mitigating environmental risks and liabilities at their locations. We do not own the properties or facilities at which we implement these projects or the underlying liabilities, nor do we own material amounts of the equipment used in projects.

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada, Europe and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Revenues in thousands)	2024		2023		2024	2023
Acquisitions completed	2		1		6	5
Revenues attributable to acquisitions completed in the period	$4,304	(1)	$305	(1)	$26,600	$40,809
Percentage of revenues	2.4%		0.2%		5.2%	8.9%

_________________________________

(1)
Acquisitions revenue amounts in Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” includes third quarter revenue from acquisitions completed in the nine months ended September 30, 2024 and 2023 of $15.0 million and $29.2 million, respectively, whereas this disclosure includes third quarter revenue only attributable to acquisitions acquired during the three months ended September 30, 2024 and 2023.

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

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn-outs could be significant. The amount of each for the three and nine months ended September 30, 2024 and September 30, 2023, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization expense	$8,978	$7,922	$24,621	$22,512
Acquisition-related costs	2,764	1,499	6,370	4,970
Fair value changes in business acquisition contingencies	(143)	459	(385)	414

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

Additionally, we made earn-out payments of $1.5 million in March 2024 in connection with our acquisition of Huco Consulting, Inc. ("Huco"), of which, $0.4 million was paid in cash, and the remaining $1.1 million in the Company's common stock. In connection with certain of our acquisitions, we may make up to $58.6 million in aggregate earn-out payments between the years 2024 and 2026, of which up to $23.4 million may be paid only in cash, up to $13.1 million may be paid only in common stock and up to $22.1 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

Our revenues and certain expenses, including selling, general and administrative expense, vary from period to period due primary to changes in organic growth, the incremental contribution from recent acquisitions and strategic decisions we may make from time to time. When we refer to changes driven by organic growth, we are referring to the contribution from businesses that have been part of Montrose for more than 12 months, with certain limited exclusions as discussed in greater detail above. In a given reporting period, when we refer to revenue changes driven by acquisitions, we are referring to the revenue contribution from any acquisition from its closing date through the first 12 months of that acquisition, at which point any subsequent contribution therefrom would be organic.

Financing Costs

Total debt at September 30, 2024 was $249.8 million net of deferred debt issuance costs, which was an increase of $86.6 million compared to December 31, 2023. The increase is primarily driven by the additional $50.0 million term loan and additional usage of our revolving line of credit, partially offset by repayments and amortization of the various debt noted.

Interest expense, net was $4.1 million and $11.4 million in the three and nine months ended September 30, 2024, respectively, and $2.1 million and $5.5 million in the three and nine months ended September 30, 2023, respectively. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

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

Results of Operations

The Three And Nine Months Ended September 30, 2024 Compared to the Three And Nine Months Ended September 30, 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues	$178,687	$167,937	$507,337	$458,466
Cost of revenues (exclusive of depreciation and amortization)	105,596	102,155	306,239	281,984
Selling, general and administrative expense	60,869	56,901	177,182	161,761
Fair value changes in business acquisition contingencies	143	459	385	414
Depreciation and amortization	13,240	11,863	37,408	33,816
Loss from operations	(1,161)	(3,441)	(13,877)	(19,509)
Other income (expense), net	(3,898)	(671)	(4,314)	(1,560)
Interest expense, net	(4,137)	(2,089)	(11,420)	(5,507)
Loss before income taxes	(9,196)	(6,201)	(29,611)	(26,576)
Income tax expense	1,368	1,324	4,480	2,842
Net loss	(10,564)	(7,525)	(34,091)	(29,418)
Series A-2 dividend payment	(2,750)	(4,100)	(8,314)	(12,300)
Net loss attributable to common stockholders	$(13,314)	$(11,625)	$(42,405)	$(41,718)
Weighted average number of shares — basic and diluted	34,242	30,143	32,647	30,016
Loss per share — basic and diluted	$(0.39)	$(0.39)	$(1.30)	$(1.39)

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Revenues	$178,687	$167,937	$10,750	6.4%	$507,337	$458,466	$48,871	10.7%

Revenue for the three months ended September 30, 2024 increased $10.8 million or 6.4% as compared to the three months ended September 30, 2023. The increase was primarily driven by acquisitions, which contributed $15.4 million to the increase in revenues, and strong organic growth driven primarily by our Assessment, Permitting and Response and Measurement and Analysis segments. These increases were partially offset by $12.8 million lower environmental emergency response service revenues, lower treatment technology revenue within our Remediation and Reuse segment, and prior year revenues from the Discontinued Specialty Lab of $2.0 million, which was sold in December 2023.

Revenue for the nine months ended September 30, 2024 increased $48.9 million or 10.7% as compared to the nine months ended September 30, 2023. The increase was primarily driven by acquisitions, which contributed $63.6 million to the increase in revenues, and strong organic growth driven by our Assessment, Permitting and Response and Measurement and Analysis segments. These increases were partially offset by $34.9 million lower environmental emergency response service revenues, lower treatment technology revenue within our Remediation and Reuse segment, and prior year revenues from the Discontinued Specialty Lab of $6.1 million.

See “—Segment Results of Operations” below for revenue by segment analysis.

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Cost of revenues (exclusive of depreciation and amortization)	$105,596	$102,155	$3,441	3.4%	$306,239	$281,984	$24,255	8.6%

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment purchases and rental, and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

Cost of revenues for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 increased by $3.4 million driven primarily by a $7.3 million increase in direct labor costs and a $3.5 million increase in other cost of revenues, partially offset by a $5.7 million decrease in field supplies and equipment costs. Cost of revenues as a percentage of revenue for the three months ended September 30, 2024 was 59.1%, compared to 60.8% for the three months ended September 30, 2023. This percentage decrease was driven primarily by revenue mix.

Cost of revenues for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 increased by $24.3 million driven primarily by a $26.8 million increase in direct labor costs, a $3.4 million increase in outside services costs, and a $6.1 million increase in other cost of revenues, partially offset by a $14.0 million decrease in field supplies and equipment costs. Cost of revenues as a percentage of revenue for the nine months ended September 30, 2024 was 60.4%, compared to 61.5% for the nine months ended September 30, 2023. This percentage decrease was driven primarily by revenue mix.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Selling, general and administrative expense	$60,869	$56,901	$3,968	7.0%	$177,182	$161,761	$15,421	9.5%

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

Selling, general and administrative expense for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 increased $4.0 million or 7.0% primarily due to the impact of acquisitions, which added $2.9 million to selling, general and administrative expense, and an increase in IT, travel and bad debt expenses, partially offset by lower labor and facilities cost.

Selling, general and administrative expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 increased $15.4 million or 9.5% primarily due to the impact of acquisitions, which added $9.2 million to selling, general and administrative expense, as well as an increase in acquisition-related costs, facilities cost, and an increase in IT and travel expenses.

See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Depreciation and amortization	$13,240	$11,863	$1,377	11.6%	$37,408	$33,816	$3,592	10.6%

The increase in depreciation of property and equipment and the amortization of intangible assets and finance leases were primarily driven by an increase of $2.1 million in amortization of intangible assets during both the three and nine months ended September 30, 2024 compared to the prior year periods. See Note 8 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Other income (expense), net	$(3,898)	$(671)	$(3,227)	481%	$(4,314)	$(1,560)	$(2,754)	177%

Other income (expense), net for the three months ended September 30, 2024 was comprised of losses of $3.5 million related to a fair value adjustment on our interest rate swaps and a $0.5 million charge related to a fair value adjustment on the Series A-2 Preferred Stock conversion option, partially offset by $0.8 million of other income. Other income (expense), net for the three months ended September 30, 2023 was comprised of a $0.7 million charge related to a fair value adjustment on our interest rate swaps, as well as a loss of $0.1 million related to a fair value adjustment on the Series A-2 Preferred Stock conversion option.

Other income (expense), net for the nine months ended September 30, 2024 was comprised of losses of $3.8 million related to a fair value adjustment on our interest rate swaps and a $1.0 million charge related to a fair value adjustment on the Series A-2 Preferred Stock conversion option, partially offset by $0.5 million of other income. Other income (expense), net for the nine months ended September 30, 2023 was comprised primarily of a $2.1 million charge related to a fair value adjustment on the Series A-2 Preferred Stock conversion option.

See Notes 13 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Interest expense, net	$(4,137)	$(2,089)	$(2,048)	98.1%	$(11,420)	$(5,507)	$(5,913)	107.4%

Interest expense, net for the three and nine months ended September 30, 2024 and 2023 increased primarily as a result of higher interest rates and higher debt balance.

Weighted average interest rates as of September 30, 2024 and September 30, 2023 were 7.2% and 6.6%%, respectively. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Income tax expense	$1,368	$1,324	$44	3.3%	$4,480	$2,842	$1,638	57.6%

The income tax expense for the three and nine months ended September 30, 2024 increased compared to the three and nine months ended September 30, 2023 primarily as a result of certain tax inclusions from foreign acquisitions in 2024 in addition to an increase in deductible goodwill amortization associated with recent U.S. acquisitions. The income tax expense is primarily related to operations in the United States, Canada and Australia.

Segment Results of Operations

The Three And Nine Months Ended September 30, 2024 Compared to the Three And Nine Months Ended September 30, 2023

	Three Months Ended September 30,
	2024			2023
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$52,019	$11,188	21.5%	$57,009	$14,878	26.1%
Measurement and Analysis	58,583	13,370	22.8	50,468	10,352	20.5
Remediation and Reuse	68,085	11,655	17.1	60,460	7,446	12.3
Total Operating Segments	$178,687	$36,213	20.3%	$167,937	$32,676	19.5%
Corporate and Other	$—	$(7,901)	(4.4)%	$—	$(9,373)	(5.6)%

	Nine Months Ended September 30,
	2024			2023
	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$164,043	$40,088	24.4%	$170,634	$42,977	25.2%
Measurement and Analysis	158,889	32,233	20.3	143,050	27,528	19.2
Remediation and Reuse	184,405	25,594	13.9	144,782	18,767	13.0
Total Operating Segments	$507,337	$97,915	19.3%	$458,466	$89,272	19.5%
Corporate and Other	$—	$(29,367)	(5.8)%	$—	$(28,175)	(6.1)%

(1)
For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”
(2)
Represents Segment Adjusted EBITDA as a percentage of segment revenues.

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	%	2024	2023	$	%
Assessment, Permitting and Response	$52,019	$57,009	$(4,990)	(8.8)%	$164,043	$170,634	$(6,591)	(3.9)%
Measurement and Analysis	58,583	50,468	8,115	16.1	158,889	143,050	15,839	11.1
Remediation and Reuse	68,085	60,460	7,625	12.6	184,405	144,782	39,623	27.4
Total Operating Segments	$178,687	$167,937	$10,750	6.4%	$507,337	$458,466	$48,871	10.7%

Assessment, Permitting and Response segment revenues for the three and nine months ended September 30, 2024 decreased compared to the three and nine months ended September 30, 2023 due to a decline in revenues from environmental emergency responses of $12.8 million and $34.9 million, respectively, partially offset by strong organic growth of $5.1 million and $25.6 million, respectively, mainly within our consulting and advisory services, and the impact of acquisitions, which contributed $2.7 million to the increase in both the three and nine months ended September 30, 2024 .

Measurement and Analysis segment revenues for the three and nine months ended September 30, 2024 increased compared to the three and nine months ended September 30, 2023 as a result of strong organic growth of $8.5 million and $19.0 million, respectively, the impact of acquisitions, which contributed $1.6 million and $2.9 million, respectively, partially offset by the sale of the Discontinued Specialty Lab in December 2023, which contributed $2.0 million and $6.1 million to revenues in the respective prior year periods.

Remediation and Reuse segment revenues for the three and nine months ended September 30, 2024 increased compared to the three and nine months ended September 30, 2023, primarily driven by acquisitions. Specifically, acquisitions contributed $11.1 million and $57.9 million to the increase in revenues in the three and nine months ended September 30, 2024, respectively. These increases were partially offset by certain treatment technology project start dates that shifted beyond the second half of 2024.

Segment Adjusted EBITDA

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2024	2023	$	Margin %	2024	2023	$	Margin %
Assessment, Permitting and Response	$11,188	$14,878	$(3,690)	(4.6)%	$40,088	$42,977	$(2,889)	(0.7)%
Measurement and Analysis	13,370	10,352	3,018	2.3	32,233	27,528	4,705	1.0
Remediation and Reuse	11,655	7,446	4,209	4.8	25,594	18,767	6,827	0.9
Total Operating Segments	$36,213	$32,676	$3,537	0.8%	$97,915	$89,272	$8,643	(0.2)%
Corporate and Other	$(7,901)	$(9,373)	$1,472		$(29,367)	$(28,175)	$(1,192)

Assessment, Permitting and Response Segment Adjusted EBITDA and Segment Adjusted EBITDA margin for the three and nine months ended September 30, 2024 decreased compared to the three and nine months ended September 30, 2023 primarily due to a reduction in higher margin emergency response revenues.

Measurement and Analysis Segment Adjusted EBITDA and Segment Adjusted EBITDA margin for the three and nine months ended September 30, 2024 increased compared the three and nine months ended September 30, 2023 primarily due to the operating leverage driven by higher revenue growth.

Remediation and Reuse Segment Adjusted EBITDA for the three and nine months ended September 30, 2024 increased compared the three and nine months ended September 30, 2023 due to higher revenues. Improved Segment Adjusted EBITDA margin in the three months ended September 30, 2024 was driven primarily by acquisitions and improved Matrix margins. Improved segment Adjusted EBITDA margin in the nine months ended September 30, 2024 was driven primarily by acquisitions.

Corporate and other costs for the three months ended September 30, 2024 decreased $1.5 million primarily due to lower payroll related costs of $0.5 million and the timing of various other expenses including audit and other marketing related costs. Corporate and other costs for the nine months ended September 30, 2024 increased $1.2 million primarily due to higher travel and IT costs as well as an increase in professional fees. Corporate costs as a percentage of revenues were lower in both the three and nine months ended September 30, 2024.

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

Our principal sources of liquidity have been borrowings under our credit facilities, other borrowing arrangements, proceeds from the issuance of common and preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 Preferred Stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. We may make up to $58.6 million in aggregate earn-out payments between the years 2024 and 2026 in connection with the acquisitions of Sensible, Vandrensning, EPIC, 2DOT, Spirit and Origins, of which up to $23.4 million may be paid only in cash, up to $13.1 million may be paid only in common stock and up to $22.1 million may be paid in cash or, at our option, in common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the short- and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(9,721)	$41,472
Investing activities	(137,190)	(96,982)
Financing activities	136,583	(10,869)
Change in cash, cash equivalents and restricted cash	$(10,328)	$(66,379)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the nine months ended September 30, 2024, net cash used in operating activities was $9.7 million compared to net cash provided by operating activities of $41.5 million for the nine months ended September 30, 2023. The period-over-period decrease of $51.2 million was primarily due to an increase in accounts receivable and contract assets of $45.9 million driven by higher revenues, the previously disclosed temporary invoicing delays associated with the integration of Matrix, which is substantially addressed and collections are returning to a normal cadence, and slow payments on a single large US government funded project, which are expected to be resolved by year end. The year over year change was also impacted by a decrease in accrued payroll and benefits of $4.9 million following larger bonus payments made in March 2024 than in the prior year.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $137.2 million, driven by cash paid for the acquisitions of EPIC, 2DOT, ETA, Paragon, Spirit, and Origins, net of cash acquired, of $113.0 million, $19.1 million in purchases of property and equipment, $3.4 million in payment of other purchase price obligations, and $2.1 million in proprietary software development costs.

For the nine months ended September 30, 2023, net cash used in investing activities was $97.0 million, driven by cash paid for the acquisitions of Matrix, GreenPath, Vandrensning, Frontier and EAI, net of cash acquired, of $66.2 million, $25.0 million in cash consideration for purchases of property and equipment (which included the purchase of a $12.2 million replacement aircraft for use in emergency responses following an aircraft crash in February 2023), $2.8 million in proprietary software development costs, $2.3 million related to minority investment in certain companies, and the payment of assumed purchase price obligations of $1.0 million.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $136.6 million. Cash provided by financing activities was driven by net proceeds from the issuance of common stock through a public offering of $121.8 million, net borrowing of $87.0 million, proceeds from the exercise of stock options of $2.0 million, partially offset by a partial redemption of the Series A-2 Preferred Stock of $60.0 million, dividends on the Series A-2 Preferred Stock of $8.3 million and repayments of finance leases of $4.4 million.

For the nine months ended September 30, 2023, net cash used in financing activities was $10.9 million. Cash used in financing activities was driven by the quarterly dividends on the Series A-2 Preferred Stock of $12.3 million, the 2021 Credit Facility term loan and the aircraft loan amortization payments of $9.1 million, the repayments of finance leases of $3.4 million, and the payment of acquisition-related contingent consideration of $1.5 million, partially offset by proceeds received from the aircraft loan of $10.9 million and the exercise of stock options of $4.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2024, which factors in our interest rate swaps on $150.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolver would impact our annual income (loss) before income taxes by approximately $1.0 million.

Inflation Risk

We experienced higher labor and significantly higher travel and other direct costs in the fiscal year ended December 31, 2022 and December 31, 2023 as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. In the nine months ended September 30, 2024, we also experienced, and continue to experience, higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and although inflation has increased our Selling, general and administrative expense in the nine months ended September 30, 2024, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL (included as Exhibit 101)

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

Montrose Environmental Group, Inc.

Date: November 7, 2024	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer