Form 10-K
period 2024-12-31
Montrose Environmental Group, Inc.
filed 2025-03-03
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 28, 2024, the last business day of the Registrant’s second fiscal quarter, based on the closing price of $44.56 of the Registrant’s common stock on The New York Stock Exchange on such date, was $1.52 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2025 was 34,339,764.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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

PART I

Item 1. Business.

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. According to data derived from a 2024 Environmental Industry Study prepared by Environmental Business International, Inc., or EBI, which we commissioned and update annually, the global environmental industry is estimated to be approximately $1.6 trillion, with $540.0 billion concentrated in the United States.

We service complex and often non-discretionary environmental needs of our diverse clients across our three business segments: Assessment, Permitting and Response; Measurement and Analysis; and Remediation and Reuse. Examples of our services include:

Our industry is highly fragmented with no single market leader. By focusing solely on environmental solutions, we believe we are uniquely positioned to become a leading platform in the environmental industry. We provide a diverse range of environmental services to our private and public sector clients across the life cycle of their needs—whether they are launching new projects, maintaining operations, decommissioning operations, rehabilitating assets, managing the impacts of climate change or responding to unexpected environmental disruption. Our integrated platform has been a catalyst for our organic growth and we have built on this platform through strategic acquisitions.

Innovation is core to our strategy. As the world’s environmental challenges grow in number, scope and complexity, increasing public pressure and ongoing regulatory changes are driving the demand for better information and advanced solutions. We prioritize innovation to enhance the quality of information provided to clients, and provide solutions tailored to clients' specific environmental needs. Examples include more accurately measuring emissions, or identifying and remediating known and emerging contaminants. Our commitment to ongoing innovation includes investing in research, development, software development, and technology—both directly and through strategic partnerships. These efforts are aimed at creating better solutions for our clients. We believe that these investments, along with our focus on geographic expansion, sales and marketing initiatives, environmental service offerings, and strategic acquisitions, will continue to distinguish us in the marketplace.

Our revenue and earnings are highly resilient. We do not rely upon any single service, product, political approach or regulatory framework. We serve a diverse set of approximately 6,300 clients across a wide variety of end markets and geographies in both the private and public sectors, with the majority of clients being in the private sector. Funding for our services is typically non-discretionary given regulatory drivers and public health concerns. As a result, our business is positioned to be less susceptible to political and economic cycles. Our client activities can occur at different times for different industries, regardless of economic cycles. Clients generating approximately 96.0% of revenue in the fiscal year ended December 31, 2023 repeated in the fiscal year ended December 31, 2024.

Our financial success is driven by both strong organic and acquisition-driven growth, and as a result, our total revenue has grown at a compounded annual growth rate of 24.4% since 2019.

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

The Industry

The global environmental industry is large, growing, highly fragmented and subject to complex regulatory frameworks. Federal, state, provincial and local environmental regulations dictate compliance requirements that create demand for environmental services. Increasingly, public and stockholder interest in environmental sustainability are also driving prudent management of our shared and finite environmental resources.

Global Environmental Industry is Large and Growing

According to EBI and research commissioned by Montrose, as of 2024 the global environmental industry is estimated to generate approximately $1.6 trillion in revenues, with $540.0 billion concentrated in the United States. According to EBI, this $540.0 billion U.S. environmental market is expected to grow at a CAGR of 3.8% per year from 2025 through 2026, up from its previous forecast of 3.6% per year from 2024 through 2026. EBI concludes that strong tailwinds of infrastructure funding, energy security, energy transition, Environmental, Social and Governance, or ESG, and climate resilience, in addition to traditional drivers of air quality, water quality, responsible waste management, resource recovery, remediation and restoration are leading to positive growth across all environmental sectors in the global market.

Public Demands, Industrial Activity, Climate Change and Regulations Each Drive Needs for Environmental Services

Heightened public awareness and increasing stakeholder demand for environmental responsibility and sustainability have led to a growing need for environmental services. Many companies worldwide have implemented environmental, social, and governance stewardship initiatives focused on managing potential future risks, rather than merely complying with regulations.

Steady increases in industrial activity and infrastructure investment, and the regulations underpinning these activities are also driving demand for environmental services. In addition, environmental disruptions caused by climate change or aging infrastructure further increase the need for these services. Infrastructure investments and environmental emergency responses often require substantial assessments, planning and/or permitting services in addition to environmental testing or remediation services. Testing and monitoring are typically recurring processes driven by regulations throughout the industrial production lifecycle.

Beyond current regulations, future regulatory changes may also create demand for additional or supplementary environmental services. In the United States, Canada, Australia, and Europe, the federal, state, provincial and local regulations targeting air and water quality management, waste and contaminated soil management or reductions in greenhouse gas emissions, each of which drives portions of our business, have been implemented over many decades, and are subject to change.

We anticipate that these trends will continue and will spur ongoing growth in the environmental services industry.

The Environmental Services Industry is Highly Fragmented and Complex

According to EBI, thousands of firms operate in many of the markets in which we operate. While several larger firms offer environmental services as a part of broader product portfolios, much of the industry consists of small firms that provide limited service offerings that address specific regulations and geographies. These small firms face challenges in expanding offerings or geographic reach given the technical expertise, accreditations and licenses necessary to serve a broad array of clients and industries across geographies and service lines. These dynamics create significant barriers to entry in our industry.

As clients increasingly prioritize environmental solutions to mitigate their impact on the environment, we believe they place a high value on environmental solutions providers that offer scale, advanced technology and comprehensive service capabilities. Providers able to address the full lifecycle of environmental concerns—especially those working with companies and organizations that operate across multiple jurisdictions, with complex regulatory landscapes, and across multiple environmental media (e.g., air, water and soil)—will continue to have a competitive edge.

Segments

We provide environmental services to our clients through our integrated solutions across three business segments—Assessment, Permitting and Response, Measurement and Analysis and Remediation and Reuse.

Assessment, Permitting and Response. Our Assessment, Permitting and Response segment provides scientific advisory and consulting services to support environmental assessments, environmental emergency response and recovery, toxicology consulting and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. We also work closely with clients to navigate the regulatory process at the local, state, provincial and federal levels, identify the potential environmental and political impacts of their decisions and develop practical mitigation approaches, as needed. In addition to environmental toxicology, and given our expertise in helping businesses plan for and respond to disruptions, our scientists and response teams have helped clients navigate their preparation for and response to emergency response situations.

We believe this segment maintains a number of competitive advantages, including:

•
strong brands and market leadership, particularly with environmental preparedness and response;
•
strong relationships with key private and public sector clients with needs for multiple environmental services, facilitating cross selling opportunities;
•
a core team of approximately 1,817 employees, including well-known technical experts with longstanding client relationships and significant experience across the key disciplines in the segment;
•
technology, software and data management capabilities, particularly within our response segment;
•
our proven ability to help clients navigate regulatory, public and legal scrutiny; and
•
a national reach established by having successfully assessed and permitted hundreds of projects in jurisdictions across the United States.

This segment, which is primarily based on a time and materials, or T&M, revenue model, generated approximately 30.9% of our revenue for the fiscal year ended December 31, 2024.

Measurement and Analysis. Our Measurement and Analysis segment is one of the largest providers of environmental testing and laboratory services in North America. Supported by approximately 1,210 employees across the US and Canada, our highly credentialed teams test and analyze air, water and soil to determine concentrations of contaminants, as well as the toxicological impact of contaminants on flora, fauna and human health. Our offerings include source and ambient air testing and monitoring, leak detection, and advanced multi-media laboratory services, including air, soil, stormwater, wastewater and drinking water analysis.

We believe we have a variety of sustainable competitive advantages in this market, including:

•
preeminent brands;
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

This segment, which is primarily based on a fixed price and, for out-of-scope work, a T&M revenue model, generated approximately 32.2% of our revenue for the fiscal year ended December 31, 2024.

Remediation and Reuse. Our Remediation and Reuse segment provides clients with engineering, design, and implementation services, primarily treatment technologies that treat contaminated water, remove contaminants from soil or create renewable energy from waste. Approximately 241 of our employees, including engineers, scientists and consultants, provide these services to assist our clients in designing solutions, managing products and mitigating environmental risks and liabilities at their locations. We do not own the properties or facilities at which we implement these projects or the underlying liabilities, nor do we own material amounts of the equipment used in projects.

We believe this segment’s competitive advantages include:

•
strong brands;
•
advanced technologies and our owned and licensed intellectual property portfolio, such as our patented water treatment systems and proprietary process to optimize the generation of renewable energy from waste;
•
a team with industry-leading experts and several patent-generating scientists; and
•
local expertise and capabilities with respect to unique soil, sediment and water table characteristics and contamination types.

This segment, which is primarily based on a fixed price and, for out-of-scope work, a T&M revenue model, generated approximately 36.9% of our revenue for the fiscal year ended December 31, 2024 primarily through project-based work.

This table illustrates a summary of our segments.

Differentiated Technology, Processes and Applications

Advanced technology, innovative processes, and applications are key competitive advantages in the environmental services industry. Our team of industry leaders plays a vital role in driving our investments in differentiated services. As our platform of environmental service offerings expands, our experts can increasingly deploy innovative technologies that address our clients’ needs, further differentiate our services and create new barriers to entry. Our investment and development activities include real-time air quality and emissions monitoring, environmental data management and visualization software, and technologies for the removal and destruction of complex contaminant streams.

In total, our research and development team has been awarded 24 patents. Our research and development team continued to innovate in the following areas: water treatment, particularly PFAS and selenium removal, PFAS destruction, PFAS testing, foam fractionation, vapor treatment and removal, wastewater treatment, CO2 capture, and resource recovery.

Strategic Acquisitions

We operate in a growing and highly fragmented market with thousands of potential acquisition targets. Given our success in identifying, executing and integrating over 70 acquisitions since our inception in 2012, we believe we can continue to selectively acquire additive businesses. We seek to acquire businesses at disciplined valuation levels that:

•
are led by high quality scientists and management teams,
•
expand our portfolio of services,
•
provide access to differentiated technologies or processes, and
•
extend our geographic coverage.

We have personnel specifically dedicated to identifying acquisition targets, exploring acquisition opportunities, negotiating terms and overseeing acquisition and post-acquisition integration. Our in-house acquisition team has established extensive relationships throughout the industry and maintains and regularly re-evaluates a pipeline of potential acquisition opportunities, largely driven by word of mouth and personal introductions. Although we are temporarily slowing our cadence of consummating acquisitions, it remains a core part of our growth strategy.

Since January 1, 2022 we have acquired the following businesses:

Acquired Business	Date of Acquisition	Segment	Location
2024 Acquisitions
Epic Environmental Pty Ltd (Epic)	January 31, 2024	Remediation and Reuse	Brisbane, Australia
Two Dot Consulting, LLC (2DOT)	February 29, 2024	Remediation and Reuse	Denver, Colorado
Engineering & Technical Associates, Inc. (ETA)	April 1, 2024	Assessment, Permitting and Response	Walbridge, Ohio
Paragon Soil and Environmental Consulting Inc. (Paragon)	May 31, 2024	Remediation and Reuse	Edmonton, Canada
Spirit Environmental, LLC. (Spirit)	July 1, 2024	Assessment, Permitting and Response	Houston, Texas
Origins Laboratory, Inc. (Origins)	September 3, 2024	Measurement and Analysis	Denver, Colorado

2023 Acquisitions
Frontier Analytical Laboratories (Frontier)	January 3, 2023	Measurement and Analysis	El Dorado Hills, CA
Environmental Alliance, Inc. (EAI)	February 1, 2023	Remediation and Reuse	Wilmington, DE
GreenPath Energy LTD (GreenPath)	May 1, 2023	Measurement and Analysis	Calgary, Canada
Matrix Solutions, Inc. (Matrix)	June 1, 2023	Remediation and Reuse	Calgary, Canada
Vandrensning ApS. (Vandrensning)	July 31, 2023	Remediation and Reuse	Copenhagen, Denmark

2022 Acquisitions
Environmental Standards, Inc. (Environmental Standards)	January 31, 2022	Assessment, Permitting and Response	Valley Forge, PA
Industrial Automation Group, Inc. (IAG)	January 31, 2022	Remediation and Reuse	Atlanta, GA
TriAD Environmental Consultants, Inc. (TriAD)	August 1, 2022	Remediation and Reuse	Nashville, TN
AirKinetics, Inc. (AirKinetics)	September 1, 2022	Measurement and Analysis	Anaheim, CA
Huco Consulting, Inc. (Huco)	November 30, 2022	Assessment, Permitting and Response	Houston, TX

We strive to add value to acquired businesses by emphasizing a team-centric culture focused on innovation and investment, expanding career opportunities for new employees from smaller businesses, enhancing front and back-office support to facilitate an enhanced focus on project delivery and growth, providing a larger eco-system of environmental services and capabilities to further client relationships, and implementing award-winning safety programs and operating processes. Each business we acquire is systematically integrated into our systems and processes, thereby creating meaningful revenue synergy opportunities and operating leverage.

Clients

We provide environmental services to approximately 6,300 clients operating in a number of sectors and industries, including but not limited to oil & gas, utilities, local, state, provincial and federal government entities, technical services, industrial manufacturing, transportation, chemicals, renewable energy generation, aerospace, telecommunications and engineering. We have long-term, and through our legacy companies, decades-old relationships. We serve a diversified client base in both the private and public sectors, with the vast majority of revenue being generated from clients in the private sector.

Our largest client represented approximately 4.6% of revenue for fiscal year ended December 31, 2024, with these revenues derived from over 14 separate projects. As a result of the nature of our environmental emergency response business, our Assessment, Permitting and Response segment may at times experience higher customer concentration levels based on the severity, duration and outcome of certain types of environmental emergencies for which we provide response services, as was the case in 2024 when 31.4% of our Assessment, Permitting and Response segment revenues were attributable to three customers. See Item 1A. “Risk Factors.”

For the fiscal year ended December 31, 2024, 53.3% of our revenue came from customers engaging us to provide more than one service, an increase of 2.3 percentage points from the 51.0% we generated from customers buying more than one service in the fiscal year ended December 31, 2023. We have expanded our relationships with our existing customer base with our vertically integrated business model. Our maturing client relationships coupled with our integrated structure across all our business lines has increased the level of client engagement.

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

Seasonality

Because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on yearly results. Additionally, due to the field-based nature of certain of our services, weather patterns generally impact our field-based teams’ ability to operate in the winter months. As a result, our operating results in our Measurement and Analysis segment and our Remediation and Reuse segment, experience some quarterly variability with generally lower revenues and lower earnings in the first and fourth quarters and typically we experience higher overall revenues and earnings in the second and third quarters. As we continue to grow and expand into new geographies and service lines, quarterly variability in our Measurement and Analysis and Remediation and Reuse segments may deviate from historical trends.

Human Capital Resources

Our employees are our most valuable asset and are committed to innovation and providing exceptional service to our clients. We prioritize fostering a diverse, fair and inclusive workplace that values respect, trust and a sense of belonging. We invest in our employees’ success by implementing people-centric strategies for recruiting, engagement, development, and retention.

Our SVP of Human Resources (HR) leads the HR function and is responsible for the development and execution of our human capital strategy. The SVP is supported by a robust HR team, consisting of both corporate-level resources as well as business-specific HR partners. The Board of Director’s Compensation Committee actively oversees our human capital programs, initiatives, and performance and receives regular updates from the SVP of HR.

Employees

As of December 31, 2024, we had approximately 3,410 employees (which includes full-time, part-time and stand-by environmental emergency response personnel). Approximately 2,560, or 75%, of our employees, work in our U.S. operations and approximately 850 or 25% work in foreign operations. Other than in Sweden, none of our facilities are covered by collective bargaining agreements.

Talent Attraction

In 2024, we engaged with over 20 top-tier universities in the United States and Canada. These outreach efforts have strengthened our partnerships with these institutions, allowing us to connect with skilled individuals and identify top talent for both internships and full-time positions.

Furthermore, we expanded our workforce in 2024 through six strategic acquisitions. As a result of both our acquisitions and recruiting efforts, we welcomed 310 incremental new employees in 2024, excluding contingent workers.

Employee Engagement

We believe that employee engagement is critical to fostering a positive work culture. It can act as a multiplier for organizational success, influencing nearly every aspect of business performance and employee satisfaction.

In 2024, we launched a company-wide employee engagement survey aimed at understanding and improving our workplace culture. This survey was designed to provide actionable, data-driven insights that can help us retain talent and position ourselves as an employer of choice.

Throughout the year, our business leaders lead quarterly virtual town hall meetings to communicate corporate initiatives, reinforce key messages, and recognize employee achievements while also encouraging feedback from our teams. Our monthly newsletter serves as an additional communication channel, allowing us to showcase ongoing projects, share key initiatives, and provide updates from functional areas such as HR and cybersecurity.

Given that a significant portion of our growth has been attributed to strategic acquisitions, we also continued to optimize and enhance our acquisition integration process in 2024, including direct engagement with acquired employees and leaders throughout the onboarding and integration periods.

We believe being a diverse and inclusive organization enhances our ability to address complex environmental challenges by incorporating a variety of experiences and viewpoints into our decision-making processes. At Montrose, we embrace one another’s unique perspectives and differences and strive to maintain an inclusive, sage and fair environment for our employees.

Employee Training and Development

We are dedicated to empowering our employees by supporting skills development and investing in comprehensive training and development programs. These programs provide the essential resources our teams need to succeed and thrive. We regularly review and update our training and development programs based on employee feedback and industry advancements with a goal of improving and evolving our programs. Beyond our in-house training, we also offer other avenues for continued learning, including mentoring, on-the-job training, external training courses, and tuition reimbursement. We also encourage our employees to obtain professional licenses and certifications to stay current in their fields.

Employee Retention and Rewards

We recognize that high-potential and high-performing employees seek meaningful career growth in impactful organizations; this, in turn, helps foster a sense of belonging and supports overall employee retention. Our business managers engage directly with employees to identify career aspirations, establish goals and action plans for achieving those goals, and support professional development.

We have continued to improve our talent retention efforts by incorporating talent retention metrics into business leaders' annual incentive plans, expanding our existing mentorship programs to facilitate knowledge transfer, offering ongoing professional development opportunities with our Montrose Leadership Excellence (MLE) program and Montrose Sales Leadership Development Program (MSLDP), and supporting flexible work arrangements to support unique situations and work-life balance.

Our carefully designed and comprehensive compensation package is a key element of our talent retention strategy. We strive to maintain a fair and equitable compensation program for comparable roles, experiences, and performance, regardless of employee’s race, ethnicity, gender, sexual orientation, or other personal characteristics. We also have incentive plans in place to reward division and employee performance with cash bonuses.

Under our stock incentive plan, we offer long-term equity incentives to many of our employees. We firmly believe in employee ownership of Montrose, and we believe that these equity incentives support employee retention and create value for our clients, our employees, and our stockholders.

We also provide a variety of competitive benefits including comprehensive healthcare, life and disability insurance, retirement plans, and paid time-off, all designed with our employees’ physical and mental health in mind. Our various plan offerings differ by country, allowing us to remain competitive while addressing the diverse needs of our employees.

Health, Safety and Wellness

The safety and wellbeing of our employees is embedded in our culture and supported by a dedicated team of health and safety professionals. Employees are regularly engaged to give input and involve themselves in the programs that support safe operations. Operational, business, and safety leaders frequently communicate about safety-related objectives and events to keep employees informed.

The foundation of the safety program focuses on confirming that our employees are competent, equipment is in good condition, and personal protective equipment such as gloves, eyewear and respirators are readily available. Processes are in place to identify job hazards and implement safeguards prior to work commencement. This entire process is documented for in-field use and for review to improve performance.

All employee time associated with safety preparation and training is fully paid to employees. Current initiatives are focused on improving driver safety, health, safety and environment (HSE) system enhancements, improving safety training content and incident analysis and learning.

A third party occupational medical provider is available to employees 24/7/365 to provide full access to discuss occupational health and safety concerns. Finally, all of our employees have complete stop work authority and can stop any project or task if there is any concern about a safety issue without any fear of retribution.

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

Information About Our Executive Officers

Vijay Manthripragada, 48 – Mr. Manthripragada joined Montrose Environmental as our President in September 2015. In June 2016 Mr. Manthripragada also joined our Board of Directors and, since February 2016, he has served as our President and Chief Executive Officer. Before joining Montrose Environmental, Mr. Manthripragada most recently served as the Chief Executive Officer of PetCareRx, Inc., from 2013 to 2015. Prior to PetCareRx, Mr. Manthripragada was at Goldman Sachs where he held various positions from 2006 to 2013. Mr. Manthripragada received his Master of Business Administration from The Wharton School, University of Pennsylvania and his Bachelor of Science in Biology from Duke University.

Allan Dicks, 52 – Mr. Dicks has been our Chief Financial Officer since August 2016. Before joining Montrose Environmental, Mr. Dicks first served as a consultant interim Chief Financial Officer from February 2015 to April 2015 and then Chief Financial Officer from April 2015 to June 2016 of Convalo Health International, Corp., a public Canadian healthcare company. Prior to that, Mr. Dicks held a number of finance-focused executive positions starting in 2000, including Chief Financial Officer of Universal Services of America, Chief Financial Officer of Moark, LLC, a division of Land O’ Lakes, Inc., Vice President of Finance of White Cap Construction Supply, a division of HD Supply, and first as assistant Corporate Controller and subsequently as a division Chief Financial Officer of Dole Food Company, Inc. Mr. Dicks started his career at PricewaterhouseCoopers where he spent nine years, three of which were in the mergers and acquisitions group. Mr. Dicks received his Bachelor of Commerce and Accounting degrees from the University of the Witwatersrand in South Africa. He is a Chartered Accountant in South Africa and is a Certified Public Accountant (inactive) in the State of California.

Nasym Afsari, 42 – Ms. Afsari has been our General Counsel since November 2014 and our Secretary since August 2015. Before joining Montrose Environmental, Ms. Afsari was an attorney in the corporate practice of Paul Hastings LLP, an international law firm, from September 2007 to October 2014. At Paul Hastings, Ms. Afsari represented a variety of business entities in all aspects of corporate and business law, including domestic and cross-border mergers and acquisitions, venture capital financing, private placements and joint venture transactions. Ms.

Afsari earned her Juris Doctorate from the University of California at Los Angeles and a dual Bachelor of Arts degree in Economics and Psychology from the University of California at Berkeley.

Jose M. Revuelta, 43 – Mr. Revuelta has served as our Chief Strategy Officer since June 2017, prior to which he was our Vice President and served in several other interim executive positions with Montrose Environmental since March 2014. Prior to joining Montrose Environmental, Mr. Revuelta was a Vice President with the Infrastructure and Private Equity business of UBS Global Asset Management, a large scale global investment manager, from 2008 to 2014, where he focused on the energy, utility, transportation and environmental sectors, and a member of the Infrastructure Group in the Investment Banking division of UBS from 2006 to 2008. Mr. Revuelta previously served on the Board of Northern Star Generation. Mr. Revuelta received his Master of Business Administration from the Columbia Business School, Columbia University and a Master of Science/Bachelor of Science in Industrial Engineering from Universidad Pontificia Comillas in Madrid, Spain.

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
•
significant environmental governmental regulation or de-regulation;
•
our ability to attract and retain qualified managerial and skilled technical personnel;

•
safety-related issues;
•
our ability to expand our client base; and
•
lack of compliance with prescribed organizational policies and procedures may result in poor performance or suboptimal transactions.

If any of the risks described below actually occurs, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our common stock could decline, causing you to lose all or part of your investment in our common stock. Some of the risks and uncertainties discussed below may have occurred in the past, and the disclosures below are not representations or warranties as to whether or not any risks or uncertainties have occurred in the past, but are discussed herein because future occurrences of such risks and uncertainties could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry and the Broader Economy

General global economic, business and other conditions and our vulnerability to the cyclical nature of the sectors and industries in which our clients operate, may adversely affect our business.

We compete in various end markets and geographic regions domestically and around the world. We provide environmental services to clients operating in a number of sectors and industries, including the oil & gas, utilities, local, state, provincial and federal government entities, technical services, industrial manufacturing, transportation, chemicals, renewable energy generation, aerospace, telecommunications and engineering. These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions, such as inflation and supply chain difficulties, regulatory requirements, appropriation levels and changes in client capital spending, particularly during periods of economic or political uncertainty. Important factors for our business and the businesses of our clients include macroeconomic conditions, the overall strength of, and our clients’ confidence in, the economy, industrial and governmental capital spending, governmental fiscal and trading policies, environmental and regulatory policies the strength of the residential and commercial real estate markets, unemployment rates, consumer spending, availability of financing, interest rates, tax rates and changes in tax laws, political conditions, energy and commodity prices and programs such as renewable fuel standard programs and low-carbon fuel standard programs.

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

A significant portion of our historical growth has occurred through acquisitions, and though we are temporarily slowing our cadence of consummating acquisitions, we anticipate continued growth through acquisitions in the future. Our growth strategy is partially dependent on acquiring and integrating the operations of companies in the environmental services industry. Since January 1, 2020, we have acquired 25 companies. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on terms acceptable to us. We also compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. A significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our debt may limit our ability to obtain the necessary capital for acquisitions or otherwise impede our ability to complete an acquisition. Certain proposed acquisitions or dispositions may also trigger a review by the U.S. Department of Justice, or DOJ, and the U.S. Federal Trade Commission, or FTC, under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity. The terms of our Series A-2 Preferred Stock also restrict our ability to make certain acquisitions without the consent of the holder majority, including acquisitions in excess of $75.0 million. The failure to identify suitable transaction partners and to consummate transactions on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, as a result of the nature of these services, our Assessment, Permitting and Response segment may at times experience higher customer concentration levels based on the severity, duration and outcome of environmental emergencies (e.g. those caused by natural disasters and industrial accidents) for which we provide response services. For example, for the fiscal year ended December 31, 2023, 43% of total Assessment, Permitting and Response segment revenues, were attributable to just three customers, each of whom engaged us in connection with environmental emergency response related support across multiple projects. We cannot predict from period to period whether we will experience risks associated with high customer concentration, including the inability of such customers to pay for our services, and such concentration could have a material adverse effect on our business, financial condition and results of operations.

We may work on high profile projects, and any negative publicity or perceived failures of those projects, or litigation resulting from such projects, could damage our reputation and harm our operating results.

We may be engaged on high profile projects that garner public attention and scrutiny, particularly with respect to the emergency response division of our Assessment, Permitting and Response segment. This business line conducts environmental sampling and provides toxicological assessments, among other services, in emergency situations and natural disasters, many of which are widely covered by the press and in the public eye, such as Intercontinental Terminals Co fires in 2019, the COVID-19 pandemic from 2020 to 2022 and the Norfolk Southern train derailment in 2023. Any mishandling of these situations, even if not our own could lead to negative publicity. The negative publicity may be attributed to our business and services at no fault of our own other than our association with the project. Our involvement with these high-profile projects exposes us to the risk of reputational damage which may have a material adverse effect on our business, financial condition and results of operations. In addition, such high-profile projects often lead to an enhanced risk of litigation, and we may be brought into such litigation regardless of our role in the project. Any such litigation proceedings are inherently costly and uncertain, and could have a material adverse effect on our business, financial condition and results of operations.

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

Any future changes to laws and regulations applicable to our clients could have a material impact on their businesses and their service needs. If the needs of our clients change, we may be required to incur significant capital and operating expenditures to shift the environmental services we provide in order to address such needs. If we are unable to address the changing needs of our clients in a timely manner, or at all, demand for our services may decrease, which would have a material adverse effect on our financial condition, results of operations and liquidity.

Our future growth and performance are dependent in part on the impact and timing of potential new laws and regulations, as well as potential changes to existing laws and regulations, including the potential impact of environmental policies of the current presidential administration in the United States or other executives in the foreign countries in which we operate. If stricter laws or regulations are delayed or are not enacted, are enacted with prolonged phase-in periods, or not enforced, if existing laws and regulations are repealed or amended to be less strict or if a generally less restrictive regulatory framework develops, as is anticipated with the new presidential administration, demand for our services may be reduced. Conversely, the strengthening or enforcement of regulations may also create operating conditions that limit our business areas or more generally slow our development. In extreme cases, such changes in the regulatory environment could lead us to exit certain markets.

Rapid and/or important changes in current regulations or less stringent enforcement of regulation may in the future have a significant adverse effect on our business, financial position and results of operations. Federal and state, provincial legislatures may review and consider legislation that could impact our business and our industry. Such legislation or enforcement policies may intensify competition in the markets that we serve, impact demand for some or all of our services or require us to develop new or modified services in order to meet the needs of and compete effectively in the marketplace. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

In certain instances, in performing our services, we may rely on our interpretation of reports or data prepared or gathered by third parties. If such information is not properly prepared or gathered, or is not accurate or complete, we may become subject to claims or litigation, regardless of whether we had any responsibility for the error. Our emergency response business is often responsible for the presentation of plans and advice in emergency situations, including natural disasters and manmade accidents. While our emergency response employees are not responsible for the ultimate approval of such plans, the failure or minimized success of a plan could expose us to potential litigation and damage to our reputation. Further, claims that we performed negligently, disclosed client confidential information, infringed on intellectual property, falsified data, are required to withdraw due to an apparent or actual conflict, or otherwise breached our obligations to a client, including as a result of actions of our employees, could expose us to significant liabilities to our clients and other third parties and tarnish our brand and reputation.

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

We use small aircraft to transport employees to project sites from time to time which exposes us to risks associated with air travel.

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

Companies across all industries are facing increasing scrutiny relating to their environmental, social and governance, or ESG, practices and disclosures from a number of divergent perspectives. This scrutiny and demand could require additional transparency, due diligence and reporting, or lead to scrutiny for such practices, and could cause us to incur additional costs or to make changes to our operations to comply with these demands. Further, the landscape of legal and regulatory frameworks related to the disclosure of ESG performance and impacts is rapidly evolving and may introduce new, potentially burdensome, and potentially inconsistent disclosure requirements. Specific to climate change, while not anticipated that the proposed U.S. Securities and Exchange Commission's climate rules will come into effect over the course of the current administration, the State of California has signed into law requirements that include the disclosure of greenhouse gas (GHG) emissions as well as climate-related financial risk. We are currently subject to some of those requirements, and the applicability of additional requirements to our business may expand depending on our financial growth. Similarly, while we are not currently subject to the European Union’s Corporate Sustainability Reporting Directive (CSRD), a significant EU-based acquisition could trigger applicability and substantially increase the amount and nature of ESG information we are required to publicly disclose. Increased regulatory requirements may be more aggressive than any sustainability measures we may be currently undertaking or may implement in the future may cause disruptions in supply chains or an increase in operating and compliance costs. If we do not adapt to or comply with these and other new regulations or if we are perceived to have not responded appropriately to the growing concern for ESG matters, we may face legal or regulatory actions or the imposition of fines, penalties, or other sanctions and adverse publicity, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition or results of operations. The U.S. federal government has also indicated an intention to challenge companies that historically had more progressive ESG practices, which could lead to claims, litigation and regulatory proceedings as well as adverse publicity, any of which could adversely affect our business.

We have developed near-term targets and a long-term goal for reducing our GHG emissions. These goals and targets reflect our current plans and do not constitute a guarantee that they will be achieved. Our ability to achieve any stated goal or target is subject to numerous factors and conditions, many of which are outside of our control. Examples of these factors include the availability of decarbonization technologies, participation of our vendors and our employees, and the availability of requisite financing. A failure or perceived failure to meet our goals and targets or to satisfy various reporting standards with respect to these matters could negatively impact our reputation, our ability to attract or retain employees, and our attractiveness as an investment, business partner, or as an acquirer could be negatively impacted. Additionally, even if we achieve our goals and targets, we may not realize all of the benefits that we expected at the time they were established

Our business may face increased scrutiny from the investment community, the media, and other stakeholders regarding our sustainability approach and actions, including the goals and targets that we announce and our methodologies and timelines for pursuing them. Additionally, as an environmental company, we may be subject to higher expectations or greater scrutiny than other companies when it comes to environmental sustainability. If our approach to sustainability does not meet investor or other stakeholder expectations and standards, which continue to evolve, we may be negatively impacted as noted above.

Product and systems offerings subject us to risks that could adversely affect our business.

Certain of our environmental solutions include product or system offerings, primarily within our Remediation and Reuse Segment. We have a limited history in offering products and designing and building systems as compared to the services we offer, and this expansion subjects us to new and different risks generally associated with offering products manufactured by third parties, including but not limited to:

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

We are in regular contact with waste, renewable energy, chemicals and other hazardous materials in the ordinary course of providing services to our clients. As a result, our business is subject to numerous U.S. and international laws and regulations relating to the protection of the environment. For example, we must comply with a number of U.S. federal and state laws that strictly regulate the handling, removal, treatment, transportation and disposal of toxic and hazardous substances. When operating at a client site, if there is a spill of a hazardous substance or other contamination event at one of these sites, under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, or CERCLA, and comparable state, provincial and local laws, we may be required to investigate, mitigate and remediate any contamination, including addressing natural resource damage, compensating for human exposure or property damage and installing costly pollution control equipment. CERCLA and comparable state, provincial and local laws typically impose strict, joint and several liabilities without regard to whether an entity knew of or caused the release of hazardous substances. Other environmental laws affecting our business include, but are not limited to, the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, Resource Conversation and Recovery Act, National Environmental Policy Act, the Clean Air Act, the Occupational Safety and Health Act, the Federal Mine Safety and Health Act of 1977, the Toxic Substances Control Act and the Superfund Amendments and Reauthorization Act. Our business operations may also be subject to similar international laws relating to environmental protection. Liabilities related to contamination or violations of these laws and regulations could result in material costs to us, including clean-up costs, fines, civil or criminal sanctions and third-party claims for property damage or personal injury, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We derive, and expect to continue to derive in the future, revenues from federal, state, provincial or local government clients, which accounted for approximately 16.3% of our revenues for the fiscal year ended December 31, 2024. Sales to governments and related entities present risks in addition to those involved in sales to many of our other clients, including policy-related risks such as potential disruption due to appropriation and spending patterns, delays in the adoption of new technologies due to political, fiscal or bureaucratic processes, delays in approving budgets and the government’s right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, also directly and indirectly affect policies relating to the quantity and allocation of expenditures by government clients. In addition, government contracts may involve long purchase and payment cycles, competitive bidding requirements, qualification requirements, delays or changes in agreed-to funding, budgetary constraints, political agendas, extensive specification development and price negotiations, milestone requirements and the potential unenforceability of limitations on liability or other contractual provisions, any of which may create price pressure and reduce our margins. As a result, we could experience a material adverse effect on our business, financial condition and results of operations.

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

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect data and intellectual property may not be successful and our business could be negatively affected by cyber or security threats or other disruptions. We routinely experience various cybersecurity threats to our technology infrastructure, unauthorized attempts to gain access to our company, employee and customer-sensitive information, insider threats and other attacks. Our customers, suppliers, subcontractors, and partners experience similar security threats. In addition to cyber threats, we face threats to the security of our facilities and employees, which could materially disrupt our business if carried out. We could also be impacted by the improper conduct of our employees or others working on behalf of us who have access to export controlled or Controlled Unclassified Information (CUI), which could adversely affect our business and reputation. The threats we face vary from attacks common to most industries, such as ransomware, to more advanced and persistent threats, highly organized adversaries, including nation state actors, which target us and other defense contractors and other companies. These threats can cause disruptions to our business operations. In addition to cyber threats, our cybersecurity and processing systems, as well as those of our third-party service providers, including cloud service providers, newly acquired companies that have not yet been integrated, and those of our clients which we periodically manage, may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, internal design, manual or usage errors, workplace violence or wrongdoing, catastrophic events, natural disasters, and severe weather conditions. These systems may also be damaged, disrupted, or fail entirely because of computer viruses or other malicious codes, social-engineering schemes, unauthorized access attempts, and cyber-attacks that could include phishing-attacks, denial-of-service attacks, ransomware, malware, and hacking. If we are unable to protect sensitive information, including complying with evolving information security and data protection/privacy regulations, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development, and engineering know-how), and other third-party data (such as subcontractors, suppliers and vendors) could be compromised. As previously disclosed, on June 11, 2022, we were the target of an organized ransomware attack on our IT systems that, although not ultimately material to our results of operations for the year ended December 31, 2022, and December 31, 2023, or any individual fiscal quarter within those years, the attack led to the temporary disruption of our regular operations and lost revenues in 2022.

We believe our possession of CUI, confidential or protected client information may put us at a greater risk of being targeted. In addition, we manage and operate supervisory control and data acquisition systems at several operations and maintenance, or O&M, client facilities, including water and renewable energy facilities, and another cyber-attack or other system failure could cause the facility to be shutdown, which could create regulatory compliance issues, cause a contamination event or have other adverse consequences for which we could have liability. Because of the persistence, sophistication, and volume of cyber-attacks, we may not be successful in defending against an attack that could have a material adverse effect on us and due to the evolving nature of these security threats, the impact of any future incident cannot be predicted. We also typically work cooperatively with our customers, suppliers, subcontractors, and entities we acquire, who or which are subject to similar threats, to seek to minimize the impact of cyber threats, other security threats or business disruptions. These entities, which are typically outside our control and may have access to our information, have varying levels of cybersecurity expertise and safeguards, and their relationships with government contractors, including us, may increase the likelihood that they are targeted by the same cyber threats we face. The security measures and procedures we, our clients, and third-party service providers have in place to protect sensitive data and other information may not be successful or sufficient to counter data breaches, cyber-attacks, or system failures.

Our systems and those of third parties with whom we do business have been, and will likely continue to be, subject to these types of malicious attacks. To our knowledge, there has not been a significant breach of our systems, and no attack on our systems has had a direct, material impact on us or our business to date. We cannot, however, predict the extent and severity of any additional future attacks that may occur.

Laws and regulations regarding the handling of client confidential data and information may have a negative impact on our business.

Certain aspects of our business rely on the processing of our clients’ confidential data in several jurisdictions and the movement of data across borders. Legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of this information continue to evolve, and regulatory scrutiny in this area is increasing. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently in different jurisdictions and may create inconsistent or conflicting requirements. Although we have procedures and systems in place to address applicable legal and regulatory requirements for those aspects of our business impacted by these laws, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase, and we could be subject to such activity. The enactment of more restrictive laws, rules, regulations or future enforcement actions or investigations could increase costs or restrictions on certain of our businesses, and noncompliance with existing or future laws could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Indebtedness

Our current indebtedness, and any future indebtedness we may incur, may limit our operational and financing flexibility and negatively impact our business.

As of December 31, 2024, our Senior Secured Credit Agreement, provided for a $400.0 million credit facility comprised of a $225.0 million term loan and a $175.0 million revolving credit facility, or the 2021 Credit Facility. In February 2024, the Company exercised its option to access the $100.0 million accordion under our Senior Secured Credit Agreement, and as a result, the Senior Secured Credit Agreement was amended to provide for an additional $50.0 million term loan, $50.0 million revolving credit facility and an incremental accordion of $150.0 million. On February 26, 2025, the Company entered into a new Senior Secured Credit Agreement providing for a $500.0 million credit facility comprised of a $200.0 million term loan and a $300.0 million revolving credit facility, or the 2025 Credit Facility. Pursuant to the 2025 Credit Facility, the Company also has the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $200.0 million subject to the satisfaction of certain conditions. The revolving credit facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2025 Credit Facility will become due on February 26, 2030. As of December 31, 2024, our total indebtedness was $222.7 million, consisting of $214.4 million outstanding under the 2021 Credit Facility, $189.2 million of which was outstanding under the term loan, $25.2 million of which was outstanding under the revolving credit facility and $9.3 million of which was outstanding under our aircraft loan.

See Notes 13 and 22 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data."

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
•
exposing us to the risk of increased interest rates on our borrowings under our 2025 Credit Facility, which is at variable rates of interest;
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

We may not be able to borrow additional financing or to refinance our 2025 Credit Facility or other indebtedness we may incur in the future, if required, on commercially reasonable terms, if at all. In addition, our ability to borrow under our 2025 Credit Facility is subject to significant conditions. See Notes 13 and 22 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data."

Despite our current level of indebtedness, we may incur more debt.

We may be able to incur significant additional indebtedness in the future. For example, we may incur additional indebtedness in connection with future acquisitions. Although our 2025 Credit Facility and our Series A-2 Preferred Stock contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2024, the 2021 Credit Facility provided for an aggregate unused capacity of $149.8 million (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations, if any). Immediately following closing of the 2025 Credit Facility, the Company had total available capacity under the 2025 Credit Facility of $283.8 million (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations). The 2025 Credit Facility also allows us to increase the aggregate borrowings thereunder by up to $200.0 million. See Notes 13 and 22 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data."

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

Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our existing or future debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our 2025 Credit Facility, airplane loan, and our Series A-2 Preferred Stock restrict our ability to consummate or use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair. Any proceeds that we receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

Our 2025 Credit Facility restricts our ability to engage in some business and financial transactions.

Our 2025 Credit Facility contains a number of covenants that among other things, limit our ability to:

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

In addition, our 2025 Credit Facility contains certain financial covenants that, among other things, require us not to exceed specified total debt leverage ratios and to maintain a fixed charge coverage ratio. Among other things, we may not be able to borrow money under our 2025 Credit Facility if we are unable to comply with the financial and other covenants included therein. Our 2025 Credit Facility also contains certain customary representations and warranties, affirmative covenants and events of default (including, among other things, an event of default upon a change of control). If an event of default occurs, our lenders will be entitled to take various actions, including the acceleration of amounts due under our 2025 Credit Facility and all actions permitted to be taken by a secured creditor.

Any future debt that we incur may contain additional and more restrictive negative covenants and financial maintenance covenants. These restrictions could limit our ability to obtain debt financing, repurchase stock, pay dividends, refinance or pay principal on our outstanding debt, complete acquisitions for cash or debt or react to changes in our operating environment or the economy.

Our failure to comply with obligations under our 2025 Credit Facility or the agreements governing any future indebtedness may result in an event of default under the applicable agreement. A default, if not cured or waived, may permit acceleration of some or all of our other indebtedness and trigger other termination and similar rights under other contracts. We cannot be certain that we will be able to remedy any defaults and, if our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all, any of which could have a material adverse effect on our business, financial condition and results of operations.

See Notes 13 and 22 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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
•
changes to the regulatory and legal landscape that drives a portion of our revenue;
•
the continuation of an active trading market in our common stock or any significant volatility in the liquidity of that market;
•
speculation in the press or investment community;
•
inflation and changes in interest rates;
•
our operating performance and the performance of other similar companies;
•
our ability to accurately project future results and our ability to achieve those or meet the expectations of other industry and analyst forecasts; and
•
new legislation or other political or regulatory developments that adversely affect us, our markets or our industry.

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

OCM Montrose II Holdings, L.P., an affiliate of Oaktree Capital Management, L.P., or collectively, Oaktree, is the holder of all issued and outstanding shares of our Series A-2 Preferred Stock. Oaktree is in the business of making investments in companies and, notwithstanding its ownership of our Series A-2 Preferred Stock and that it has a right to appoint a representative on our board of directors, Oaktree may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Oaktree may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In recognition that representatives of Oaktree and its affiliated entities and funds may serve as members of our board of directors, our amended and restated certificate of incorporation provides, among other things, that none of Oaktree, its affiliates or any of its representatives (including a representative who may serve on our board of directors) has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. Oaktree also has a right of first offer with respect to its pro rata portion of any new securities we may issue, excluding any shares to be issued by us in certain specified circumstances. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Oaktree to itself or one of its other affiliates. See “Corporate Opportunities” in the Description of Securities exhibit filed as exhibit 4.2 to this Annual Report on Form 10-K.

Future sales of our common stock in the public market could cause our stock price to fall.

Shares held by our affiliates are eligible for resale in the public market, subject to applicable securities laws, including the Securities Act of 1933, as amended, or the Securities Act. Therefore, unless shares owned by any of our affiliates are registered under the Securities Act, these shares may only be resold into the public markets in accordance with the requirements of an exemption from registration or safe harbor, including Rule 144 and the volume limitations, manner of sale requirements and notice requirements thereof. However, pursuant to the terms of an Investor Rights Agreement, Messrs. Richard Perlman and James Price, Oaktree, and certain other stockholders have the right to demand that we register their shares under the Securities Act as well as the right to include their shares in any registration statement that we file with the SEC, subject to certain exceptions. Approximately 2,500,000 shares of common stock held by affiliates and certain other parties entitled to these registration rights were registered on a shelf registration statement filed with the SEC on August 11, 2021 and declared effective on August 20, 2021. This registration statement also registered approximately 320,000 shares held at such time by other executive officers and directors. Oaktree also holds all outstanding shares of our Series A-2 Preferred Stock, which may be converted into shares of common stock in the future and would also receive the benefit of these registration rights. See Note 16 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” Registration of these or other shares enables those shares to be sold in the public market, subject to certain restrictions in the Investor Rights Agreement. Any sale by Messrs. Perlman and Price, Oaktree, by our executive officers or other stockholders or any perception in the public markets that such a transaction may occur could cause the market price of our common stock to decline materially.

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

While we have been able to generate revenues, we may not be able to increase the amount of revenues we generate, and we might incur net losses for some time as we continue to grow. We experienced net losses in each year since inception, including net losses of $62.3 million and $30.9 million for the fiscal years ended December 31, 2024 and 2023, respectively, and we may incur net losses in the future. As of December 31, 2024, we had an accumulated deficit of $272.7 million. It is difficult for us to predict our future results of operations, and we expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, integrate completed acquisitions, make and integrate future acquisitions and invest in research and development. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

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
•
the economic impact of future tariffs and counter-measures on industries in countries in which we operate;
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

To comply with the requirements of being a public company, we have undertaken and may need to undertake in the future various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting or issues an adverse report in the event it is not satisfied with the level at which our controls are documented, designed or operating, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources. Further, we have not yet integrated the Epic and Paragon acquisitions completed in 2024 into our internal control over financial reporting and have excluded these businesses from our management’s report on internal control over financial reporting for the year ended December 31, 2024 included in Item 9A “Controls and Procedures.” We may experience difficulty in completing the integration in a timely and cost-effective manner and cannot provide any assurances that, once this process is completed, if it is completed at all, it will not adversely affect our controls and other systems. Failure to maintain effective controls and procedures and comply with Section 404 could also delay or otherwise adversely affect our ability to timely produce accurate financial statements and related information, which could restrict our access to capital markets and cause the price of our common stock to fall.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management program is designed to assess, identify, and manage material risks from potential unauthorized breaches of or access to our electronic information systems, and the information we store on our systems. Our program includes a wide variety of mechanisms, controls, technologies, methods, systems and other processes as further described below that are designed to prevent, detect, or mitigate unauthorized access, data loss, theft, misuse or other security incidents and vulnerabilities affecting our systems and the information we store on our systems. The information we store includes confidential, proprietary, business, and personal information of ours, our customers, our employees and other third parties that we collect, process, store and transmit as part of our business. Our program is aligned with the National Institute for Standards and Technology Risk Management Framework (NIST RMF), other industry-recognized standards and our contractual requirements. We also leverage government partnerships, industry and government associations, third-party benchmarking, the results from regular internal and third-party audits, threat intelligence feeds and other similar resources to inform and guide our cybersecurity processes and resource allocation. Additionally, we use processes and third-party technologies to oversee and minimize impact to our data, including two-factor authentication, encryption, Company secured email and dedicated cybersecurity support personnel.

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

As part of our risk management process, our cybersecurity risk management team oversees our vulnerability management practices and conducts routine application security assessments, yearly penetration testing, periodic security audits and ongoing risk assessments designed to identify cybersecurity risks to our environment. We continue to leverage third-party services for security operations through a dedicated managed security service provider to monitor and respond to cyber threats. This provider plays a critical role in, mitigating threats to our environment, as well as alerting and responding to events and incidents in close coordination with our internal team. For example, this provider performs searches across live and historical data to provide analysis based on threat intelligence and use cases to develop trends and data models to reduce false positives and enhance search criteria for future use. In addition to our routine practices, we also conduct testing, audits and assessments in connection with acquisitions, the implementation of new software, processes or activities requiring changes in our information technology environment, new cybersecurity events or developments and receipt of new risk intelligence. Further, we have adopted an enterprise-wide cybersecurity training and awareness program requiring all employees to complete annual cybersecurity training. The program is supported with monthly education and simulations with remedial training assignments to increase user awareness.

We maintain an incident response plan (IRP) aligned with NIST RMF when responding to incidents. The IRP sets out a coordinated approach to investigating, containing documenting and mitigating incidents. Our CISO, with oversight from our Chief Information Officer (CIO), is responsible for executing the relevant cybersecurity incident response plan, which includes response criteria for materiality, applicable requirements for incident disclosure and reporting and escalation procedures to various individuals and departments, including our Audit Committee, key stakeholders, and senior management, including our General Counsel, Chief Financial Officer and Chief Executive Officer, for risks with a potentially material impact for responding to cybersecurity incidents.

In addition to our in-house team and third-party security operations services, we also engage assessors, consultants, auditors and other third parties from time to time to assist with assessing, identifying, and managing cybersecurity risks. For example, we leverage third-party security and compliance companies with subject matter expertise in these areas for threat identification and remediation. We continue to work with the U.S. Department of Defense on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks, including through participation in the Department of Defense’s collaborative information sharing. We also partner with other work groups to support understanding and deployment of the Cybersecurity Maturity Model Certification (CMMC) to promote readiness in complying with cybersecurity requirements for handling CUI and federal contract requirements.

As of December 31, 2024, we were not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Cybersecurity and Data Privacy Oversight

Montrose maintains a dedicated cybersecurity team, led by our CISO and reporting to our CIO. Our CIO has deep expertise in cybersecurity and data management, as well as technical strategy and infrastructure, as part of his over 20 years of experience serving in this and similar roles across multiple organizations. Furthermore, our CISO is a Certified Information Security Manager (CISM) and brings over 25 years of experience in information technology, governance, compliance, and risk management.

The CISO is responsible for developing and deploying Montrose’s overall cybersecurity and data privacy strategy, policies, procedures, and threat detection and response actions, with the support of Montrose’s cybersecurity team. The cybersecurity team implements Montrose’s cybersecurity and data privacy policies and procedures, including governance, compliance, and risk management practices, to safeguard Montrose’s information systems and data. Collectively, the CISO and the cybersecurity team manage and evolve Montrose’s cybersecurity posture with the objective of preventing cybersecurity incidents and increasing system resiliency to minimize business impact should an incident occur.

At the management level, Montrose’s Enterprise Cybersecurity Council, consisting of our CIO, CISO, Director of Information Security, Director of Infrastructure, and senior security architects and engineers, meets monthly to review and assess cybersecurity risks and evaluate performance metrics to identify areas for continual improvement and system strengthening. Furthermore, the Council reviews project implementation status for targeted cybersecurity measures and tracks employee cybersecurity training completion and phishing email response rates. Council members have extensive cybersecurity experience and hold certifications including CISM, Certified Information Systems Security Professional (CISSP), Certified Ethical Hacker (CEH) and Cisco Certified Network Associate (CCNA).

The Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks. The Audit Committee maintains delegated oversight of cybersecurity risks, bringing in third-party expertise as needed to advise on cybersecurity infrastructure, policies, and practices. Our CIO and CISO brief the Audit Committee quarterly, at a minimum, on Montrose’s cybersecurity risks, business-impacting incidents, and ongoing and future cybersecurity project implementations. In addition, the Audit Committee’s third-party cybersecurity advisor meets regularly with the CIO and CISO to review our cybersecurity strategy and our continued progress toward meeting our objectives. The full Board of Directors receives quarterly updates from the Audit Committee regarding its oversight of cybersecurity risks and is also periodically briefed on our cybersecurity risk management program directly by our CIO and CISO.

In accordance with our Incident Response Plan, in the event of a potentially material cybersecurity event, the Audit Committee as well as our General Council, Chief Financial Officer, and CEO would be notified, briefed, and involved in oversight of mitigation, reporting, and recovery measures as appropriate.

Item 2. Properties.

Our principal executive offices are located at 5120 Northshore Drive, North Little Rock, Arkansas. We currently operate out of approximately 120 locations across North America, Australia and Europe, all of which are leased locations other than our corporate headquarters and one environmental laboratory in Richmond, Virginia used in our Measurement and Analysis segment. Our lease terms vary from month-to-month to multi-year current commitments of generally up to 10 years, with our average commitment being 4 years. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available in similar locations.

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

Holders of Record

As of February 21, 2025, there were approximately 169 stockholders of record of our common stock. This number does not represent the actual number of beneficial owners of our common stock because shares are often held in “street name” by securities dealers, brokers, institutions and others for the benefit of individual owners who have the right to vote their shares. We are unable to estimate the total number of beneficial owners represented by these record holders.

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

The following graph depicts the total cumulative stockholder return on our common stock from July 23, 2020, the first day of trading of our common stock on the NYSE, through December 31, 2024, relative to the performance of the Russell 2000 Index and MSCI USA ESG Leaders. The graph assumes an initial investment of $100.00 at the close of trading on July 23, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Date	Montrose Environmental Group	Russell 2000 Index	MSCI USA ESG Leaders
12/31/2020	$206.00	$133.00	$116.00
12/31/2021	470.07	153.03	152.66
12/31/2022	295.93	121.75	121.81
12/31/2023	214.20	142.37	157.30
12/31/2024	123.67	158.79	194.41

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

Overview

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. According to data derived from a 2024 Environmental Industry Study prepared by Environmental Business International, Inc., or EBI, which we commissioned, the global environmental industry is estimated to be approximately $1.6 trillion, with $540.0 billion concentrated in the United States.

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

Remediation and Reuse

Remediation and Reuse segment provides clients with engineering, design, and implementation services, primarily (i) treatment technologies which treat contaminated water or create renewable energy from waste, or (ii) soil remediation. Our employees, including engineers, scientists and consultants, provide these services to assist our clients in designing solutions, managing products and mitigating environmental risks and liabilities at their locations. We do not own the properties or facilities at which we implement these projects or the underlying liabilities, nor do we own material amounts of the equipment used in projects.

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

Acquisitions

We have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada, Europe and Australia. See Item 1. “Business—Strategic Acquisitions.” The table below sets forth the number of acquisitions completed in each of the last three fiscal years, fiscal year revenues contributed by those acquisitions in the year of acquisition, and the percentage of total annual revenues attributable to those acquisitions:

(Revenues in thousands)	Acquisitions Completed	Fiscal Year Revenues Attributable to Acquisitions	Percentage of Fiscal Year Revenues
Fiscal year 2024	6	$44,590	6.4%
Fiscal year 2023	5	69,059	11.1%
Fiscal year 2022	5	20,154	3.7%

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

	Year Ended December 31,
(in thousands)	2024	2023	2022
Amortization expense	$34,943	$30,130	$36,053
Acquisition-related costs	7,827	6,930	1,891
Fair value changes in business acquisition contingencies	534	84	(3,227)

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

We made earn-out payments of $1.5 million in March 2024 in connection with our acquisition of Huco Consulting, Inc. (Huco), of which, $0.4 million was paid in cash, and the remaining $1.1 million in the Company's common stock. In connection with certain of our acquisitions, we may make up to $57.6 million in aggregate earn-out payments between the years 2025 and 2026, of which up to $22.1 million may be paid only in cash, up to $13.6 million may be paid only in common stock and up to $21.9 million may be paid, at our option, in cash or common stock. See Note 8 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

As part of this evaluation, during the first quarter of 2023, we determined to sell one of our specialty lab testing businesses, the Discontinued Specialty Lab, whose service offering was non-core to our business. On December 29, 2023, we sold the assets of the Discontinued Specialty Lab for a total sales price of $4.8 million. Proceeds from the sale were paid in cash of $0.5 million, and a promissory note receivable of $4.3 million. We recorded a gain on the sale of the assets of approximately $1.8 million and recorded a current expected loss of $2.2 million against the promissory note receivable. The Discontinued Specialty Lab, which was part of our Measurement and Analysis segment, generated revenues of $8.8 million and $17.0 million in the years ended December 31, 2023 and 2022, respectively. The discontinuation of this specialty service line did not represent a strategic shift that had a major effect on our operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

During the fourth quarter of 2022, we determined to exit our lab in Berkeley, California and terminate the related positions. This discontinued lab, which was included in our Measurement and Analysis segment, did not generate any material revenue during the year ended December 31, 2022.

During the second quarter of 2022, we determined to exit all legacy water treatment and renewable energy operations and maintenance contracts, collectively, the Discontinued O&M Contracts. Revenue from our water treatment and renewable energy operations and maintenance contracts, which were included in the results of our Remediation and Reuse segment, were $3.6 million in the year ended December 31, 2022. This decision did not impact the Company’s specialized PFAS water treatment operations and maintenance contracts.

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

Our revenues and certain expenses, including selling, general and administrative expense, vary from period to period due primarily to changes in organic growth, the incremental contribution from recent acquisitions and strategic decisions we may make from time to time. When we refer to changes driven by organic growth, we are referring to the contribution from businesses that have been part of Montrose for more than 12 months, with certain limited exclusions as discussed in greater detail above. In a given reporting period, when we refer to revenue changes driven by acquisitions, we are referring to the revenue contribution from any acquisition from its closing date through the first 12 months of that acquisition, at which point any subsequent contribution therefrom would be organic.

Financing Costs

Total debt at December 31, 2024 was $222.7 million net of deferred debt issuance costs, which was an increase of $59.5 million compared to December 31, 2023. The increase was primarily driven by the additional $50.0 million term loan and additional usage of our revolving credit facility, the outstanding balance under which increased to $25.2 million under the revolving credit facility as of December 31, 2024 from no outstanding borrowings as of December 31, 2023, partially offset by repayments and amortization of the various debt noted.

Interest expense, net was $15.9 million, $7.8 million and $5.2 million in the years ended December 31, 2024, 2023 and 2022, respectively. We expect interest expense to remain a significant cost as we continue to leverage the 2021 Credit Facility to support our operations, partially fund the redemption of the Series A-2 Preferred Stock, and to fund future acquisitions.

In February 2025, we refinanced our 2021 Credit Facility and replaced it with a new 2025 Credit Facility. See Notes 13 and 22 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Corporate and Operational Infrastructure Investments

Our historical operating results reflect the impact of our ongoing investments in our corporate infrastructure to support our growth. We have made and expect to continue to make investments in our business platform that we believe have laid the foundation for continued growth. Investments in logistics, quality, risk management, sales and marketing, safety, human resources, research and development, finance and information technology and other areas, enable us to support continued growth. These investments should allow us to improve our margins over time.

Seasonality

Due to the field-based nature of certain of our services, weather patterns generally impact our field-based teams’ ability to operate in the winter months. As a result, our operating results could experience quarterly variability with generally lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. As we continue to grow and expand into new geographies and service lines, quarterly variability in our Measurement and Analysis and Remediation and Reuse segments may deviate from historical trends.

Earnings Volatility

In addition to the impact of seasonality on earnings, our emergency response business exposes us to potentially significant revenue and earnings fluctuations tied to large environmental emergency response projects following an incident or natural disaster or more broad scale events such as the COVID-19 pandemic. Total revenue from emergency response related services was $48.0 million, $91.4 million, and $88.0 million in the years ended December 31, 2024, 2023 and 2022, respectively. Demand for environmental emergency response services remains difficult to predict and as a result, we may have experienced revenues and earnings in prior years that are not indicative of future results, making those periods particularly difficult comparisons for future periods. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on annual results.

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

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year Ended December 31,
(in thousands, except per share data)	2024	2023
Revenues	$696,395	$624,208
Cost of revenues (exclusive of depreciation and amortization)	418,193	383,903
Selling, general and administrative expense	261,627	222,861
Fair value changes in business acquisition contingencies	534	84
Depreciation and amortization	52,762	45,780
Loss from operations	(36,721)	(28,420)
Other (expense) income, net	(1,735)	4,374
Interest expense, net	(15,862)	(7,793)
Loss before income taxes	(54,318)	(31,839)
Income tax expense (benefit)	7,996	(980)
Net loss	(62,314)	(30,859)
Series A-2 dividend payment	(11,064)	(16,400)
Net loss attributable to common stockholders	$(73,378)	$(47,259)
Weighted average number of shares — basic and diluted	33,061	30,058
Loss per share — basic and diluted	$(2.22)	$(1.57)

Revenues

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Revenues	$696,395	$624,208	$72,187	11.6%

For the year ended December 31, 2024, we generated revenues of $696.4 million, an increase of $72.2 million or 11.6% from the year ended December 31, 2023. The period over period increase in revenues was primarily driven by $81.6 million from revenues pertaining to acquisitions as well as strong organic growth of 8.3% or $43.4 million driven by Assessment, Permitting and Response and Measurement and Analysis segments, partially offset by lower non-acquisition related revenue in our Remediation and Reuse segment. These increases were partially offset by $43.3 million lower environmental emergency response revenues, which we exclude from organic growth, and the December 2023 sale of the Discontinued Specialty Lab, which generated $8.8 million of revenue in 2023. Environmental emergency response revenues were $48.0 million and $91.4 million for the years ended December 31, 2024 and 2023, respectively.

Revenue by segment, and as a percentage of total revenues, was as follows:

	Year Ended December 31,
	2024		2023
	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$214,850	30.9%	$220,727	35.4%
Measurement and Analysis (1)	224,366	32.2	197,095	31.6
Remediation and Reuse	257,179	36.9	206,386	33.1
	$696,395		$624,208

(1)
Includes revenue of $8.8 million from the Discontinued Specialty Lab for the year ended December 31, 2023. See “—Discontinued Service Lines and Contracts ” above.

Cost of Revenues

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Cost of revenues (exclusive of depreciation and amortization)	$418,193	$383,903	$34,290	8.9%
Cost of revenue as a % of revenue	60.1%	61.5%

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment purchases and rental, and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

Cost of revenues for the year ended December 31, 2024 increased from the year ended December 31, 2023 driven primarily by an increase in revenues. Cost of revenues as a percentage of revenue dropped to 60.1% from 61.5% in 2023, primarily due to operating leverage in our labs, improved margins in our treatment technology and consulting businesses, and the benefit from acquisitions. Year-over-year cost of revenues as a percentage of revenue dropped in all three of our segments.

Selling, General and Administrative Expense

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Selling, general and administrative expense	$261,627	$222,861	$38,766	17.4%

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

Selling, general and administrative expense for the year ended December 31, 2024 increased $38.8 million or 17.4% compared to the year ended December 31, 2023. This increase was primarily driven by an increase of $16.6 million related to acquisitions, an increase of $15.9 million in stock based compensation expense, primarily related to the expensing of the unamortized value of executive team stock appreciation rights (SARs), which were canceled on December 31, 2024, with the remaining changes due to inflationary increases and investments in IT infrastructure.

See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business and Note 17 to our audited consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data." for details on the SARs cancellation.

Fair Value Changes in Business Acquisition Contingencies

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Fair value changes in business acquisition contingencies	$534	$84	$450	535.7%

For the year ended December 31, 2024, fair value changes in business acquisition contingencies resulted in an expense of $0.5 million versus a gain of $0.1 million for the year ended December 31, 2023.

Depreciation and Amortization

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Depreciation and amortization	$52,762	$45,780	$6,982	15.3%

The increase in depreciation and amortization expense was driven primarily by $4.8 million of additional amortization related to intangibles acquired through acquisition, and $1.7 million higher depreciation related to equipment purchases.

See Notes 6, 7, 8 and 9 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Other (Expense) Income

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Other (expense) income, net	$(1,735)	$4,374	$(6,109)	n/a

Other expense for the year ended December 31, 2024 of $1.7 million was driven by a $1.9 million loss related to fair value adjustments on our interest rate swap and a $1.2 million loss related to fair value adjustments on the Series A-2 Preferred Stock conversion option, partially offset by $1.4 million gain from other income.

Other income for the year ended December 31, 2023 of $4.4 million was driven by a $6.7 million gain related to fair value adjustments on the Series A-2 Preferred Stock conversion option and a $0.3 million gain from other income, partially offset by a $2.6 million loss related to fair value adjustments on our interest rate swap.

See Notes 13, 14 and 16 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Interest Expense, Net

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Interest expense, net	$(15,862)	$(7,793)	$(8,069)	103.5%

Interest expense, net incurred in the year ended December 31, 2024, was $15.9 million, compared to $7.8 million for the year ended December 31, 2023. The increase in interest expense was primarily due to higher interest rates and higher debt balance outstanding during the year.

Weighted average interest rates as of December 31, 2024 and December 31, 2023 were 7.2% and 6.7%, respectively, before the benefit of interest rate swaps, and 5.8% and 4.1%, respectively, after the benefit of interest rate swaps. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Note 7 and 13 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Income Tax Expense (Benefit)

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Income tax expense (benefit)	$7,996	$(980)	$8,976	(915.9%)

Income tax expense (benefit) was $8.0 million and $(1.0) million for the years ended December 31, 2024 and 2023, respectively. The difference between our effective tax rate and the federal statutory rate of 21.0% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes, change in valuation allowance, and state and foreign income tax provisions.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

For a discussion of our consolidated results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024, or the 2023 Annual Report.

Segment Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year Ended December 31,
	2024			2023
	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$214,850	$48,020	22.4%	$220,727	$52,148	23.6%
Measurement and Analysis	224,366	50,521	22.5	197,095	37,217	18.9
Remediation and Reuse	257,179	38,339	14.9	206,386	27,087	13.1
Total Operating Segments	$696,395	$136,880	19.7%	$624,208	$116,452	18.7%
Corporate and Other		$(41,092)	(5.9)%		$(37,876)	(6.1)%

(1)
For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
(2)
Represents Segment Adjusted EBITDA as a percentage of revenues.

Revenues

	Year Ended December 31,		Change
(in thousands, except %)	2024	2023	$	%
Assessment, Permitting and Response	$214,850	$220,727	$(5,877)	(2.7)%
Measurement and Analysis	224,366	197,095	27,271	13.8
Remediation and Reuse	257,179	206,386	50,793	24.6
Total Operating Segments	$696,395	$624,208	$72,187	11.6%

Assessment, Permitting and Response segment revenues for the year ended December 31, 2024 decreased compared to the year ended December 31, 2023 due to a decline in emergency response revenues of $43.3 million, partially offset by strong organic growth of 25.0% or $32.3 million, mainly within our consulting and advisory services, and the impact of acquisitions, which contributed $5.1 million. Emergency response revenue was $48.0 million and $91.4 million for the year ended December 31, 2024 and December 31, 2023, respectively.

Measurement and Analysis segment revenues for the year ended December 31, 2024 increased compared to the year ended December 31, 2023 as a result of strong organic growth of 15.2% or $28.2 million and the impact of acquisitions, which contributed $8.5 million, partially offset by the sale of the Discontinued Specialty Lab in December 2023, which contributed $8.8 million to revenues in 2023.

Remediation and Reuse segment revenues for the year ended December 31, 2024 increased compared to the year ended December 31, 2023, primarily driven by acquisitions which contributed $68.0 million to the increase in revenues in 2024. These increases were partially offset by $17.2 million revenue decrease in our existing business, primarily attributable to lower treatment technology revenues.

Segment Adjusted EBITDA

	Segment Adjusted EBITDA		Segment Adjusted EBITDA Margin
	Year Ended December 31,		Year Ended December 31,		Change
(in thousands, except %)	2024	2023	2024	2023	$	Margin %
Assessment, Permitting and Response	$48,020	$52,148	22.4%	23.6%	$(4,128)	(1.2)%
Measurement and Analysis	50,521	37,217	22.5	18.9	13,304	3.6
Remediation and Reuse	38,339	27,087	14.9	13.1	11,252	1.8
Total Operating Segments	$136,880	$116,452	19.7%	18.7%	$20,428	1.0%
Corporate and Other	$(41,092)	$(37,876)	(5.9)%	(6.1)%	$(3,216)

Assessment, Permitting and Response Segment Adjusted EBITDA and Segment Adjusted EBITDA margin for the year ended December 31, 2024 decreased compared to the year ended December 31, 2023 primarily due to a reduction in certain higher margin emergency response revenues that did not recur from the prior year.

Measurement and Analysis Segment Adjusted EBITDA and Segment Adjusted EBITDA margin for the year ended December 31, 2024 increased compared to the year ended December 31, 2023 primarily due to operating leverage driven by higher revenues.

Remediation and Reuse Segment Adjusted EBITDA for the year ended December 31, 2024 increased compared to the year ended December 31, 2023 due to higher revenues. Improved Segment Adjusted EBITDA margin in 2024 was driven primarily by improved operating efficiency and higher margin acquisitions.

Corporate and other costs for the year ended December 31, 2024 increased $3.2 million primarily due to increased investments in IT and cybersecurity infrastructure as well as an increase in professional fees. Corporate costs as a percentage of revenues were 5.9% in 2024 compared to 6.1% in the prior year.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

For a discussion of our segment results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report.

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

Our principal sources of liquidity have been cash generated by operating activities, borrowings under our credit facilities, other borrowing arrangements, and proceeds from the issuance of common and our Series A-2 Preferred Stock. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common stock and our Series A-2 Preferred Stock. Our primary cash needs are for day-to-day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 Preferred Stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. We may make up to $57.6 million in aggregate earn-out payments between the years 2025 and 2026 in connection with certain of our acquisitions of which up to $22.1 million may be paid only in cash, up to $13.6 million may be paid only in common stock and up to $21.9 million may be paid in cash or, at our option, in common stock. See Note 8 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data." As of December 31, 2024, the Company had $149.8 million available under its 2021 Credit Facility (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations), and $12.9 million of cash on hand. In February 2025, the Company refinanced its Credit Facility (2025 Credit Facility) bringing total available capacity under the 2025 Credit Facility to $283.8 million (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations).

We expect to continue to finance our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs in the short-term and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$22,235	$56,022	$20,649
Investing activities	(138,045)	(101,624)	(38,687)
Financing activities	106,002	(20,110)	(38,764)
Change in cash, cash equivalents and restricted cash	$(9,808)	$(65,712)	$(56,802)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

Net cash provided by operating activities was $22.2 million for the year ended December 31, 2024, compared to $56.0 million for the year ended December 31, 2023. The period-over-period decrease of $33.8 million, was primarily due to a higher increase in working capital in the current period of $40.4 million versus $3.3 million in the prior year period, as well as higher interest payment of $6.7 million and higher tax payments of $3.2 million, partially offset by higher cash from operating activities before changes in working capital, interest, tax and contingent earnout payment of $4.3 million, and lower contingent earnout payment of $0.6 million.

Working capital (which excludes contingent consideration payments and changes in right-of-use assets) increased by $40.4 million in the year ended December 31, 2024, primarily due to an increase in accounts receivable of $42.0 million driven by higher revenues in the fourth quarter versus the prior year, and the previously disclosed receivables from a large US government project for the City of Tustin, CA. This increase was partially offset by an increase in accounts payable and other accrued liabilities (including accrued payroll) of $2.1 million, due to the timing of payments and growth in the company.

For the year ended December 31, 2023, net cash provided by operating activities was $56.0 million, compared to net cash provided by operating activities of $20.6 million for the year ended December 31, 2022. Cash provided by operating activities for the years ended December 31, 2023 and December 31, 2022, includes payment of contingent consideration of $0.6 million and $19.5 million, respectively. Excluding payment of contingent consideration, cash provided by operating activities was $56.6 million and $40.1 million in the years ended December 31, 2023 and December 31, 2022, respectively. The period-over-period increase of $16.5 million, excluding the impact of contingent consideration, was primarily due to a lower increase in working capital in the current period of $3.3 million versus an increase in working capital in the prior year period of $14.1 million, as well as higher earnings before non-cash items of $6.5 million.

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

Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was $138.0 million, driven by cash paid for the acquisitions of EPIC, 2DOT, ETA, Paragon, Spirit, and Origins, net of cash acquired, of $113.1 million, $21.3 million in purchases of property and equipment, $3.3 million in payment of other purchase price obligations. and $2.5 million of proprietary software development costs, partially offset by $2.1 million proceeds received from the sale of property and equipment.

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

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $106.0 million. Cash provided by financing activities was driven by proceeds from borrowing of $453.1 million, net proceeds from the issuance of common stock through a public offering of $121.8 million, and proceeds from the exercise of stock options of $2.1 million, partially offset by repayment of borrowing of $393.7 million, a partial redemption of the Series A-2 Preferred Stock of $60.0 million, and dividends on the Series A-2 Preferred Stock of $11.1 million.

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

Credit Facilities

In February 2025, we replaced the 2021 Credit Facility with a new senior secured credit facility, the 2025 Credit Facility (and jointly the Senior Credit Facilities). Refer to Note 22 to our audited consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data." for details on the new facility.

Our obligations under the Senior Credit Facilities are guaranteed by certain of our existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of our assets. The Senior Credit Facilites includes a number of covenants imposing certain restrictions on our business. The Senior Credit Facilites also include financial covenants requiring us to remain below a maximum total net leverage ratio and a minimum fixed charge coverage ratio. As of December 31, 2024, our consolidated total leverage ratio as reported under our bank compliance certificate, which was delivered under our 2025 Credit Facility, was 2.1 times and we were in compliance with all covenants under the Senior Credit Facilites.

The weighted average interest rate on the 2021 Credit Facility for the years ended December 31, 2024 and 2023 was 7.2% and 6.7%, respectively, before the benefit of our interest rate swaps. Weighted average interest rates, net of the benefit of our interest rate swaps, as of December 31, 2024 and 2023 were 5.8% and 4.1%, respectively.

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

See Note 13 and 22 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” for details on the 2021 Credit Facility and our new credit facility.

Series A-2 Preferred Stock

In January 2024, we repaid $60.0 million of the outstanding principal balance of the Series A-2 Preferred Stock.

In January 2025, we received a notice of conversion from Oaktree in respect of $60.0 million in stated value of the Series A-2 Preferred Stock. We intend to exercise our option to redeem the shares of Series A-2 Preferred Stock for cash. We expect to pay the $60.0 million on or before April 13, 2025 from cash on hand and debt. Following the redemption, approximately $62.2 million of A-2 Preferred Stock will remain outstanding.

See Note 16 and 22 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” for details regarding the Series A-2 Preferred Stock.

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

On the majority of fixed fee contracts, we recognize revenue, over time, using either the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation (cost to cost method), or the time-elapsed basis.

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

Time-and-materials contracts contain variable consideration. However, performance obligations qualify for the “Right to Invoice” practical expedient. Under this practical expedient, we recognize revenue, over time, in the amount to which we have a right to invoice.

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

Goodwill is tested for impairment at least annually. Should an event or circumstances indicate that a reduction in fair value of the reporting unit may have occurred during the year, goodwill would also be tested at such occasion.

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

Embedded Derivatives

Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. These embedded derivatives are bifurcated, accounted for at their estimated fair value, which is based on certain estimates and assumptions, and presented separately on the consolidated statements of financial position. Our valuation of embedded derivatives follows the With and Without method of the income approach, where the value of the derivative is derived by comparing projected cash flows with and without the embedded feature. The discount rate reflects the level of risk associated with these cash flows and is determined based on and evaluation of the Company’s credit risk and market required yields for comparable securities with similar credit risk. To derive a credit rating indication, the Company utilizes the Synthetic Credit Rating Model, and the recovery rate method is employed to establish the Company’s discount rate. Changes in fair value of the embedded derivatives are recognized as a component of other income/ expense on our consolidated statements of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2024, which factors in our interest rate swaps on $150.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolver would impact our annual income (loss) before income taxes by approximately $0.7 million.

Inflation Risk

We experienced, and continue to experience, higher labor and significantly higher travel and other direct costs in the fiscal year ended December 31, 2024 and December 31, 2023 as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. In the year ended December 31, 2024, we also experienced, and continue to experience, higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and although inflation has increased our Selling, general and administrative expense in the year ended December 31, 2024, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Montrose Environmental Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Montrose Environmental Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible and redeemable series A-2 preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
o
Evaluated whether the contracts were properly included in management’s calculation of long-term cost-to-cost revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
o
Compared the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
o
Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
o
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
o
Testing the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•
We evaluated management’s ability to estimate total costs accurately by comparing actual costs to historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 3, 2025

We have served as the Company’s auditor since 2016.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash, cash equivalents and restricted cash	$12,935	$23,240
Accounts receivable, net	158,883	112,360
Contract assets	52,091	51,629
Prepaid and other current assets	14,090	13,668
Income tax receivable	—	27
Total current assets	237,999	200,924
Non-current assets
Property and equipment, net	63,776	56,825
Operating lease right-of-use asset, net	39,755	32,260
Finance lease right-of-use asset, net	19,643	13,248
Goodwill	467,789	364,449
Other intangible assets, net	152,756	140,813
Other assets	8,635	8,267
Total assets	$990,353	$816,786
Liabilities, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$63,704	$59,920
Accrued payroll and benefits	34,248	34,660
Business acquisitions contingent consideration, current	26,872	3,592
Current portion of operating lease liabilities	11,345	9,963
Current portion of finance lease liabilities	4,627	3,956
Current portion of long-term debt	17,866	14,196
Total current liabilities	158,662	126,287
Non-current liabilities
Business acquisitions contingent consideration, long-term	6,255	2,448
Other non-current liabilities	5,550	6,569
Deferred tax liabilities, net	13,312	6,064
Conversion option related to Series A-2 Preferred Stock	20,224	19,017
Operating lease liability, net of current portion	30,880	25,048
Finance lease liability, net of current portion	11,460	8,185
Long-term debt, net of deferred financing fees	204,818	148,988
Total liabilities	$451,161	$342,606
Commitments and contingencies
Convertible and redeemable Series A-2 Preferred Stock $0.0001 par value:
Authorized, issued and outstanding shares: 11,667 and 17,500 at December 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $122.2 million and $182.2 million at December 31, 2024 and December 31, 2023, respectively	92,928	152,928
Stockholders’ equity:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at December 31, 2024 and December 31, 2023; issued and outstanding shares: 34,309,788 and 30,190,231 at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in-capital	721,067	531,831
Accumulated deficit	(272,670)	(210,356)
Accumulated other comprehensive loss	(2,133)	(223)
Total stockholders’ equity	446,264	321,252
Total liabilities, convertible and redeemable Series A-2 Preferred Stock and Stockholders’ Equity	$990,353	$816,786
The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
(in thousands except per share data)	2024	2023	2022
Revenues	$696,395	$624,208	$544,416
Cost of revenues (exclusive of depreciation and amortization shown below)	418,193	383,903	351,882
Selling, general and administrative expense	261,627	222,861	176,295
Fair value changes in business acquisition contingencies	534	84	(3,227)
Depreciation and amortization	52,762	45,780	47,479
Loss from operations	(36,721)	(28,420)	(28,013)
Other (expense) income, net	(1,735)	4,374	3,683
Interest expense, net	(15,862)	(7,793)	(5,239)
Total other income (expense), net	(17,597)	(3,419)	(1,556)
Loss before expense from income taxes	(54,318)	(31,839)	(29,569)
Income tax (benefit) expense	7,996	(980)	2,250
Net loss	$(62,314)	$(30,859)	$(31,819)

Equity adjustment from foreign currency translation	(1,910)	(231)	(28)
Comprehensive loss	(64,224)	(31,090)	(31,847)
Convertible and redeemable Series A-2 Preferred Stock dividend	(11,064)	(16,400)	(16,400)
Net loss attributable to common stockholders	(73,378)	(47,259)	(48,219)
Weighted average common shares outstanding— basic and diluted	33,061	30,058	29,688
Net loss per share attributable to common stockholders— basic and diluted	$(2.22)	$(1.57)	$(1.62)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2021	17,500	$152,928	29,619,921	$—	$464,143	$(147,678)	$36	$316,501
Net loss	—	—	—	—	—	(31,819)	—	(31,819)
Stock-based compensation	—	—	—	—	43,290	—	—	43,290
Dividend payment to the Series A-2 Preferred shareholders	—	—	—	—	(16,400)	—	—	(16,400)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	126,872	—	1,643	—	—	1,643
Accumulated other comprehensive loss	—	—	—	—	—	—	(28)	(28)
Balance at December 31, 2022	17,500	$152,928	29,746,793	$—	$492,676	$(179,497)	$8	$313,187
Net loss	—	—	—	—	—	(30,859)	—	(30,859)
Stock-based compensation	—	—	—	—	47,267	—	—	47,267
Dividend payment to the Series A-2 Preferred shareholders	—	—	—	—	(16,400)	—	—	(16,400)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	330,173	—	4,690	—	—	4,690
Acquisitions consideration paid in common stock	—	—	86,577	—	2,598	—	—	2,598
Acquisitions contingent consideration paid in common stock	—	—	26,688	—	1,000	—	—	1,000
Accumulated other comprehensive loss	—	—	—	—	—	—	(231)	(231)
Balance at December 31, 2023	17,500	$152,928	30,190,231	$—	$531,831	$(210,356)	$(223)	$321,252
Net loss	—	—	—	—	—	(62,314)	—	(62,314)
Stock-based compensation	—	—	—	—	64,665	—	—	64,665
Redemption of Series A-2 Preferred Stock	(5,833)	(60,000)	—	—	—	—	—	—
Dividend payment to the Series A-2 preferred shareholders	—	—	—	—	(11,064)	—	—	(11,064)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	320,903	—	2,060	—	—	2,060
Issuance of common stock pursuant to follow-on offering	—	—	3,450,000	—	121,776	—	—	121,776
Acquisitions consideration paid in common stock	—	—	313,394	—	10,712	—	—	10,712
Acquisitions contingent consideration paid in common stock	—	—	35,250	—	1,087	—	—	1,087
Accumulated other comprehensive loss	—	—	—	—		—	(1,910)	(1,910)
Balance at December 31, 2024	11,667	$92,928	34,309,778	$—	$721,067	$(272,670)	$(2,133)	$446,264

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(62,314)	$(30,859)	$(31,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,762	45,780	47,479
Amortization of right-of-use asset	11,572	10,194	9,289
Stock-based compensation expense	64,665	47,267	43,290
Fair value changes in financial instruments	3,123	(4,129)	(3,396)
Deferred income taxes	4,286	(980)	2,250
Other operating activities, net	608	3,142	(3,975)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	(41,977)	(2,923)	4,394
Prepaid expenses and other current assets	(552)	(918)	(1,763)
Accounts payable and other accrued liabilities	3,798	(8,912)	(9,878)
Accrued payroll and benefits	(1,709)	9,464	(6,830)
Payment of contingent consideration	—	(611)	(19,457)
Change in operating leases	(12,027)	(10,493)	(8,935)
Net cash (used in) provided by operating activities	$22,235	$56,022	$20,649
Investing activities:
Proceeds from corporate owned and property insurance	224	573	329
Purchases of property and equipment	(21,333)	(29,578)	(9,583)
Proceeds from the sale of property and equipment	2,148	971	174
Proprietary software development and other software costs	(2,501)	(3,352)	(593)
Purchase price true ups	(3,287)	(1,425)	(389)
Minority investments	(210)	(2,626)	—
Cash paid for acquisitions, net of cash acquired	(113,086)	(66,187)	(28,625)
Net cash used in investing activities	$(138,045)	$(101,624)	$(38,687)
Financing activities:
Proceeds from line of credit	403,116	—	—
Repayment of the line of credit	(377,615)	—	—
Proceeds from the aircraft loan	—	10,935	—
Repayment of aircraft loan	(1,071)	(591)	—
Proceeds from term loan	50,000	—	—
Repayment of term loan	(15,000)	(12,211)	(8,750)
Payment of contingent consideration and other purchase price true ups	(363)	(1,949)	(11,107)
Repayment of finance leases	(5,489)	(4,584)	(3,967)
Payments of deferred financing costs	(348)	—	(183)
Proceeds from issuance of common stock for exercised stock options	2,060	4,690	1,643
Proceeds from issuance of common stock in follow-on offering	121,776	—	—
Dividend payment to the series A-2 stockholders	(11,064)	(16,400)	(16,400)
Repayment to the series A-2 stockholders	(60,000)	—	—
Net cash provided by (used in) financing activities	$106,002	$(20,110)	$(38,764)
Change in cash, cash equivalents and restricted cash	(9,808)	(65,712)	(56,802)
Foreign exchange impact on cash balance	(497)	(876)	(111)
Cash, cash equivalents and restricted cash:
Beginning of year	23,240	89,828	146,741
End of year	$12,935	$23,240	$89,828

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flows information:
Cash paid for interest	$14,780	$8,059	$6,514
Cash paid for income tax	$4,194	$997	$789
Supplemental disclosures of non-cash investing and financing activities:
Accrued purchases of property and equipment	$983	$1,098	$2,261
Property and equipment purchased under finance leases	$9,435	$8,298	$5,061
Common stock issued to acquire new businesses	$10,712	$2,598	$—
Acquisitions unpaid contingent consideration	$33,127	$6,040	$8,255
Acquisitions contingent consideration paid in common stock	$1,087	$1,000	$—
Accrued lease surrender liability (Note 7)	$—	$5,947	$—

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. (Montrose or the Company) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 120 offices across the United States, Canada, Australia and Europe and approximately 3,410 employees as of December 31, 2024.

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

Remediation and Reuse segment provides clients with engineering, design, and implementation services, primarily to treat contaminated water, remove contaminants from soil or create renewable energy from waste. The Company's team, including engineers, scientists and consultants, provides these services to assist clients in designing solutions, managing products and mitigating environmental risks and liabilities at their locations. The Company does not own the properties or facilities at which it implements these projects or the underlying liabilities, nor does the Company own material amounts of the equipment used in projects.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Intercompany balances and transactions are eliminated.

Reclassifications—Certain reclassifications have been made to prior period amounts in the audited consolidated financial statements to conform to the current period presentation. Within the consolidated statement of cash flows, the Company reclassified $3.1 million and ($1.1) million of provision for bad debt, $0.1 million and ($3.2) million of fair value changes and ($0.1) million and $0.3 million of other activities to other operating activities, net, for 2023 and 2022, respectively. Within the consolidated statements of convertible and redeemable Series A-2 Preferred Stock and stockholders’ equity, the Company disaggregated 443,438 shares or $8.2 million of common stock issued in 2023 to separate line items. Within Note 12, Income Taxes, in the table of significant components of deferred tax assets for 2023, the Company disaggregated (i) the employee related line item of $12.6 million into a $4.9 million accrued compensation line item and a $7.7 million equity compensation line item and (ii) the other line item of $6.8 million into a $3.4 million Section 163(j) interest limitation line item and a $0.7 million Section 174 research and experimental expenditures line item, and (iii) the allowance for bad debt line item of $0.7 million was reclassified to the other line item. Within Note 12 Income Taxes significant components of deferred tax liability for 2023, the Company reclassified $1.5 million of Section 481A adjustment into other line item. These reclassifications did not have a material impact on previously reported amounts.

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

Cash that is restricted as to withdrawal or use under the terms of certain contractual agreements is recorded in restricted cash in the Company’s consolidated statements of financial position. The Company’s $1.5 million restricted cash balance as of December 31, 2024 primarily consisted of a $1.0 million sublease deposit (Note 8).

Accounts Receivables-Net—Accounts receivable are presented in the consolidated statements of financial position, net of an allowance for doubtful accounts. The allowance for doubtful accounts is established at the origination of an account in accordance with Accounting Standard Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326). Accounting Standards Codification (ASC) 326 requires the Company to estimate the lifetime expected credit losses on such instruments and to record an allowance to offset the receivables.

Financial Instruments— The Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

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

Goodwill—Goodwill is not amortized but instead qualitatively or quantitatively tested for impairment at least annually. Should an event or circumstances indicate that a reduction in fair value of the reporting unit may have occurred during the year, goodwill would also be tested at such occasion. The Company performs its goodwill test at the reporting unit level. If necessary, the goodwill quantitative impairment test is performed on October 1st every year.

The Company uses a two-step process to assess the realizability of goodwill. The first step (generally referred to as a "step 0" analysis) is a qualitative assessment that analyzes current economic indicators associated with a particular reporting unit. For example, the Company analyzes changes in economic, market and industry conditions, business strategy, cost factors, and financial performance, among others, to determine if there are indicators of a significant decline in the fair value of a particular reporting unit. If the qualitative assessment indicates a stable or improved fair value, no further testing is required. If a qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will proceed to the quantitative second step (generally referred to as a "step 1" analysis).

Step 1 of the quantitative test requires comparison of the carrying value of each of the reporting units to the respective fair value, calculated based on weighted income and market-based approaches. If the carrying value of the reporting unit is less than the fair value, no impairment exists. Otherwise, the Company would recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value up to the amount of goodwill allocated to that reporting unit.

During 2024 and 2023, the Company elected to perform a step 1 impairment analysis. Based on the analysis performed, management determined that no impairment of goodwill existed in any of the Company’s reporting units as of the testing date (October 1, 2024). Also, no triggering events or changes in circumstances occurred during the period October 1, 2024 through December 31, 2024 that warranted retesting goodwill for impairment.

Embedded Derivatives—Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument. These embedded derivatives are bifurcated, accounted for at their estimated fair value, which is based on certain estimates and assumptions, and presented separately on the consolidated statements of financial position. Our valuation of embedded derivatives follows the With and Without method of the income approach, where the value of the derivative is derived by comparing projected cash flows with and without the embedded feature. The discount rate reflects the level of risk associated with these cash flows and is determined based on and evaluation of the Company’s credit risk and market required yields for comparable securities with similar credit risk. To derive a credit rating indication, the Company utilizes the Synthetic Credit Rating Model, and the recovery rate method is employed to establish the Company’s discount rate. Changes in fair value of the embedded derivatives are recognized as a component of other income/expense on the Company’s consolidated statements of operations (Note 16).

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

Accumulated other comprehensive loss increased by $1.9 million in 2024 due to the strengthening of the U.S. dollar at the end of 2024.

Revenue Recognition—Revenue is recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers. The following is considered by the Company in the recognition of revenue under ASC 606:

The Company’s services are performed under two general types of contracts (i) fixed-price and (ii) time-and-materials. Under fixed-price contracts, customers pay an agreed-upon amount for a specified scope of work agreed to in advance of the project. Under time-and-materials contracts, customers pay for the hours worked and resources used based on agreed-upon rates. Certain of the Company’s time-and-materials contracts are subject to maximum contract amounts. The duration of the Company’s contracts ranges from less than one month to over a year, depending on the scope of services provided. Payment terms are agreed upon at the time of contract approval and are typically net 30. Costs to obtain and fulfill contracts associated with system sales are expensed as a cost of revenue when the Company has fulfilled its performance obligations.

The Company accounts for individual promises in contracts as separate performance obligations if the promises are distinct. The assessment requires judgment. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Certain contracts in the Company’s Measurement and Analysis segment have multiple performance obligations, most commonly due to the contracts providing for multiple laboratory tests which are individual performance obligations.

For the Measurement and Analysis contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price of each performance obligation. The standalone selling price of each performance obligation is generally determined by the observable price of a service when sold separately.

Fixed fee contracts—On the majority of fixed fee contracts, the Company recognizes revenue, over time, using either the proportion of actual costs incurred to the total costs expected to complete the contract performance obligation (cost to cost method), or the time-elapsed basis. The Company determined that the cost to cost method best represents the transfer of services as the proportion closely depicts the efforts or inputs completed towards the satisfaction of a fixed fee contract performance obligation. Under the time-elapsed basis, the arrangement is considered a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e. distinct days of service). The Company applies a time-based measure of progress to the total transaction price, which results in ratable recognition over the term of the contract. For a portion of the Company’s laboratory service contracts, revenue is recognized as performance obligations are satisfied over time, with recognition reflecting a series of distinct services using the output method. The Company determined that this method best represents the transfer of services as the customer obtains equal benefit from the service throughout the service period.

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

Time-and-materials contracts—Time-and-materials contracts contain variable consideration. However, these arrangements qualify for the “Right to Invoice” practical expedient. Under this practical expedient, the Company recognized revenue, over time, in the amount to which the Company has a right to invoice. In addition, the Company is not required to estimate such variable consideration upon inception of the contract and reassess the estimate each reporting period. The Company determined that this method best represents the transfer of services as, upon billing, the Company had a right to consideration from a customer in an amount that directly corresponded with the value to the customer of the Company’s performance completed to date.

Segment Reporting—Operating segments are components of an enterprise for which discrete financial reporting information is available and evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. The Company has identified its Chief Executive Officer as the CODM. The CODM views the Company’s operations and manages the businesses as three operating segments, which are also the Company’s reportable segments: (i) Assessment, Permitting and Response, (ii) Measurement and Analysis, and (iii) Remediation and Reuse.

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

The fair value of stock appreciation rights is estimated at the grant date using the geometric Brownian motion model. This process has been widely used to model stock prices and is the underpinning of the Black-Scholes option pricing model and other extensions of the Random Walk Hypothesis of stock price movements and the Efficient Market Hypothesis. The stock appreciation rights were accounted for as equity classified awards and were cancelled as of December 31, 2024.

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

The Company records uncertain tax positions on the basis of the two-step process in which (i) it determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined that there are no uncertain tax positions as of December 31, 2024 and 2023. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

3. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

ASU 2023-07 —In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 was effective for the Company’s fiscal year beginning January 1, 2024 and required the use of a retrospective approach to all periods presented. The Company adopted the standard on January 1, 2024, and plans to adopt the standard for interim periods beginning January 1, 2025. The Company determined that such an adoption will not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2024-03 —In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). ASU 2024-03 is effective for the Company's fiscal year beginning January 1, 2027 and interim periods within fiscal years beginning after December 15, 2027, and allows the use of a prospective or retrospective approach. The Company plans to adopt the standard on January 1, 2027 and is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

ASU 2023-05 —In August 2023, the FASB issued ASU 2023-05 Business Combinations — Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, under which an entity that qualifies as either a joint venture or a corporate joint venture is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture must initially measure its assets and liabilities at fair value on the formation date. The amendments in ASU 2023-05 are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

ASU 2023-09 —In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company beginning January 1, 2025 and allows the use of a prospective or retrospective approach. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

4. REVENUES AND ACCOUNTS RECEIVABLE

The Company’s main revenue sources derive from the following revenue streams:

Assessment, Permitting and Response Revenues are generated from multidisciplinary environmental consulting services. The majority of the contracts are fixed-price or time-and-material based.

Measurement and Analysis Revenues are generated from emissions sampling, testing and reporting services, leak detection services, ambient air monitoring services and laboratory testing services. The majority of the contracts are fixed-price or time-and-materials based.

Remediation and Reuse Revenues are generated from engineering, design, implementation and operating and maintenance (O&M) services primarily to treat contaminated water, remove contaminants from soil or create renewable energy from waste. Engineering, design and implementation contracts are predominantly fixed-fee and time-and-materials based. Services on the majority of O&M contracts are provided under long-term fixed-fee contracts.

Disaggregation of Revenue—The Company disaggregates revenue by its operating segments and geographic location. The Company believes disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic factors. Disaggregated revenue disclosures are provided in Note 19.

Contract Balances

The Company presents contract balances for unbilled receivables (contract assets), as well as customer advances, deposits and deferred revenue (contract liabilities) within contract assets and accounts payable and other accrued expenses, respectively, on the consolidated statements of financial position. Amounts are generally billed at periodic intervals (e.g. weekly, bi-weekly or monthly) as work progresses in accordance with agreed-upon contractual terms. The Company utilizes the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component for the arrangements in which the period between when the Company transfers services to a customer and when the customer pays for those services is one year or less. Amounts recorded as unbilled receivables are generally for services the Company is not entitled to bill based on the passage of time. Under certain contracts, billing occurs subsequent to revenue recognition, resulting in contract assets. The Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.

The following table presents the Company’s contract balances as of December 31:

	December 31,	December 31,
	2024	2023
Contract assets	$52,091	$51,629
Contract liabilities	9,297	8,132

Contract assets acquired through business acquisitions amounted to $2.6 million and $2.2 million as of December 31, 2024 and 2023, respectively. No contract liabilities were acquired through business acquisitions as of both December 31, 2024 and 2023.

Revenue recognized during the year ended December 31, 2024, included in the contract liability balance at the beginning of the year was $5.1 million. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations

Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of December 31, 2024 and 2023, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $77.3 million and $81.9 million, respectively. As of December 31, 2024, the Company expected to recognize approximately 71% of this amount as revenue within a year, and the remaining 29% to be recognized as revenue beyond one year.

Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31, 2024	December 31, 2023
Accounts receivable, invoiced	$160,976	$115,084
Allowance for doubtful accounts	(2,093)	(2,724)
Accounts receivable, net	$158,883	$112,360

The Company did not have any customers that exceeded 10.0% of its gross receivables as of December 31, 2024 and 2023. The Company did not have any customers that exceeded 10.0% of revenues as of December 31, 2024 and had a customer who accounted for approximately 10.0%, and 14.4% of revenue for the years ended December 31, 2023 and 2022, respectively.

The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)		Charged to Allowance		Ending Balance
Year ended December 31, 2024	$2,724	$(146)		$(485)		$2,093
Year ended December 31, 2023	1,915	3,142	(1)	(2,333)	(1)	2,724
Year ended December 31, 2022	4,581	(1,097)		(1,569)		1,915
(1)
Amount includes $2.2 million of current expected losses on the Discontinued Specialty Lab promissory note receivable as described in Note 8.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	December 31, 2024	December 31, 2023
Deposits	$1,073	$1,764
Prepaid expenses	10,223	8,085
Supplies	2,794	3,819
Prepaid and other current assets	$14,090	$13,668

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

Property and equipment, net consisted of the following:

	Estimated Useful Life	December 31, 2024	December 31, 2023
Lab and test equipment	7 years	$24,421	$20,341
Vehicles	5 years	6,360	6,033
Equipment	3-7 years	60,763	50,387
Furniture and fixtures	7 years	3,221	2,963
Leasehold improvements	7 years	14,029	10,808
Aircraft	10-20 years	12,386	12,312
Building	39 years	5,763	5,748
		126,943	108,592
Land		1,089	1,089
Construction in progress		3,993	3,956
Less: Accumulated depreciation		(68,249)	(56,812)
Total property and equipment—net		$63,776	$56,825

Total depreciation expense for property and equipment, net included on the consolidated statements of operations was $12.0 million, $10.3 million and $7.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Company calculates the present value of its finance and operating leases using an estimated incremental borrowing rate (IBR), which requires judgment. For real estate operating leases, the Company estimates the IBR based on prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease. For all other leases, the Company estimates the IBR based on the stated interest rate on the contract. Since many of the inputs used to calculate the rate implicit in the leases are not readily determinable from the lessee’s perspective, the Company does not use the implicit interest rate.

Certain leases contain variable payments, these payments are expensed as incurred and not included in the Company’s operating lease right-of-use (ROU) assets and operating lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes, and insurance and are excluded from the present value of the Company’s lease obligations.

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

The components of lease expense were as follows:

		For the Twelve Months Ended December 31,
	Statement of Operations Location	2024	2023
Operating lease cost
Lease cost	Selling, general and administrative expense	$13,667	$11,663
Variable lease cost	Selling, general and administrative expense	2,217	1,313
Lease termination gain-net(1)	Selling, general and administrative expense	—	(737)
Total operating lease cost		$15,884	$12,239

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$5,814	$5,351
Interest on lease liabilities	Interest expense, net	611	655
Total finance lease cost		$6,425	$6,006
Total lease cost		$22,309	$18,245

(1)
During the year ended December 31, 2023, the Company became responsible for a lease surrender liability of $8.3 million as a result of terminating one of its newly acquired businesses' lease agreements. The lease surrender fee is payable in equal installments beginning on February 28, 2024, through December 31, 2031. The present value of the current and long term portion of the surrender fee liability of $0.5 million and $5.4 million, on a discounted basis, is included in accounts payable and other accrued liabilities and other non-current liabilities, respectively, on the consolidated statements of financial position. Upon the termination of the lease, the Company wrote off the related $2.3 million and $8.9 million, ROU asset and lease liability, respectively, and recorded a gain of $0.7 million, net of the surrender fee, within selling, general and administrative expense on the consolidated statements of operations. The outstanding lease surrender liability balance as of December 31, 2024 is $4.8 million.

Supplemental cash flows information related to leases was as follows:

	For the Twelve Months Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$13,202	$11,931
Operating cash flows used for interest related to finance leases	661	655
Financing cash flows used in finance leases	5,489	5,797
Lease liabilities arising from new ROU assets:
Operating leases	20,951	31,459
Finance leases	8,841	7,636

Weighted average remaining lease terms and weighted average discount rates were:

	December 31, 2024
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.6	3.7
Weighted average discount rate	4.8%	6.7%

	December 31, 2023
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.4	3.5
Weighted average discount rate	4.2%	6.3%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
2025	$13,067	$5,736
2026	10,827	4,823
2027	7,843	3,801
2028	6,239	2,525
2029	4,889	1,265
2030 and thereafter	4,397	—
Total undiscounted future minimum lease payments	$47,262	$18,150
Less imputed interest	(5,037)	(2,063)
Total discounted future minimum lease payments	$42,225	$16,087

8. BUSINESS ACQUISITIONS AND DISPOSITIONS

In line with the Company’s strategic growth initiatives, the Company acquired a number of businesses during the years ended December 31, 2024, 2023 and 2022. The results of each of those acquired businesses are included in the consolidated financial statements beginning on the respective acquisition dates. Each transaction qualified as an acquisition of a business and was accounted for as a business combination. All acquisitions resulted in the recognition of goodwill. The Company paid these premiums resulting in such goodwill for a number of reasons, including expected synergies from combining operations of the acquiree and the Company while also growing the Company’s customer base, acquiring assembled workforces, expanding its presence in certain markets and expanding and advancing its product and service offerings. The Company recorded the assets acquired and liabilities assumed at their acquisition date fair value, with the difference between the fair value of the net assets acquired and the acquisition consideration reflected as goodwill.

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

Other purchase price obligations (primarily deferred purchase price liabilities and target working capital liabilities or receivables) are included on the consolidated statements of financial position in accounts payable and other accrued liabilities, other non-current liabilities or accounts receivable, net in the case of working capital deficits. Contingent consideration outstanding from acquisitions are included on the consolidated statements of financial position in business acquisition contingent consideration, current or in business acquisitions contingent consideration, long-term. The contingent consideration elements of the purchase price of the acquisitions are related to earn-outs which are based on the expected achievement of revenue or earnings thresholds as of the date of the acquisition and for which the maximum potential amount is limited.

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

The Company may be required to make up to $57.6 million in aggregate earn-out payments between the years 2025 and 2026, of which up to $22.1 million may be paid only in cash, up to $13.6 million may be paid only in common stock and up to $21.9 million may be paid, at the Company's option, in cash or common stock.

Transaction costs related to business combinations totaled $7.8 million, $6.9 million and $1.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. These costs are expensed within selling, general and administrative expense in the accompanying consolidated statements of operations.

The weighted average useful lives of identifiable intangible assets by major intangible asset class acquired during 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Customer relationships	8.2	9.4	7.4
Covenants not to compete	5.0	4.9	4.1
Trade names	2.0	1.8	1.9
Proprietary software	—	3.0	—
Total	5.3	4.7	4.0

2024 Acquisitions

Epic Environmental Pty LTD (EPIC)—In January 2024, the Company completed the acquisition of EPIC by acquiring 100% of its common stock. EPIC is an environmental consultancy, based in Brisbane, Australia, and serving clients across Australia.

Two Dot Consulting, LLC (2DOT)—In February 2024, the Company completed the acquisition of 2DOT by acquiring 100% of its membership interests. 2DOT is a leading environmental consultancy in the Rocky Mountain and adjacent regions, and is based in Denver, Colorado.

Engineering & Technical Associates, Inc. (ETA)—In April 2024, the Company acquired substantially all of the assets of ETA. ETA is a niche consulting firm focusing on providing process safety management, process hazardous analysis, and other safety-focused services to industrial clients throughout the United States.

Paragon Soil and Environmental Consulting Inc. (Paragon)—In May 2024, the Company completed the acquisition of Paragon by acquiring 100% of its ownership and interest. Paragon is an environmental consulting firm that provides services for clients across western Canada.

Spirit Environmental, LLC. (Spirit)—In July 2024, the Company completed the acquisition of Spirit by acquiring 100% of its membership interests. Spirit is a leading environmental consultant specializing in air permitting and compliance services across the central U.S. Spirit is based in Houston, Texas.

Origins Laboratory, Inc. (Origins)—In September 2024, the Company acquired substantially all of the assets of Origins. Origins is an accredited environmental analytical testing laboratory based in Denver, Colorado.

The upfront cash payment made to acquire the acquisitions completed during 2024 was funded through cash on hand and borrowings under our revolving credit facility. The other purchase price components mainly consist of deferred purchase price liabilities and working capital amounts.

Preliminarily, goodwill associated with these acquisitions except for EPIC are deductible for income tax purposes.

EPIC, 2DOT, and Paragon are included in the Remediation and Reuse segment, ETA and Spirit are included in the Assessment, Permitting and Response segment, and Origins is included in the Measurements and Analysis segment.

The following table summarizes the elements of the purchase price of the acquisitions completed during 2024:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
EPIC	$19,914	$4,748	$587	$11,113	$36,362
2DOT	39,393	1,832	(704)	—	40,521
ETA	1,600	—	400	—	2,000
Paragon	10,773	2,691	125	—	13,589
Spirit	16,027	1,441	(408)	8,760	25,820
Origins	27,414	—	—	8,000	35,414
Total	$115,121	$10,712	$—	$27,873	$153,706

The preliminary purchase price attributable to the 2024 acquisitions was allocated as follows:

	EPIC	2DOT	ETA	Paragon	Spirit	Origins	Total(1)
Cash	$1,045	$143	$—	$242	$605	$—	$2,035
Accounts receivable and contract assets	1,772	740	—	3,188	2,393	—	8,093
Other current assets	78	—	—	85	119	—	282
Current assets	$2,895	$883	$—	$3,515	$3,117	$—	$10,410
Property and equipment	43	—	—	341	145	1,787	2,316
Operating lease right-of-use asset	280	301	—	1,798	693	552	3,624
Customer relationships	12,053	9,521	—	4,209	4,090	7,305	37,178
Trade names	523	200	—	350	280	332	1,685
Covenants not to compete	1,817	2,940	—	45	700	87	5,589
Goodwill	25,102	27,273	2,000	6,444	18,285	25,903	105,007
Total assets	$42,713	$41,118	$2,000	$16,702	$27,310	$35,966	$165,809
Current liabilities	1,994	404	—	1,572	1,490	—	5,460
Deferred tax liability	4,214	—	—	—	—	—	4,214
Operating lease liability—net of current portion	—	193	—	1,513	—	552	2,258
Other non-current liabilities	143	—	—	28	—	—	171
Total liabilities	$6,351	$597	$—	$3,113	$1,490	$552	$12,103
Purchase price	$36,362	$40,521	$2,000	$13,589	$25,820	$35,414	$153,706

(1)
The Company is continuing to obtain information to complete the valuation of certain of these acquisitions' assets and liabilities.

For the acquisitions completed during the year ended December 31, 2024, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s consolidated statement of operations for the year ended December 31, 2024 includes revenue and pre-tax income of $44.6 million and $8.5 million, respectively, related to these acquisitions.

2023 Acquisitions

Frontier Analytical Laboratories (Frontier) —In January 2023, the Company completed the acquisition of Frontier by acquiring certain of its assets and operations. Frontier is a specialized environmental laboratory based in El Dorado Hills, CA.

Environmental Alliance, Inc. (EAI)—In February 2023, the Company completed the acquisition of EAI by acquiring 100.0% of its common stock. EAI provides environmental remediation and consulting services, and is based in Wilmington, DE.

GreenPath Energy LTD (GreenPath) —In May 2023, the Company completed the acquisition of GreenPath by acquiring 100.0% of its common stock. GreenPath is a leading optical gas imaging and leak detection and management services firm and is based in Calgary, Canada.

Matrix Solutions, Inc. (Matrix) —In June 2023, the Company completed the acquisition of Matrix by acquiring 100.0% of its common stock. Matrix is one of Canada’s leading environmental consulting and engineering companies and is based in Calgary, Canada.

Vandrensning ApS. (Vandrensning) —In July 2023, the Company completed the acquisition of Vandrensning by acquiring 100.0% of its common stock. Vandrensning, based outside Copenhagen, Denmark, specializes in water treatment solutions.

The upfront cash payment made to acquire all of the 2023 acquisitions was funded through cash on hand. The other purchase price components mainly consisted of deferred purchase price liabilities and working capital amounts.

Goodwill associated with the Frontier acquisition is deductible for income tax purposes.

Frontier and GreenPath are included in Measurement and Analysis segment. EAI, Matrix and Vandrensning are included in Remediation and Reuse segment.

The following table summarizes the elements of the purchase price of the acquisitions completed during 2023:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
2023 Acquisitions	$68,640	$2,598	$1,603	$1,096	$73,937

The final purchase price attributable to the 2023 acquisitions was allocated as follows:

	2023 Acquisitions (As Initially Reported)	2024 Measurement Period Adjustments	2024 (Final Amount)
Cash	$2,453	—	$2,453
Accounts receivable and contract assets	19,174	—	19,174
Other current assets	2,185	—	2,185
Current assets	23,812	—	23,812
Property and equipment	3,936	—	3,936
Operating lease right-of-use asset	4,825	—	4,825
Customer relationships	19,962	—	19,962
Trade names	2,373	—	2,373
Covenants not to compete	2,708	—	2,708
Other intangible assets	444	—	444
Goodwill	40,786	(866)	39,920
Total assets	98,846	(866)	97,980
Current liabilities	11,557	—	11,557
Operating lease liability—net of current portion	10,357	—	10,357
Deferred tax liability	1,999	—	1,999
Other non-current liabilities	130	—	130
Total liabilities	24,043	—	24,043
Purchase price	$74,803	$(866)	$73,937

For the acquisitions completed during the year ended December 31, 2023, the results of operations since the acquisition dates have been combined with those of the Company. The Company’s consolidated statement of operations for the year ended December 31, 2023 includes revenue and pre-tax income of $69.1 million and $8.8 million, respectively, related to these acquisitions.

2022 Acquisitions

Environmental Standards, Inc. (Environmental Standards)—In January 2022, the Company completed the acquisition of Environmental Standards, Inc. by acquiring 100.0% of its common stock. Environmental Standards is a provider of environmental consulting and data validation services. Environmental Standards is based in Valley Forge, PA with satellite locations nationwide.

Industrial Automation Group, Inc. (IAG)—In January 2022, the Company completed the acquisition of Industrial Automation Group, Inc. by acquiring certain of its employees and a covenant not to compete. IAG provides highly specialized engineering services which are additive to the Company’s water treatment and renewable energy technology implementations. IAG is based in Atlanta, GA.

TriAD Environmental Consultants, Inc. (TriAD)—In August 2022, the Company completed the acquisition of TriAD Environmental Consultants, Inc. by acquiring 100.0% of its common stock. TriAD is a provider of environmental consulting services. TriAD is based in Nashville, TN.

AirKinetics, Inc. (AirKinetics)—In September 2022, the Company completed the acquisition of AirKinetics, Inc. by acquiring 100.0% of its common stock. AirKinetics is a provider of emissions testing services. AirKinetics is based in Anaheim, CA.

Huco Consulting, Inc. (Huco)—In November 2022, the Company completed the acquisition of Huco Consulting, Inc. by acquiring 100.0% of its common stock. Huco primarily specializes in the implementation of environment, health and safety software for industrial, commercial and government clients. Huco is based in Houston, TX.

The upfront cash payment made to acquire all of the 2022 acquisitions was funded through cash on hand. The other purchase price components of the Environmental Standards purchase price consisted of a surplus working capital amount and other deferred liabilities. The other purchase price components of all the other 2022 acquisitions mainly consisted of working capital amounts.

Goodwill associated with all of these acquisitions was deductible for income tax purposes.

Environmental Standards and Huco are included in the Company’s Assessment, Permitting and Response segment, IAG and TriAD are included in the Remediation and Reuse segment and AirKinetics is included in the Measurement and Analysis segment.

The following table summarizes the elements of the purchase price of the acquisitions completed during 2022:

	Cash	Other Purchase Price Components		Other Purchase Price Components Long Term	Contingent Consideration	Total Purchase Price
Environmental Standards	$14,473	$544		$—	$1,166	$16,183
All other 2022 acquisitions	15,271	1,134	(1)	—	1,500	17,905
Total	$29,744	$1,678		$—	$2,666	$34,088

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

Supplemental Unaudited Pro-Forma—The unaudited consolidated financial information summarized in the following table gives effect to the 2024, 2023, and 2022 acquisitions assuming they occurred on January 1, 2022. These unaudited consolidated pro forma operating results include results from certain acquired companies that have not been audited and whose accounting policies prior to acquisition may differ from those of the Company. As a result, these unaudited consolidated pro forma operating results may not be comparable to revenues and earnings had these consolidated pro forma results been audited and consistent accounting policies applied. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2022, nor does the information project results for any future period.

	For the Twelve Months Ended December 31,
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
2024
Revenues	$696,395	$24,559	$720,954
Net (loss) income	$(62,314)	$9,413	$(52,901)
2023
Revenues	$624,208	$65,798	$690,006
Net (loss) income	$(30,859)	$8,110	$(22,749)
2022
Revenues	$544,416	$136,133	$680,549
Net (loss) income	$(31,819)	$8,338	$(23,481)

Disposition

During the first quarter of 2023, the Company determined to discontinue one of its non-core specialty service lines within the lab testing business (Discontinued Specialty Lab). On December 29, 2023, the Company sold the assets of the Discontinued Specialty Lab for a total sales price of $4.8 million, of which $0.5 million was received in cash and $4.3 million was issued as a promissory note receivable. The Company recorded a gain on the sale of $1.8 million, which is included in selling, general and administrative expense on the consolidated statements of operations and comprehensive loss. The promissory note receivable is subject to an annual 9.0% interest rate and will be repaid to the Company in 60 monthly installments with the remaining balance payable in full on December 29, 2028. Further, due to the buyers' limited credit history, the Company recorded a current expected loss of $2.2 million, which is included as part of selling, general, and administrative expense on the consolidated statements of operations and comprehensive loss. The $2.1 million promissory note receivable, net of current expected losses, is included in other assets on the consolidated statement of financial position and principal repayments are expected to commence in July 2025. Additionally, the Company received $1.0 million as a security deposit for office space subleased to the buyer. Such security deposit has been placed in a separate interest-bearing account (strictly for the benefit of the buyer) and is included in other non-current liabilities on the consolidated statement of financial position. The security deposit will be released to the buyer in 2028 upon termination of the lease term. The Discontinued Specialty Lab performance was sporadic and its service offering was non-core to the Company’s business. The discontinuation of this specialty service line, which was part of the Company's Measurement and Analysis segment, did not represent a strategic shift that had a major effect on the Company’s operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

9. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2023	$184,946	$93,890	$85,613	$364,449
Goodwill acquired during the period	20,285	25,903	58,819	105,007
Other changes in carrying amounts during the period	—	(933)	(734)	(1,667)
Balance as of December 31, 2024	$205,231	$118,860	$143,698	$467,789

Amounts related to finite-lived intangible assets are as follows:

December 31, 2024	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	2-15 years	$264,477	$138,787	$125,690
Covenants not to compete	4-5 years	41,758	33,898	7,860
Trade names	1-5 years	25,939	23,375	2,564
Proprietary software	3-5 years	28,428	23,489	4,939
Patent	16 years	17,479	5,776	11,703
Total other intangible assets, net		$378,081	$225,325	$152,756

December 31, 2023	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	2-15 years	$227,986	$116,226	$111,760
Covenants not to compete	4-5 years	36,250	30,889	5,361
Trade names	1-5 years	24,434	20,719	3,714
Proprietary software	3-5 years	26,486	19,309	7,177
Patent	16 years	17,479	4,678	12,801
Total other intangible assets, net		$332,635	$191,821	$140,813

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense for the years ended December 31, 2024, 2023, and 2022 was $34.9 million, $30.1 million and $36.1 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

December 31,
2025	$29,851
2026	24,617
2027	23,504
2028	17,790
2029	12,424
Thereafter	44,570
Total	$152,756

10. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Accounts payable	$33,424	$31,053
Accrued expenses	16,190	16,059
Other business acquisitions purchase price obligations	568	1,022
Contract liabilities	9,297	8,132
Other current liabilities	4,225	3,654
Total accounts payable and other accrued liabilities	$63,704	$59,920

11. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	December 31, 2024	December 31, 2023
Accrued bonuses	$14,433	$18,453
Accrued paid time off	4,214	1,316
Accrued payroll	11,969	11,814
Accrued other	3,632	3,077
Total accrued payroll and benefits	$34,248	$34,660

12. INCOME TAXES

The following is a geographical breakdown of income before the provision for (loss) income taxes as of December 31:

	2024	2023	2022
Pre-tax (loss) income:
Federal	$(54,860)	$(35,111)	$(27,991)
Foreign	542	3,272	(1,578)
Total	(54,318)	(31,839)	(29,569)

Income tax expense (benefit) for the years ended December 31, is comprised of the following:

	2024	2023	2022
Current:
Federal	$244	$—	$—
State	817	1,840	664
Foreign	1,887	(1,131)	58
Total	2,948	709	722
Deferred:
Federal	1,160	(438)	517
State	1,850	(960)	1,726
Foreign	2,038	(291)	(715)
Total	5,048	(1,689)	1,528
Income tax expense (benefit)	$7,996	$(980)	$2,250

The Company’s deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

	2024	2023
Deferred tax assets:
Net operating losses	$14,021	$14,200
Section 163(j) interest limitation	7,627	3,367
Equity compensation	7,669	7,665
Contingent consideration	9,007	10,294
ROU assets	14,986	11,529
Accrued compensation	4,117	4,961
Transaction costs	2,525	2,347
Section 174 Research & Experimental	1,312	740
Other	6,593	3,472
Total deferred tax asset	67,857	58,575
Deferred tax liabilities:
Intangible assets	(22,399)	(15,005)
Property and equipment	(13,944)	(11,086)
Lease liabilities	(15,274)	(11,140)
Interest rate swap	(402)	(900)
Other	(1,529)	(2,479)
Total deferred tax liability	(53,548)	(40,610)
Valuation allowance	(27,621)	(24,029)
Net deferred tax liability	$(13,312)	$(6,064)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, is as follows:

	2024	2023	2022
Expected tax at federal statutory rate	21.00%	21.00%	21.00%
State tax net of federal benefit	2.80	(9.12)	2.42
Non-deductible expenses	(1.37)	(2.24)	(0.34)
Equity compensation	(2.80)	(1.71)	(16.95)
Embedded derivatives	(0.47)	4.47	(1.90)
Transaction costs	(0.60)	4.47	0.00
Foreign taxes	(0.33)	0.97	0.05
Federal deferred tax adjustment	(19.52)	(30.42)	0.00
Change in valuation allowance	(7.36)	19.23	(12.13)
Global intangible low-taxed income	(2.60)	(3.39)	0.00
Federal tax return true-up	(3.81)	—	—
Other	0.61	0.07	0.18
Effective income tax rate	(14.45)%	3.33%	(7.67)%

The Company elected to account for the global intangible low-taxed income inclusion as a period cost.

The Company recorded a valuation allowance against its U.S., Germany, Belgium, Sweden, and Denmark net deferred tax assets as of December 31, 2024 realization of such assets is not more likely than not. Australia and Sweden were included as part of the valuation allowance as of December 31, 2023. The impact of indefinite lived deferred items was considered in recording such valuation allowance. The increase (decrease) in the Company’s valuation allowance was $3.5 million and $(6.5) million during the years ended December 31, 2024 and 2023, respectively.

The Company’s policy is to record any penalties or interest related to any unrecognized tax benefits as a component of the income tax provision. As of December 31, 2024, 2023, and 2022, the Company did not have any unrecognized tax benefits.

The Company makes U.S. Internal Revenue Code (IRC) Section 338 elections, to treat certain stock transactions as asset acquisitions. The Company makes such determination after a transaction has occurred and records preliminary anticipated ASC 740 impacts. Once finalized, any changes in anticipated treatment are accounted for upon filing of income tax returns and prior to relevant statutory deadlines (Note 8).

As of December 31, 2024, federal and state net operating loss carryforwards of approximately $45.3 million and $31.1 million, respectively, were available to offset future federal and state taxable income.

Federal net operating losses carry forward indefinitely while the Company’s state net operating loss carryforwards will begin to expire during various years, dependent on the jurisdiction.

The Company is subject to audit by federal and state tax authorities in the ordinary course of business. The Company’s federal income tax returns remain subject to examination for the 2021 taxable year through the current taxable year, except for certain prior taxable years with net operating loss carry forwards that will remain subject to examination until the expiration of the statute of limitations for the taxable years of utilization of such net operating losses. The Company files in multiple U.S. state jurisdictions which remain subject to examination for various years depending on such state jurisdiction. The Company is also subject to audit by tax authorities in Canada, Australia, Germany, Sweden, Belgium and Denmark for which returns are subject to examination for various years, dependent on the jurisdiction.

The Organization for Economic Co-operation and Development (OECD) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. Many aspects of Pillar Two became effective beginning in calendar year 2024 and other aspects will be effective beginning in calendar year 2025. While it is uncertain whether the U.S. will adopt Pillar Two, certain countries in which the Company operates have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. While the Company does not expect Pillar Two to have a material impact on its effective tax rate, the Company's analysis is ongoing as the OECD releases additional guidance and countries implement additional legislation.

The Inflation Reduction Act (IRA) was signed into law on August 16, 2022. Among other provisions, the IRA includes a 15% corporate minimum tax applied to large corporations, known as the “CAMT”. The CAMT does not impact the Company's Consolidated Financial Statements as of and for the years ended December 31, 2024 and 2023. The Company will continue to evaluate the impact of CAMT on future years.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating losses, interest deductions and payroll tax benefits. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the effects of the CARES Act have been incorporated into the income tax provision computation for the year ended December 31, 2020. These provisions did not have a material impact on the income tax provision. The Company deferred the employer side of social security payments for payroll paid for the portion of 2020 following enactment as permitted by the CARES Act. In total, the Company deferred approximately $5.0 million of 2020 payments to 2021 and 2022, of which $2.5 million was repaid in 2021 and the remaining amount was paid in 2022.

13. DEBT

Debt consisted of the following:

	December 31, 2024	December 31, 2023
Term loan facility	$189,218	$154,219
Revolving line of credit	25,191	—
Aircraft loan	9,272	10,344
Less deferred debt issuance costs	(997)	(1,379)
Total debt	$222,684	$163,184
Less current portion of long-term debt	(17,866)	(14,196)
Long-term debt, less current portion	$204,818	$148,988

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as discounted against the underlying debt instrument. These costs are amortized to interest expense over the terms of the underlying debt instruments. The amortization of deferred debt issuance cost to interest expense was $0.7 million, $0.5 million, and $0.5 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

2021 Credit Facility—On April 27, 2021, the Company entered into a new Senior Secured Credit Agreement providing for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving credit facility (2021 Credit Facility), and used a portion of the proceeds from the 2021 Credit Facility to repay all amounts outstanding under the prior credit facility. The revolving credit facility under the 2021 Credit Facility includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility will become due on April 27, 2026. The Company has the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving credit facility up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

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

Quarterly installment repayments for the year ended December 31, 2024 were $15.0 million and exclusive of a payment made in respect to the quarter ended December 31, 2022, the quarterly installment repayments for the year ended December 31, 2023, amounted to $9.8 million.

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

In February 2024, the Company partially exercised its option to request an increase in the aggregate commitments to provide an additional $100.0 million credit availability under the 2021 Credit Facility, comprised of an additional $50.0 million term loan (Additional Term Loan) and an additional $50.0 million in availability under the revolving credit facility.

The 2021 Credit Facility term loan and the revolving credit facility bear interest subject to the applicable spread based on the Company’s leverage ratio and SOFR plus 0.10% as follows:

Pricing Tier	Consolidated Leverage Ratio	Senior Credit Facilities SOFR Spread	Senior Credit Facilities Base Rate Spread	Commitment Fee	Letter of Credit Fee
1	≥ 3.75x to 1.0	2.50%	1.50%	0.25%	2.50%
2	< 3.75x to 1.0 but ≥ 3.25 to 1.0	2.25	1.25	0.23	2.25
3	<3.25x to 1.0 but ≥ 2.50 to 1.0	2.00	1.00	0.20	2.00
4	<2.50x to 1.0 but ≥ 1.75 to 1.0	1.75	0.75	0.15	1.75
5	<1.75x to 1.0	1.50	0.50	0.15	1.50

On May 30, 2023, the Company amended the interest rate swap transaction it entered into on January 27, 2022 (2022 Interest Rate Swap), to convert the floating component of the interest rate on $100.0 million of borrowings to 1-Month Term SOFR and a new coupon of 1.319% until January 27, 2025. Prior to the amendment, the floating component of the interest rate was subject to LIBOR and a coupon of 1.39%. The transition to SOFR did not materially impact the interest rate paid by the Company or change any material terms of the 2022 Interest Rate Swap.

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

The 2021 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2021 Credit Facility and modify the terms of its organizational documents. The 2021 Credit Facility also includes financial covenants which required the Company to remain below a maximum total net leverage ratio of 4.25 times until the fiscal quarter ended September 31, 2022, which stepped down to 4.00 times during the fiscal quarter ending December 31, 2022 through and including the fiscal quarter ending September 30, 2023 and then further stepping down to 3.75 times beginning with the fiscal quarter ending December 31, 2023, and a minimum fixed charge coverage ratio of 1.25 times. Following the acquisition of Epic in January 2024, the Company elected to exercise its option to temporarily increase the maximum permitted leverage ratio to 4.25 times for a period of four quarters. As of December 31, 2024, the Company’s consolidated total leverage ratio as reported on our corresponding bank compliance certificate, which was delivered under our 2025 Credit Facility, was 2.1 times, and the Company was in compliance with all covenants under the 2021 and 2025 Credit Facilities (Note 22). As of December 31, 2023, the Company's consolidated total leverage ratio was 1.9 times and the Company was in compliance with all covenants under the 2021 Credit Facility.

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

The weighted average interest rate on the 2021 Credit Facility for the years ended December 31, 2024 and 2023 was 7.2% and 6.7%, respectively, and after giving effect to the impact of the interest rate swaps, was 5.8%, and 4.1%, respectively.

The Company’s obligations under the 2021 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

In February 2025, the 2021 Credit Facility was replaced with a new five-year senior secured credit facility (Note 22).

Loan and Aircraft Security Agreement—On May 18, 2023, the Company entered into a Loan and Aircraft Security Agreement to finance $10.9 million of the purchase a new aircraft (Aircraft Loan). The Aircraft Loan must be repaid in 60 monthly consecutive installments and all outstanding amounts will become due on May 18, 2028. The Aircraft Loan bears interest subject to 1-Month Term SOFR and a coupon of 1.86%. The entire principal balance may be prepaid in full subject to a 3.0%, 2.0% and 1.0% prepayment fee if paid prior to the first, second and third anniversary of the loan, respectively. The aircraft serves as collateral security for the Aircraft Loan.

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

The following is a schedule of the aggregate annual maturities of long-term debt presented on the consolidated statement of financial position, gross of deferred debt issuance cost of $1.0 million, based on the terms of the 2021 Credit Facility and the Aircraft Loan:

	2021 Credit Facility
December 31,	Term Loan	Revolver	Aircraft Loan	Total
2025	$16,718		$1,148	$17,866
2026	172,500	25,191	1,230	198,921
2027	—	—	1,318	1,318
2028	—	—	5,576	5,576
Total	$189,218	$25,191	$9,272	$223,681

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	December 31, 2024	December 31, 2023
Interest rate swap(1)	$1,544	$3,461
Total Assets	$1,544	$3,461

Business acquisitions contingent consideration, current	$26,872	$3,592
Business acquisitions contingent consideration, long-term	$6,255	$2,448
Conversion option	$20,224	$19,017
Total Liabilities	$53,351	$25,057

(1) Included in other assets in the consolidated statement of financial position.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Total Liabilities
Balance as of December 31, 2021	$—	$—	$31,450	$4,350	$23,081	$58,881
Acquisitions	—	—	—	2,666	—	2,666
Changes in fair value included in earnings	6,046	6,046	500	(196)	2,650	2,954
Payment of contingent consideration payable	—	—	(30,515)	—	—	(30,515)
Reclass of long term to short term contingent liabilities	—	—	2,366	(2,366)	—	—
Balance as of December 31, 2022	$6,046	$6,046	$3,801	$4,454	$25,731	$33,986
Acquisitions	—	—	397	730	—	1,127
Changes in fair value included in earnings	(2,585)	(2,585)	(174)	(22)	(6,714)	(6,910)
Payment of contingent consideration payable	—	—	(3,146)	—	—	(3,146)
Reclass of long term to short term contingent liabilities	—	—	2,714	(2,714)	—	—
Balance as of December 31, 2023	$3,461	$3,461	$3,592	$2,448	$19,017	$25,057
Acquisitions	—	—	5,104	22,899		28,003
Changes in fair value included in earnings	(1,917)	(1,917)	1,879	(1,345)	1,207	1,741
Payment of contingent consideration payable	—	—	(1,450)	—	—	(1,450)
Reclass of long term to short term contingent liabilities	—	—	17,747	(17,747)	—	—
Balance as of December 31, 2024	$1,544	$1,544	$26,872	$6,255	$20,224	$53,351

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

Business Acquisitions Contingent Consideration—The fair values of the contingent consideration payables resulted from acquisitions, including Sensible, were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date. Prior to the second quarter of 2023, the fair value of the contingent consideration payable associated with the acquisition of Sensible was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. As of December 31, 2023, the Sensible earnout was expected to be achieved in full and therefore, the entire payable has been recorded. The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earn-out thresholds.

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

The unobservable input is the required rate of return on the Series A-2 Preferred Stock. The considerable quantifiable inputs in the valuation relate to the timing of conversions or redemptions.

15. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2034. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2029 (Note 7).

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

16. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. The Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full on July 30, 2020. Dividends on the Convertible and Redeemable Series A-2 Preferred Stock accrued through the date of the Company’s IPO on July 23, 2020, and were added to the principal balance outstanding as of that date. All dividends on the Convertible and Redeemable Series A-2 Preferred Stock after that date have been paid in cash. The Company paid dividends of $11.1 million during the year ended December 31, 2024 and $16.4 million during each of the years ended December 31, 2023 and 2022.

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

The Company may, at its option on any one or more dates, redeem all or a minimum portion (the lesser of (i) $25.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock and (ii) all of the Convertible and Redeemable Series A-2 Preferred Stock then outstanding) of the outstanding Convertible and Redeemable Series A-2 Preferred Stock in cash. In January 2024, the Company redeemed $60.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock in cash. The principal balance outstanding as of December 31, 2024, was $122.2 million or 11,667 shares..

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of December 31, 2024, the Company has determined that a change of control is not probable. Additionally, as of December 31, 2024, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of December 31, 2024, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary.

The Convertible and Redeemable Series A-2 Preferred Stock contains a conversion option of the preferred shares to shares of common stock beginning in April 2024. As of December 31, 2024 and 2023, this conversion embedded feature had a net fair value of $20.2 million and $19.0 million, respectively. The change in net fair value of $1.2 million, $6.7 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, was recorded to other income (expense).

In January 2025, the Company received a notice of conversion from the holder of the Series A-2 Preferred Stock (Note 22).

17. STOCKHOLDERS’ EQUITY

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of December 31, 2024 and 2023.

Follow-on Offering—On April 22, 2024, the Company issued an aggregate of 3,450,000 shares of common stock in an underwritten public offering, inclusive of the shares of common stock issued in connection with the underwriters exercise in full of their option to purchase additional shares of common stock. The Company sold the shares to the underwriters at the public offering price of $37.15 per share, less underwriting discounts and commissions of $1.67175 per share, resulting in net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company of $121.8 million.

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended and Restated 2017 Stock Incentive Plan (2017 Plan) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (2013 Plan) (collectively, the Plans).

As of December 31, 2024, there was $69.1 million of total unrecognized stock compensation expense related to unvested options and restricted stock granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average 2.2 year period. The following number of shares were authorized to be issued and available for grant as of:

	December 31, 2024
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	7,538,276	2,036,219	9,574,495
Shares available for grant(1)	1,683,352	—	1,683,352

	December 31, 2023
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	6,330,713	2,036,219	8,366,932
Shares available for grant(1)	662,662	—	662,662

	December 31, 2022
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	5,140,112	2,037,019	7,177,131
Shares available for grant(1)	367,243	—	367,243

(1) In January 2024, January 2023 and January 2022 the Board of Directors ratified the addition of 1,207,563, 1,189,801 and 1,185,112 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. Shares available for grant as of December 31, 2022 and 2023 excluded awards of stock appreciation rights approved in December 2021 that were subject to vesting based on the achievement of certain market conditions, which had not yet been achieved when these awards were cancelled, effective as of December 31, 2024. See “Stock Appreciation Rights” below for additional information on stock appreciation rights. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards.

Total stock compensation expense for the Plans was as follows:

	Year Ended December 31, 2024
	Options	RSUs	SARs	Total
Cost of revenue	$1,223	$3,578	$—	$4,801
Selling, general and administrative expense	2,571	30,088	27,205	59,864
Total	$3,794	$33,666	$27,205	$64,665

	Year Ended December 31, 2023
	Options	RSUs	SARs	Total
Cost of revenue	$1,685	$1,661	$—	$3,346
Selling, general and administrative expense	4,885	29,851	9,185	43,921
Total	$6,570	$31,512	$9,185	$47,267

	Year Ended December 31, 2022
	Options	RSUs	SARs	Total
Cost of revenue	$1,507	$—	$—	$1,507
Selling, general and administrative expense	8,531	23,972	9,280	41,783
Total	$10,038	$23,972	$9,280	$43,290

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units—The Company issues restricted stock awards (RSAs) to certain 2017 Plan participants as Director’s compensation. There were 23,961, 17,346 and 10,920 RSAs granted during the years ended December 31, 2024, 2023 and 2022 respectively. These RSAs vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

During 2023 and 2022, the Board of Directors approved the grant of RSUs under certain supplemental incentive plans (SI Plans). There were 0, 370,349 and 95,404 RSUs issued under these SI Plans during the years ended December 31, 2024, 2023 and 2022, respectively. There were 237,634 RSUs issued during 2023 that vested 1/3 on the date of grant, and will vest 1/3 on the one-year anniversary of the grant, and 1/3 on the two-year anniversary of the grant, subject to continued service through each such date. The remaining RSUs vest annually over a 4-year period from the date of grant, subject to continued service through each such date.

During 2021, the Board of Directors approved the grant of 1,671,391 restricted stock units (RSUs) to certain executives and selected employees of the Company under the 2017 Plan. These RSUs represent the right to receive one share of the Company’s common stock upon vesting. These incentives were designed to (i) retain selected employees of the Company for a minimum of 5 years, (ii) reward selected employees for the Company’s significant outperformance and stockholder value creation in 2021, and (iii) provide incentives to selected employees of the Company to accelerate value creation for stockholders and other stakeholders over the next five-year period. With respect to 1,355,182 RSUs, 50.0% will vest on each of the 4th and 5th anniversaries of the date of grant, subject to continued service through each such date. With respect to the remaining 316,209 RSUs (The Performance-Vested RSUs), 50.0% will vest on each of the 4th and 5th anniversaries of the date of grant, subject to continued service through each such date and further subject to Company achieving $90.0 million in adjusted EBITDA (as reported) for any trailing twelve-month period from and after December 31, 2022. If the Performance Criteria is not met prior to the 4th anniversary of the date of grant, none of the Performance-Vested RSUs will vest at such time, and if the Performance Criteria is subsequently met prior to the 5th anniversary of the date of grant, all of the Performance-Vested RSUs will vest at such time, subject to continued service through such date. If the Performance Criteria is not met by the 5th anniversary of the date of grant, all of the Performance-Vested RSUs will be forfeited.

During 2021, the Board of Directors approved and reserved for future issuance an aggregate of 135,517 RSUs (Future RSU Pool) to be granted under the 2017 Plan to certain of its executives and selected employees. Final determination and allocation of the awards under the Future RSU Pool may be determined on December 16, 2025 based on individual performance and continued service through such date. Any RSUs granted under the Future RSU Pool will vest on December 16, 2026, subject to continued service through such date.

RSA and RSU activity was as follows:

	Year Ended December 31, 2024
	2024		2023		2022
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Beginning outstanding shares	2,468,722		1,777,715		1,696,923
Granted	359,749	$39.75	793,133	$34.33	106,324	$46.82
Forfeited/ cancelled	(56,921)	$37.32	(11,311)	$32.13	—	$—
Vested	(154,491)	$36.82	(90,815)	$36.77	(25,532)	$31.27
Ending outstanding shares	2,617,059		2,468,722		1,777,715

There were no forfeitures of RSAs or RSUs during the year ended December 31, 2022.

There were an aggregate of 3,148,847, 2,846,019, and 2,064,197, shares underlying outstanding RSA and RSU awards as of December 31, 2024, 2023, and 2022, respectively.

Stock Appreciation Rights— During the year ended December 31, 2021, the Board of Directors approved the grant of 3,000,000 units of stock appreciation rights (SARs) to certain executives and selected employees under the 2017 Plan. These SARs represented the right to receive, upon exercise, a payment equal to the excess of (a) the fair market value of one share of the Company’s common stock, over (b) an exercise price of $66.79, payable, at the Company’s election, in cash or shares of common stock. These SARs were scheduled to vest on the 5th anniversary of the date of grant based on achievement of performance hurdles over a five year period, subject to continued service on the vesting date. The performance hurdles were to be deemed achieved if the average trading price per share of the Company’s common stock equaled or exceeded the following stock prices:

SARs Stock Price Performance Hurdle	Portion of SARs Subject to Performance Hurdle
$133.58	1/3
$166.98	1/3
$200.37	1/3

The performance hurdles were to be deemed achieved if the average trading price per share of the Company’s common stock equaled or exceeded the applicable stock price performance hurdle set forth above for the trading days falling in a consecutive 20-day period prior to the vesting date.

The fair value of these SARs at the grant date was $46.0 million, which was amortized on a straight-line basis over a five-year period.

Effective December 31, 2024, the Board of Directors approved the cancellation (SAR Cancellation) of the outstanding and unvested SARs previously granted on December 16, 2021, to the Company’s named executive officers, as well as certain other executives, and the applicable individuals each agreed to such SAR Cancellation. The SAR Cancellation was voluntary on the part of the named executive officers and other holders and was not in exchange for any other equity or cash-based compensation awards or payments. None of the market conditions had been achieved as of the date of cancellation. Upon cancellation, the remaining unamortized value of the SARs of $18.0 million was expensed within selling, general, and administrative expense.

Options—Options issued to all optionees under the 2017 Plan vest over 4-years from the date of issuance (or earlier vesting start date, as determined by the Board of Directors) as follows: one half on the second anniversary of date of grant and the remaining half on the fourth anniversary of the date of grant, with the exception of certain annual grants to certain executive officers, which vest annually over a 3-year and 1-year period. The following summarizes the options activity of the 2017 Plan for the years ended December 31, 2024, 2023 and 2022:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2021	2,036,729	$26.00	$14.00	8.3	$91,030
Granted	698,534	43.74	16.34	—	—
Forfeited/ cancelled	(96,211)	32.19	—	—	—
Expired	—	—	—	—	—
Exercised	(59,486)	23.27	—	—	1,398
Outstanding as of December 31, 2022	2,579,566	$31.00	$15.00	7.8	$37,295
Granted	253,980	32.41	13.98	—	—
Forfeited/ cancelled	(134,170)	36.01	—	—	—
Expired	(6,450)	32.03	—	—	—
Exercised	(176,654)	24.12	—	—	3,726
Outstanding as of December 31, 2023	2,516,272	$30.92	$15.95	7.0	$13,825
Forfeited/ cancelled	(78,130)	38.57	—	—	—
Expired	(37,825)	41.90	—	—	—
Exercised	(55,110)	25.48	—	—	776
Outstanding as of December 31, 2024	2,345,207	$30.62	$16.32	6.0	$776
Exercisable as of December 31, 2024	1,966,557	$28.87		5.7	$2,188

The following weighted-average assumptions were used in the Black-Scholes option-pricing model calculation for the prior years. There were no stock options granted in 2024.

	December 31, 2023	December 31, 2022
Common stock value (per share)	$32.41	$43.74
Expected volatility	33.55%	33.44%
Risk-free interest rate	3.77%	2.03%
Expected life (years)	7.00	6.98
Forfeiture rate	None	None
Dividend rate	None	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan for the years ended December 31, 2024, 2023 and 2022:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2021	897,674	$6.00	$2.00	4.4	$57,529
Granted	—	—	—	—	—
Forfeited/ cancelled	—	—	—	—	—
Expired	(125)	6.03	—	—	—
Exercised	(41,854)	6.19	—	—	1,626
Outstanding as of December 31, 2022	855,695	$6.00	$2.10	3.3	$32,478
Expired	(800)	6.03	—	—	—
Exercised	(62,704)	6.82	—	—	1,950
Outstanding as of December 31, 2023	792,191	$6.40	$2.16	2.4	$20,380
Forfeited/ cancelled	—	—	—	—	—
Expired	—	—	—	—	—
Exercised	(111,302)	5.87	—	—	3,042
Outstanding as of December 31, 2024	680,889	$6.49	$2.51	1.5	$8,211
Exercisable as of December 31, 2024	680,889	$6.49		1.5	$8,211

Total shares outstanding from exercised options were 1,716,200 shares, 1,549,788 shares and 1,310,430 shares as of December 31, 2024, 2023 and 2022.

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	December 31,
	2024	2023	2022
Montrose 2013 Stock Incentive Plan	680,889	792,191	855,695
Montrose 2017 Stock Incentive Plan(1)	6,645,618	8,647,656	7,724,524
	7,326,507	9,439,847	8,580,219

(1) In January 2024, January 2023 and January 2022 the Board of Directors ratified the addition of 1,207,563, 1,189,801 and 1,185,112 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. Shares reserved for future issuance as of December 31, 2022 and 2023 includes awards of SARs approved in December 2021 that were subject to vesting based on the achievement of certain market conditions, which had not yet been achieved when these awards were cancelled, effective as of December 31, 2024. See “Stock Appreciation Rights” above for additional information on stock appreciation rights. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards.

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of RSAs, RSUs, SARs and shares of common stock underlying stock options outstanding under the Plans to purchase common stock. During the years ended December 31, 2024, 2023, and 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year Ended December 31,
	2024	2023	2022
Net loss	$(62,314)	$(30,859)	$(31,819)
Convertible and redeemable Series A-2 Preferred Stock dividend	(11,064)	(16,400)	(16,400)
Net loss attributable to common stockholders – basic and diluted	(73,378)	(47,259)	(48,219)
Weighted-average number of shares of common stock outstanding – basic and diluted	33,061	30,058	29,688
Net loss per share attributable to common stockholders – basic and diluted	$(2.22)	$(1.57)	$(1.62)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31:

	December 31,
	2024(1)	2023(1)	2022(1)
Stock options	3,026,096	3,308,463	3,435,261
Restricted stock	2,617,059	2,468,722	1,777,715
Series A-2 Preferred Stock	4,293,793	5,952,609	4,983,282
SARs(2)	—	3,000,000	3,000,000

(1)
Includes 2,374,716, 7,660,169 and 6,886,942 shares underlying equity awards that were out of the money as of December 31, 2024, 2023 and 2022, respectively.
(2)
Effective December 31, 2024, the Board of Directors approved the SAR Cancellation (Note 17).

19. SEGMENT INFORMATION AND GEOGRAPHIC LOCATION INFORMATION

The Company has six operating units that aggregate into three reportable segments: Assessment, Permitting and Response, Measurement and Analysis, and Remediation and Reuse. These segments are monitored separately by management for performance against budget and prior year and are consistent with internal financial reporting. The Company’s operating segments are organized based upon primary services provided, the nature of the production process, types of customers, methods used to distribute the products, and the nature of the regulatory environment. Refer to Note 1 for description of each reportable segments.

Our Chief Executive Officer, who serves as the CODM, reviews Segment Adjusted EBITDA in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of Company resources depending on the needs of each segment and the availability of resources. Segment Adjusted EBITDA is the calculated Company’s Earnings before Interest, Tax, Depreciation and Amortization (EBITDA), adjusted to exclude certain transactions such as stock-based compensation, acquisition costs, and fair value changes in financial instruments, amongst others. Beginning in the first quarter of 2023, the calculation of Segment adjusted EBITDA no longer adjusts for start-up losses and investment in new services as the CODM no longer reviews the Segment Adjusted EBITDA measure without these costs. The CODM does not review segment assets as a measure of segment performance.

Corporate and Other includes costs associated with general corporate overhead (including executive, legal, finance, safety, human resources, marketing and IT related costs) that are not directly related to supporting operations. Overhead costs that are directly related to supporting operations (such as insurance, software, licenses, shared services and payroll processing costs) are allocated to the operating segments on a basis that reasonably approximates an estimate of the use of these services, and are included in Segment Expenses in the table below.

Segment revenues, Segment Expenses and Segment Adjusted EBITDA were as follows:

	Year Ended December 31,
	2024			2023			2022
	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA(2)
Assessment, Permitting and Response	$214,850	$166,830	$48,020	$220,727	$168,579	$52,148	$187,234	$149,776	$37,458
Measurement and Analysis (1)	224,366	173,845	50,521	197,095	159,878	37,217	172,432	140,844	31,588
Remediation and Reuse	257,179	218,840	38,339	206,386	179,299	27,087	184,750	154,134	30,616
Total Reportable Segments	$696,395		$136,880	$624,208		$116,452	$544,416		$99,662
(1)
Includes revenue of zero, $8.8 million and $17.0 million and Adjusted EBITDA of zero, $2.1 million and $6.4 million from the Discontinued Specialty Lab for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)
Includes the add back of start-up losses and investment in new services of $2.3 million.

Presented below is a reconciliation of the Company’s segment measure to net loss for the years ended December 31:

	For the Year Ended December 31,
	2024		2023		2022
Total Reportable Segments	$136,880		$116,452		$99,662
Corporate and Other	(41,092)		(37,876)		(31,212)
Interest expense, net	(15,862)		(7,793)		(5,239)
Depreciation and amortization	(52,762)		(45,780)		(47,479)
Stock-based compensation	(64,665)		(47,267)		(43,290)
Start-up losses and investment in new services	—		—		(2,277)
Acquisition costs	(7,827)		(6,930)		(1,891)
Fair value changes in financial instruments	(3,124)		4,129		3,396
Fair value changes in business acquisition contingencies	(534)		(84)		3,227
Expenses related to financing transactions	(317)		(35)		(7)
Discontinued Specialty Lab(1)	(692)		(6,112)		—
Other losses or expenses	(4,323)	(2)	(543)	(3)	(4,459)	(4)
Loss before expense from income taxes	$(54,318)		$(31,839)		$(29,569)

(1)
Amounts consist of operating losses before depreciation related to the Discontinued Specialty Lab.
(2)
Amounts are primarily comprised of non-recurring costs to centralize certain back-office functions, lease abandonment costs, and third party expenses associated with the independent review and analysis of assertions in a short seller report regarding the Company.
(3)
Amounts are comprised of expenses related to an aircraft accident, net of insurance gain, as well as a gain on the surrender of a lease.
(4)
Amounts include costs associated with the exiting of the legacy water treatment and renewable energy operations and maintenance contracts and the Company's start-up lab in Berkeley, California, as well as an impairment charge for certain operating lease right-of-use assets and severance costs related to the restructuring within the Company’s soil remediation business.

The following table presents revenues by geographic location:

	For the Year Ended December 31,
	2024	2023	2022
United States	$550,323	$539,578	$523,189
Canada	115,918	72,608	12,002
Other international	30,154	12,022	9,225
Total revenue	$696,395	$624,208	$544,416

The following table presents long-lived assets by geographic location:

	For the Year Ended December 31,
	2024	2023
United States	$57,730	$50,686
Canada	5,070	4,665
Other international	976	1,474
Total property and equipment—net	$63,776	$56,825

20. RELATED-PARTY TRANSACTIONS

The Company did not have any material related party transactions during the years ended December 31, 2024, 2023 and 2022.

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (401(k) Savings Plan). As of December 31, 2024, 2023, and 2022, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provides employer matching contributions equal to 100% of the participant’s elective deferrals that do not exceed 3% of the participant’s compensation and 50% of the participant’s elective deferrals that exceed 3% but do not exceed 5% of the participant’s compensation. Employer contributions for years ended December 31, 2024, 2023, and 2022 were $9.1 million, $7.9 million and $5.7 million, respectively, and are included within selling, general, and administrative expense on the consolidated statements of operations.

22. SUBSEQUENT EVENTS

On January 13, 2025, the Company received a notice of conversion from the holder of the Series A-2 Preferred Stock in respect of $60.0 million in stated value of the Series A-2 Preferred Stock. The Certificate of Designation governing the Series A-2 Preferred Stock permits the Company to redeem for cash any shares of A-2 Preferred Stock submitted for conversion. The Company intends to redeem for cash the shares of Series A-2 Preferred Stock noticed for conversion in lieu of issuing any shares of Company common stock upon the conversion thereof.

On February 26, 2025, the Company entered into a new Senior Secured Credit Agreement providing for a $500.0 million credit facility comprised of a $200.0 million term loan and a $300.0 million revolving credit facility that matures on February 26, 2030 (2025 Credit Facility). Terms of the 2025 Credit Facility are similar to the 2021 Credit Facility and include:

•
Resetting the initial permitted leverage ratio to 4.0 times, stepping down to 3.75 times on March 31, 2026;
•
The removal of the 10 basis point credit spread adjustment related to SOFR;
•
An increase to the maximum aggregate incremental commitment under the accordion feature from $150.0 million to $200.0 million;
•
Permitting certain restricted payments, including common stock repurchases, subject to a maximum pro-forma leverage ratio of 3.0 times, a minimum pro-forma fixed charge coverage ratio of 1.25 times and no event of default; and
•
Excluding contingent earnout payments from the definition of indebtedness until earnouts are due and payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As permitted by guidelines established by the SEC for newly acquired businesses, we excluded EPIC and Paragon, businesses we acquired in 2024 (Excluded Acquisitions), from the scope of management's report on internal control over financial reporting for the year ended December 31, 2024. The Excluded Acquisitions comprised approximately 6.1% of our consolidated total assets as of December 31, 2024, and approximately 3.7% of our consolidated revenues for the year then ended. We are in the process of integrating these businesses into our overall internal control over financial reporting and plan to include them in our scope for the year ended December 31, 2025. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to our audited consolidated financial statements and the related notes thereto included in Item 8. “Financial Statements and Supplementary Data” for additional information regarding the Excluded Acquisitions.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our system of internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can provide only reasonable, but not absolute, assurance that the objectives of the system of internal control are met. Further, we have not integrated the Excluded Acquisitions into our control systems. The design of our control system reflects the fact that there are resource constraints, and that the benefits of such control system must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control failures and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the intentional acts of individuals, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part on certain assumptions about the likelihood of future events, and there can be no assurance that the design of any particular control will always succeed in achieving its objective under all potential future conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Montrose Environmental Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Montrose Environmental Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Epic Environmental Pty LTD (“EPIC”), which was acquired on January 31, 2024, and Paragon Soil and Environmental Consulting Inc. (“Paragon”) which was acquired May 31, 2024, and whose financial statements constitute approximately 6.1% of total assets and approximately 3.7% of revenues of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting over EPIC and Paragon.

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

/s/ Deloitte & Touche LLP

Costa Mesa, California

March 3, 2025

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below and as set forth under “Information About Our Executive Officers” in Item 1. “Business” the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024. This information will appear in the proxy statement under the headings “The Board of Directors– Class I Director Nominees,” “The Board of Directors– Continuing Directors,” “Other Matters – Delinquent Section 16(a) Reports,” "Corporate Governance – Insider Trading Policy," and “Corporate Governance – Committees of the Board of Directors.”

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

Item 11. Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024. This information will appear in the proxy statement under the headings “Compensation Committee Matters” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024. This information will appear in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2024, with respect to the Company’s existing equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Option and Rights (column (a))		Weighted-Average Exercise Price of Outstanding Options, and Rights (column (b))	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (column (c))
Equity compensation plans approved by security holders (1)	3,026,096	(2)	$25.19	778,108	(3)

(1)
Includes the Company’s 2013 Amended and Restated Stock Option Plan and the Company’s 2017 Amended and Restated Stock Incentive Plan.
(2)
Excludes unvested restricted stock issued under the Company’s 2017 Amended and Restated Stock Incentive Plan.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024. This information will appear in the proxy statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence.”

Item 14. Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024. This information will appear in the proxy statement under the heading “Audit Committee Matters.”

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

3.1	Amended and Restated Certificate of Incorporation. (b)

3.2	Amendment to Amended and Restated Certificate of Incorporation. (k)

3.3	Certificate of Designation of Cumulative Series A-2 Preferred Stock. (a)

3.4	Amended and Restated Bylaws. (k)

4.1

Third Amended and Restated Investor Rights Agreement dated April 13, 2020 by and among Montrose Environmental Group, Inc., OCM Montrose Holdings, L.P., OCM Montrose II Holdings, L.P. and the common stockholders party thereto. (a)

4.2*	Description of Registrant’s Securities.

10.1#	Form of Indemnification Agreement entered into with Directors and Executive Officers. (a)

10.2

Credit Agreement, dated April 27, 2021 among Montrose Environmental Group, Inc., Montrose Environmental Group Ltd., the Guarantors (defined therein), each financial institution from time to time party thereto, Bank of the West, as Administrative Agent, Swing Line Lender, L/C Issuer, Sole Bookrunner and Joint Lead Arranger, and Capital One, National Association and BOFA Securities, Inc., each as Joint Lead Arranger. (e)

10.3

First Amendment to Credit Agreement, dated August 30, 2022, by and among Montrose Environmental Group, Inc., Montrose Environmental Group Ltd., the other Loan Parties thereto, the Lenders party thereto, and Bank of the West, as Administrative Agent (g).

10.4#	Offer Letter by and between Montrose Environmental Group, Inc. and Vijay Manthripragada, dated July 13, 2015. (a)

10.5#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Vijay Manthripragada, dated June 23, 2016. (a)

10.6#	Offer Letter by and between Montrose Environmental Group, Inc. and Allan Dicks, dated August 8, 2016.(a)

10.7#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Allan Dicks, dated August 8, 2016. (a)

10.8#	Offer Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated October 14, 2014. (a)

10.9#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated June 23, 2016. (a)

10.10#	Amendment to the Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated September 14, 2017. (a)

10.11#	Offer Letter by and between Montrose Environmental Group, Inc. and Joshua M. LeMaire, dated July 2, 2015. (a)

10.12#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Joshua M. LeMaire, dated June 23, 2016. (a)

10.13#	Offer Letter by and between Montrose Environmental Group, Inc. and Jose M. Revuelta, dated March 4, 2014. (a)

10.14#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Jose M. Revuelta, dated June 23, 2016. (a)

10.15#	Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan.(a)

10.16#	Amendment No. 1 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.17#	Amendment No. 2 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.18#	Amendment No. 3 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.19#	Amendment No. 4 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.20#	Amendment No. 5 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.21#	Amendment No. 6 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.22#	Amendment No. 7 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.23#	Amendment No. 8 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.24#	Form of Option Award Agreement under the Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.25#	Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (b)

10.26#	Form of Grant Notice and Standard Terms and Conditions for Stock Options under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (a)

10.27#	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (a)

10.28#	Form of Confidential Information, Non-Solicitation and Non-Compete Agreement (California). (a)

10.29#	Form of Confidential Information, Non-Solicitation and Non-Compete Agreement (Ohio). (a)

10.30#*	Montrose Environmental Group, Inc. Amended and Restated Executive Severance Policy.

10.31#	Form of Grant Notice and Standard Terms and Conditions for Performance-Based Stock Appreciation Rights under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan.(f)

10.32#	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (f)

10.33

Second Amendment to Credit Agreement, dated as of May 26, 2023, by and among Montrose Environmental Group, Inc., the Lenders party thereto, and BMO Harris Bank, N.A., as successor in interest to Bank of the West, as Administrative Agent. (h)

10.34

Third Amendment to Credit Agreement and Lender Joinder Agreement, dated January 2, 2024, among Montrose Environmental Group, Inc., Montrose Environmental Group Ltd., the Guarantors (defined therein) party thereto, each financial institution party thereto, and BMO N.A. and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer. (j)

10.35

Fourth Amendment to Credit Agreement and Lender Joinder Agreement, dated February 14, 2024, among Montrose Environmental Group, Inc., Montrose Environmental Group Ltd., the Guarantors (defined therein) party thereto, each financial institution thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer. (i)

10.36#	Form of SAR Cancellation Agreement. (l)

10.37*

Amended and Restated Credit Agreement, dated February 26, 2025, among Montrose Environmental Group Inc., Montrose Environmental Group Ltd., the Guarantors (defined therein) party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the Lenders (defined therein) party hereto, BOFA Securities, Inc., as Sole Bookrunner and Joint Lead Arranger, Capital One National Association, JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as Joint Lead Arrangers, and Capital One National Association, JPMorgan Chase Bank N.A., and U.S. Bank National Association, as co-Syndication Agents.

19.1*	Insider Trading Policy.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (j)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkage Documents

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2024 is formatted in Inline XBRL (included as Exhibit 101)

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
(h)
Previously filed on August 9, 2023 as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023. and incorporated herein by reference.
(i)
Previously filed on February 20, 2024 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(j)
Previously filed on February 29, 2024 as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference.
(k)
Previously filed on May 14, 2024 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(l)
Previously filed on January 6, 2025 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montrose Environmental Group, Inc.

Date: March 3, 2025	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Vijay Manthripragada	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
Vijay Manthripragada

/s/ Allan Dicks	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	March 3, 2025
Allan Dicks

/s/ J. Miguel Fernandez de Castro	Director	March 3, 2025
J. Miguel Fernandez de Castro

/s/ Vincent Colman	Director	March 3, 2025
Vincent Colman

/s/ Peter M. Graham	Director	March 3, 2025
Peter M. Graham

/s/ Robin Newmark	Director	March 3, 2025
Robin Newmark

/s/ Richard E. Perlman	Chairman of the Board; Director	March 3, 2025
Richard E. Perlman

/s/ J. Thomas Presby	Director	March 3, 2025
J. Thomas Presby

/s/ James K. Price	Director	March 3, 2025
James K. Price
/s/ Janet Risi Field	Director	March 3, 2025
Janet Risi Field