Form 10-Q
period 2025-03-31
Montrose Environmental Group, Inc.
filed 2025-05-08
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 34,216,241 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash, cash equivalents and restricted cash	$30,276	$12,935
Accounts receivable, net	139,683	158,883
Contract assets	60,745	52,091
Prepaid and other current assets	18,690	14,090
Total current assets	249,394	237,999
Non-current assets
Property and equipment, net	60,520	63,776
Operating lease right-of-use asset, net	39,046	39,755
Finance lease right-of-use asset, net	21,405	19,643
Goodwill	468,351	467,789
Other intangible assets, net	146,898	152,756
Other assets	6,547	8,635
Total assets	$992,161	$990,353
Liabilities, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$58,313	$63,704
Accrued payroll and benefits	25,611	34,248
Business acquisitions contingent consideration, current	15,052	26,872
Current portion of operating lease liabilities	11,525	11,345
Current portion of finance lease liabilities	5,109	4,627
Current portion of long-term debt	6,168	17,866
Total current liabilities	121,778	158,662
Non-current liabilities
Business acquisitions contingent consideration, long-term	11,648	6,255
Other non-current liabilities	6,884	5,550
Deferred tax liabilities, net	16,405	13,312
Conversion option related to Series A-2 Preferred Stock	20,532	20,224
Operating lease liability, net of current portion	30,029	30,880
Finance lease liability, net of current portion	12,196	11,460
Long-term debt, net of deferred financing fees	235,617	204,818
Total liabilities	$455,089	$451,161
Commitments and contingencies
Convertible and redeemable Series A-2 Preferred Stock $0.0001 par value:
Authorized, issued and outstanding shares: 11,667 at March 31, 2025 and December 31, 2024; aggregate liquidation preference of $122.2 million March 31, 2025 and December 31, 2024	92,928	92,928
Stockholders’ equity:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at March 31, 2025 and December 31, 2024; issued and outstanding shares: 35,107,586 and 34,309,788 at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	738,659	721,067
Accumulated deficit	(292,029)	(272,670)
Accumulated other comprehensive loss	(2,486)	(2,133)
Total stockholders’ equity	444,144	446,264
Total liabilities, convertible and redeemable Series A-2 Preferred Stock and Stockholders’ Equity	$992,161	$990,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three months ended March 31,
	2025	2024
Revenues	$177,834	$155,325
Cost of revenues (exclusive of depreciation and amortization shown below)	108,406	96,557
Selling, general and administrative expense	66,232	57,074
Fair value changes in business acquisition contingencies	477	106
Depreciation and amortization	13,294	11,653
Loss from operations	(10,575)	(10,065)
Other income (expense), net	(848)	507
Interest expense, net	(5,065)	(3,306)
Total other income (expense), net	(5,913)	(2,799)
Loss before expense from income taxes	(16,488)	(12,864)
Income tax expense	2,871	493
Net loss	$(19,359)	$(13,357)

Equity adjustment from foreign currency translation	(353)	(35)
Comprehensive loss	(19,712)	(13,392)
Convertible and redeemable Series A-2 Preferred Stock dividend	(2,750)	(2,814)
Net loss attributable to common stockholders	(22,109)	(16,171)
Weighted average common shares outstanding— basic and diluted	34,502	30,381
Net loss per share attributable to common stockholders— basic and diluted	$(0.64)	$(0.53)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	17,500	$152,928	30,190,231	$—	$531,831	$(210,356)	$(223)	$321,252
Net loss	—	—	—	—	—	(13,357)	—	(13,357)
Stock-based compensation	—	—	—	—	11,272	—	—	11,272
Redemption of Series A-2 Preferred Stock	(5,833)	(60,000)	—	—	—	—	—	—
Dividend payment to the Series A-2 Preferred shareholders	—	—	—	—	(2,814)	—	—	(2,814)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	171,647	—	487	—	—	487
Acquisitions consideration paid in common stock	—	—	220,734	—	6,580	—	—	6,580
Acquisitions contingent consideration paid in common stock	—	—	35,250	—	1,087	—	—	1,087
Accumulated other comprehensive loss	—	—	—	—		—	(35)	(35)
Balance at March 31, 2024	11,667	$92,928	30,617,862	$—	$548,443	$(223,713)	$(258)	$324,472
Balance at December 31, 2024	11,667	$92,928	34,309,778	$—	$721,067	$(272,670)	$(2,133)	446,264
Net loss	—	—	—	—	—	(19,359)	—	(19,359)
Stock-based compensation	—	—	—	—	13,723	—	—	13,723
Dividend payment to the Series A-2 Preferred shareholders	—	—	—	—	(2,750)	—	—	(2,750)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	473,974	—	61	—	—	61
Acquisitions contingent consideration paid in common stock	—	—	323,834	—	6,558	—	—	6,558
Accumulated other comprehensive loss	—	—	—	—	—	—	(353)	(353)
Balance at March 31, 2025	11,667	$92,928	35,107,586	$—	$738,659	$(292,029)	$(2,486)	$444,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(19,359)	$(13,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision (recovery) for credit loss	407	(886)
Depreciation and amortization	13,294	11,653
Non-cash leases expense	3,085	2,625
Stock-based compensation expense	13,723	11,272
Fair value changes in financial instruments	308	(297)
Write off of deferred financing costs	908	—
Deferred income taxes	4,174	(414)
Other operating activities, net	1,354	15
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	10,358	(9,093)
Prepaid expenses and other current assets	(5,473)	(2,538)
Accounts payable and other accrued liabilities	(5,637)	(7,824)
Accrued payroll and benefits	(8,622)	(10,000)
Change in operating leases	(3,016)	(3,177)
Net cash provided by (used in) operating activities	$5,504	$(22,021)
Investing activities:
Purchases of property and equipment and software development costs	(3,154)	(7,279)
Purchase price true ups	(562)	320
Proceeds from other activities	11	40
Cash paid for acquisitions, net of cash acquired	—	(58,119)
Net cash used in investing activities	$(3,705)	$(65,038)
Financing activities:
Proceeds from revolving line of credit	106,945	166,995
Repayment of the revolving line of credit	(97,246)	(78,799)
Repayment of aircraft loan	(280)	(261)
Proceeds from term loan	200,000	50,000
Repayment of term loan	(189,219)	(3,281)
Payment of contingent consideration and other purchase price true ups	(297)	(363)
Repayment of finance leases	(1,563)	(1,083)
Payments of deferred financing costs	(2,189)	(348)
Proceeds from issuance of common stock for exercised stock options	61	487
Proceeds from CTEH building financing	2,500	—
Dividend payment to the Series A-2 stockholders	(2,750)	—
Repayment to the Series A-2 stockholders	—	(60,000)
Net cash provided by financing activities	$15,962	$73,347
Change in cash, cash equivalents and restricted cash	17,761	(13,712)
Foreign exchange impact on cash balance	(420)	(42)
Cash, cash equivalents and restricted cash:
Beginning of year	12,935	23,240
End of period	$30,276	$9,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Three Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flows information:
Cash paid for interest	$3,874	$3,098
Cash paid for income tax	$930	$292
Supplemental disclosures of non-cash investing and financing activities:
Accrued purchases of property and equipment	$156	$163
Property and equipment purchased under finance leases	$2,779	$2,058
Common stock issued to acquire new businesses	$—	$6,580
Acquisitions unpaid contingent consideration	$26,700	$40,461
Acquisitions contingent consideration paid in common stock	$6,558	$1,087
Accrued dividend payment	$—	$2,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Montrose Environmental Group, Inc. (Montrose or the Company) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 120 offices across the United States, Canada, Australia and Europe and approximately 3,400 employees as of March 31, 2025.

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All intercompany transactions, accounts and profits, have been eliminated in the unaudited condensed consolidated financial statements.

Within the unaudited condensed consolidated financial statements certain amounts in the prior period have been reclassified to conform with current period presentation. The Company reclassified $0.1 million of fair value changes in business acquisition and ($0.1) million of other to other operating activities, net in the condensed consolidated statements of cash flows for the three months ended March 31, 2024. The Company disaggregated 427,631 shares or $8.2 million of common stock issued for the quarter ended March 31, 2024 to separate line items on the condensed consolidated statements of convertible and redeemable Series A-2 Preferred Stock and stockholders’ equity. These changes had no effect on the Company's financial position, results of operations or cash provided by operating activities.

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2023-09 —In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company's fiscal year beginning after December 15, 2024 and allows the use of a prospective or retrospective approach. The Company is finalizing the impacts of the ASU, and expects to incorporate it within the Company's footnote disclosures in its Annual Report on Form 10-K and does not expect the adoption will have a material impact on its consolidated financial statements.

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

3. REVENUES AND ACCOUNTS RECEIVABLE

The Company’s main revenue sources derive from the following revenue streams:

Assessment, Permitting and Response Revenues are generated from multidisciplinary environmental consulting services. The majority of the contracts are fixed-fee or time-and-material based.

Measurement and Analysis Revenues are generated from emissions sampling, testing and reporting services, leak detection services, ambient air monitoring services and laboratory testing services. The majority of the contracts are fixed-fee or time-and-materials based.

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

The following table presents the Company’s contract balances:

	March 31,	December 31,
	2025	2024
Contract assets	$60,745	$52,091
Contract liabilities	8,656	9,297

Contract assets acquired through business acquisitions amounted to $0.0 million and $2.6 million as of March 31, 2025 and December 31, 2024, respectively. No material contract liabilities were acquired through business acquisitions as of March 31, 2025 and December 31, 2024.

Revenue recognized during the three months ended March 31, 2025, and included in the contract liability balance at the beginning of the year was $3.8 million. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of March 31, 2025 and December 31, 2024, the estimated revenue expected to be recognized in the future related to unsatisfied performance obligations was approximately $73.6 million and $77.3 million, respectively. As of March 31, 2025, the Company expected to recognize approximately $53.3 million of this amount as revenue within one year and $20.3 million the year after.

Accounts Receivable, Net— The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	March 31, 2025	December 31, 2024
Accounts receivable, invoiced	$142,033	$160,976
Allowance for doubtful accounts	(2,350)	(2,093)
Accounts receivable, net	$139,683	$158,883

The Company did not have any customers that exceeded 10.0% of its gross receivables as of each of March 31, 2025 and December 31, 2024. For the three months ended March 31, 2025 and 2024, the Company did not have any customers who accounted for more than 10.0% of revenue. The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from its largest customers do not represent a significant credit risk.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)	Charged to Allowance	Ending Balance
Three months ended March 31, 2025	$2,093	$407	$(150)	$2,350
Year ended December 31, 2024	2,724	(146)	(485)	2,093

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Deposits	$1,093	$1,073
Prepaid expenses	13,999	10,223
Supplies	3,598	2,794
Prepaid and other current assets	$18,690	$14,090

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	March 31, 2025	December 31, 2024
Lab and test equipment	$24,036	$24,421
Vehicles	6,433	6,360
Equipment	63,580	60,763
Furniture and fixtures	3,260	3,221
Leasehold improvements	14,440	14,029
Aircraft	12,386	12,386
Building	5,748	5,763
	129,883	126,943
Land	1,089	1,089
Construction in progress	1,023	3,993
Less: Accumulated depreciation	(71,475)	(68,249)
Total property and equipment—net	$60,520	$63,776

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $3.2 million for the three months ended March 31, 2025 and $2.9 million for the three months ended March 31, 2024.

6. LEASES

Leases are classified as either finance leases or operating leases based on criteria in Accounting Standard Codification (ASC) 842. The Company has finance leases for its vehicle and equipment leases and operating leases for its real estate space and office equipment leases. The Company’s operating and finance leases generally have original lease terms between 1 year and 15 years, and in some instances include one or more options to renew. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company currently considers some of its renewal options to be reasonably certain to be exercised. Some leases also include early termination options, which can be exercised under specific conditions. The Company does not have material residual value guarantees or restrictive covenants associated with its leases.

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

The components of lease expense were as follows:

		For the Three Months Ended March 31,
	Statement of Operations Location	2025	2024
Operating lease cost
Lease cost	Selling, general and administrative expense	$3,137	$2,994
Variable lease cost	Selling, general and administrative expense	799	456
Total operating lease cost		$3,936	$3,450

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$1,751	$1,278
Interest on lease liabilities	Interest expense, net	259	189
Total finance lease cost		$2,010	$1,467
Total lease cost		$5,946	$4,917

Supplemental cash flows information related to leases was as follows:

	For the Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$3,416	$3,158
Operating cash flows used for interest related to finance leases	259	189
Financing cash flows used in finance leases	1,304	1,085
Lease liabilities arising from new ROU assets:
Operating leases	2,347	3,111
Finance leases	2,511	2,066

Weighted average remaining lease terms and weighted average discount rates were:

	March 31, 2025
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.4	3.6
Weighted average discount rate	5.0%	6.6%

	March 31, 2024
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.3	3.6
Weighted average discount rate	4.4%	6.4%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2025	$10,153	$4,929
2026	11,484	5,420
2027	8,495	4,365
2028	6,779	3,087
2029	5,085	1,597
2030 and thereafter	4,518	79
Total undiscounted future minimum lease payments	$46,514	$19,477
Less imputed interest	(4,960)	(2,172)
Total discounted future minimum lease payments	$41,554	$17,305

7. BUSINESS ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2025, the Company did not complete any business acquisitions; however, strategic acquisitions remain a core part of the Company's growth strategy.

The Company may be required to make up to $26.7 million in aggregate earn-out payments between the years 2025 and 2027 in connection with certain of its business acquisitions, of which up to $12.0 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $11.9 million may be paid, at the Company’s option, in cash or common stock.

Transaction costs related to previous business combinations totaled $0.7 million for the three months ended March 31, 2025 and $2.5 million for the three months ended March 31, 2024. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

During the three months ended March 31, 2025, measurement period adjustments of $0.6 million were recorded to goodwill as a result of the Company’s efforts to complete the valuation of certain previously acquired assets and assumed liabilities (Note 8).

Acquisitions Completed During the Year Ended December 31, 2024

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

Supplemental Unaudited Pro-Forma—The unaudited consolidated financial information summarized in the following table gives effect to all acquisitions completed in 2024 assuming they occurred on January 1, 2024. These unaudited consolidated pro-forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro forma operating results include results from certain acquired companies that have not been audited and whose accounting policies prior to acquisition may differ from those of the Company. As a result, these unaudited consolidated pro forma operating results may not be comparable to revenues and earnings had these consolidated pro forma results been audited and consistent accounting policies applied. These unaudited consolidated pro-forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2024 nor does the information project results for any future period. Please refer to the Company's 2024 Form 10-K for information regarding the 2024 acquisitions.

	For the Three Months Ended March 31,
	2025			2024
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$177,834	$—	$177,834	$155,325	$10,586	$165,911
Net (loss) income	$(19,359)	$—	$(19,359)	$(13,357)	$2,991	$(10,366)

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2024	$205,231	$118,860	$143,698	$467,789
Goodwill acquired during the period	—	—	—	—
Other changes in carrying amounts during the period	466	220	(124)	562
Balance as of March 31, 2025	$205,697	$119,080	$143,574	$468,351

Amounts related to finite-lived intangible assets are as follows:

March 31, 2025	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$264,690	$144,511	$120,179
Covenants not to compete	41,503	34,621	6,882
Trade names	25,966	24,091	1,875
Proprietary software	30,971	24,439	6,532
Patent	17,479	6,049	11,430
Total other intangible assets, net	$380,609	$233,711	$146,898

December 31, 2024	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$264,477	$138,787	$125,690
Covenants not to compete	41,758	33,898	7,860
Trade names	25,939	23,375	2,564
Proprietary software	28,428	23,489	4,939
Patent	17,479	5,776	11,703
Total other intangible assets, net	$378,081	$225,325	$152,756

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $8.4 million for the three months ended March 31, 2025 and $7.4 million for the three months ended March 31, 2024..

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2025 (remaining)	$21,838
2026	25,699
2027	24,474
2028	18,476
2029	12,260
Thereafter	44,151
Total	$146,898

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accounts payable	$28,869	$33,424
Accrued expenses	15,283	16,190
Other business acquisitions purchase price obligations	894	568
Contract liabilities	8,656	9,297
Other current liabilities	4,611	4,225
Total accounts payable and other accrued liabilities	$58,313	$63,704

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	March 31, 2025	December 31, 2024
Accrued bonuses	$5,768	$14,433
Accrued paid time off	3,931	4,214
Accrued payroll	12,310	11,969
Accrued other	3,602	3,632
Total accrued payroll and benefits	$25,611	$34,248

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (ASC 270), and ASC 740, Income Taxes. The Company’s effective tax rate (ETR) from continuing operations was (17.4)% for the three months ended March 31, 2025 and (3.8)% for the three months ended March 31, 2024. Income tax expense recorded by the Company during the three months ended March 31, 2025 and March 31, 2024 was $2.9 million and $0.5 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, U.S. Global Intangible Low-taxed Income inclusions, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of March 31, 2025, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained with respect to such jurisdictions.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of March 31, 2025. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

12. DEBT

Debt consisted of the following:

	March 31, 2025	December 31, 2024
Term loan facility	$200,000	$189,218
Revolving line of credit	34,923	25,191
Aircraft loan	8,993	9,272
Less deferred debt issuance costs	(2,131)	(997)
Total debt	$241,785	$222,684
Less current portion of long-term debt	(6,168)	(17,866)
Long-term debt, less current portion	$235,617	$204,818

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are netted against the underlying debt balance. These costs are amortized to interest expense over the terms of the underlying debt instruments.

2021 Credit Facility—On April 27, 2021, the Company entered into a Senior Secured Credit Agreement providing for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving line of credit (2021 Credit Facility), and used a portion of the proceeds from the 2021 Credit Facility to repay all amounts outstanding under the prior credit facility. The revolving line of credit portion of the 2021 Credit Facility included a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility were to mature on April 27, 2026. The Company had the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving line of credit up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

In February 2024, the Company partially exercised its option to request an increase in the aggregate commitments to provide an additional $100.0 million credit availability under the 2021 Credit Facility, comprised of an additional $50.0 million term loan (Additional Term Loan) and an additional $50.0 million in availability under the revolving line of credit.

In February 2025, the 2021 Credit Facility was paid in full via proceeds from the 2025 Credit Facility, as described below. The resulting write-off of the remaining unamortized debt issuance costs from the 2021 Credit Facility amounted to $0.9 million. Total loss on debt extinguishments is recorded in interest expense-net within the condensed consolidated statement of operations for the three months ended March 31, 2025.

2025 Credit Facility—On February 26, 2025, the Company entered into an Amended and Restated Senior Secured Credit Agreement providing for a $500.0 million credit facility comprised of a $200.0 million term loan and a $300.0 million revolving line of credit (2025 Credit Facility), and used a portion of the proceeds from the 2025 Credit Facility to repay all amounts outstanding under the 2021 Credit Facility. The revolving line of credit under the 2025 Credit Facility includes a $20.0 million sublimit for the issuances of letters of credit. Subject to certain exceptions, all amounts under the 2025 Credit Facility will become due on February 26, 2030. The Company has the option to borrow incremental term loans, or request an increase in aggregate commitments under the revolving line of credit up to an aggregate amount of $200.0 million, subject to the satisfaction of certain conditions.

The 2025 Credit Facility term loan must be repaid in quarterly installments and shall amortize at the following future quarterly rates beginning with the quarter ending December 31, 2025:

Quarterly Installment Rate
Date	2025 Credit Facility Term Loan
December 31, 2025	1.25%
March 31, 2026	1.25%
June 30, 2026	1.25%
September 30, 2026	1.25%
December 31, 2026	1.25%
February 26, 2030	Remaining balance

The 2025 Credit Facility term loan and the revolving line of credit bear interest subject to the applicable spread based on the Company’s leverage ratio and SOFR as follows:

Pricing Tier	Consolidated Leverage Ratio	Senior Credit Facilities SOFR Spread	Senior Credit Facilities Base Rate Spread	Commitment Fee	Letter of Credit Fee
1	≥ 3.75x to 1.0	2.50%	1.50%	0.25%	2.50%
2	< 3.75x to 1.0 but ≥ 3.25 to 1.0	2.25	1.25	0.23	2.25
3	<3.25x to 1.0 but ≥ 2.50 to 1.0	2.00	1.00	0.20	2.00
4	<2.50x to 1.0 but ≥ 1.75 to 1.0	1.75	0.75	0.15	1.75
5	<1.75x to 1.0	1.50	0.50	0.15	1.50

The 2025 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2025 Credit Facility and modify the terms of its organizational documents. The 2025 Credit Facility permits certain restricted payments, including common stock repurchases, subject to a maximum pro-forma leverage ratio of 3.00 times, and minimum pro-forma fixed charge coverage ratio of 1.25 times and no event of default. The 2025 Credit Facility also includes financial covenants which require the Company to remain below a maximum total net leverage ratio of 4.00 times until the fiscal quarter ending March 31, 2026, stepping down to 3.75 times thereafter, and a minimum fixed charge coverage ratio of 1.25 times.

The Company deferred $2.2 million of debt issuance costs related to the 2025 Credit Facility in the first quarter of 2025. Quarterly installment repayments for the term loan under the 2025 Credit Facility will commence in the fourth quarter of 2025. For the three months ended March 31, 2024 quarterly term loan installment repayments under the 2021 Credit Facility were $3.3 million.

As of March 31, 2025 and December 31, 2024, the Company’s consolidated total leverage ratio (as defined in the 2025 and 2021 Credit Facility) was 2.2 times and 2.1 times, respectively, and the Company was in compliance with all covenants under the 2025 and 2021 Credit Facility, respectively.

The 2025 Credit Facility requires customary mandatory prepayments of the term loan and revolver and cash collateralization of letters of credit, subject to customary exceptions, including 100.0% of the proceeds of debt not permitted by the 2025 Credit Facility, 100.0% of the proceeds of certain dispositions, subject to customary reinvestment rights, where applicable, and 100.0% of insurance or condemnation proceeds, subject to customary reinvestment rights, where applicable. The 2025 Credit Facility also includes customary events of default and related acceleration and termination rights.

The weighted average interest rate on the 2025 Credit Facility and 2021 Credit Facility for the three months ended March 31, 2025, before giving effect to the impact of the interest rate swaps, was 6.3% and after giving effect to the impact of the interest rate swaps, was 5.5%. The weighted average interest rate on the 2021 Credit Facility for the three months ended March 31, 2024, before giving effect to the impact of the interest rate swaps, was 7.3% and after giving effect to the impact of the interest rate swaps, was 2.8%.

The Company’s obligations under the 2025 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

As of March 31, 2025, the Company had the following interest rate swap agreements in place:

Effective date	Expiration date	Notional amount	Fixed rate	Floating rate
5/30/2023	4/27/2026	$70,000,000	3.880%	USD-SOFR
6/5/2024	6/27/2027	$80,000,000	3.270%	USD-SOFR

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

Equipment Line of Credit—In May 2024, the Company entered into a $15.0 million equipment leasing facility for the purchase of equipment and related freight, installation costs and taxes paid. Any unused capacity on this equipment leasing facility will expire on February 25, 2026. Interest on leases financed under this facility is based on the SOFR swap rate on or closest to the closing date. Equipment leased through this line of credit met the finance lease criteria as per ASC 842 and accordingly is accounted for as finance lease right-of-use assets and finance lease liabilities.

The following is a schedule of the aggregate annual maturities of long-term debt (excluding current portion) presented on the unaudited condensed consolidated statement of financial position, before deferred debt issuance cost of $2.1 million, based on the terms of the 2025 Credit Facility and the Aircraft Loan:

	2025 Credit Facility
March 31,	Term Loan	Revolver	Aircraft Loan	Total
2026	$5,000	$—	$1,168	$6,168
2027	10,000	—	1,251	11,251
2028	10,000	—	1,341	11,341
2029	10,000	—	5,233	15,233
2030	165,000	34,923	—	199,923
Total	$200,000	$34,923	$8,993	$243,916

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	March 31, 2025	December 31, 2024
Interest rate swap(1)	$636	$1,544
Total Assets	$636	$1,544

Business acquisitions contingent consideration, current	$15,052	$26,872
Business acquisitions contingent consideration, long-term	$11,648	$6,255
Conversion option	$20,532	$20,224
Total Liabilities	$47,232	$53,351

_____________________________

(1) Included in other assets in the unaudited condensed consolidated statement of financial position.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option Related to Series A-2 Preferred Stock	Total Liabilities
Balance as of December 31, 2023	$3,461	$3,461	$3,592	$2,448	$19,017	$25,057
Acquisitions	—	—	9,628	26,137	—	35,765
Changes in fair value included in earnings	317	317	12	94	20	126
Payment of contingent consideration payable	—	—	(1,450)	—	—	(1,450)
Balance as of March 31, 2024	$3,778	$3,778	$11,782	$28,679	$19,037	$59,498
Balance as of December 31, 2024	$1,544	$1,544	$26,872	$6,255	$20,224	$53,351
Changes in fair value included in earnings	(908)	(908)	(713)	1,141	308	736
Payment of contingent consideration payable	—	—	(6,855)	—	—	(6,855)
Reclass of short term to long term contingent liabilities	—	—	(4,252)	4,252	—	—
Balance as of March 31, 2025	$636	$636	$15,052	$11,648	$20,532	$47,232

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2034. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2030 (Note 6 and 12).

Other Commitments—The Company has commitments under the 2025 Credit Facility, its Aircraft Loan, its equipment line of credit and its lease obligations (Note 6 and 12). The Company has entered into a purchase contract to purchase a total of $4.9 million of equipment over the course of 7 years that commenced on July 1, 2024, subject to a minimum spending requirement per year, measured from the commencement date and each anniversary thereof. The minimum spend requirement is $0.2 million, $0.4 million, and $0.9 million for 2025, 2026, and 2027, respectively, with the remainder subject to mutual agreement after the first three years. The amount purchased for the three months ended March 31, 2025 was $0.

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

15. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. The Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full on July 30, 2020. Dividends on the Convertible and Redeemable Series A-2 Preferred Stock accrued through the date of the Company’s initial public offering on July 23, 2020, and were added to the principal balance outstanding as of that date. All dividends on the Convertible and Redeemable Series A-2 Preferred Stock after that date have been paid in cash. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $2.8 million and zero during the three months ended March 31, 2025 and March 31, 2024, respectively.

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

The Company may, at its option on any one or more dates, redeem all or a minimum portion (the lesser of (i) $25.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock and (ii) all of the Convertible and Redeemable Series A-2 Preferred Stock then outstanding) of the outstanding Convertible and Redeemable Series A-2 Preferred Stock in cash. In January 2024, the Company redeemed $60.0 million in aggregate stated value of the outstanding Convertible and Redeemable Series A-2 Preferred Stock with cash. As of March 31, 2025, the principal balance of the Convertible and Redeemable Series A-2 Preferred Stock issued and outstanding was $122.2 million, or 11,667 shares.

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of March 31, 2025, the Company has determined that a change of control is not probable. Additionally, as of March 31, 2025, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of March 31, 2025, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary.

The Convertible and Redeemable Series A-2 Preferred Stock contains a conversion option of the preferred stock to shares of common stock beginning in April 2024. As of March 31, 2025 and December 31, 2024, this conversion embedded feature had a net fair value of $20.5 million and $20.2 million, respectively. The change in net fair value of $0.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, was recorded to other expense.

On January 13, 2025, the Company received a notice of conversion from the holder of the Convertible and Redeemable Series A-2 Preferred Stock in respect of $60.0 million in stated value of the Convertible and Redeemable Series A-2 Preferred Stock. The Certificate of Designation governing the Series A-2 Preferred Stock permits the Company to redeem for cash any shares submitted for conversion (Note 22).

16. STOCKHOLDERS’ EQUITY

Employee Equity Incentive Plans

The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (2017 Plan) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (2013 Plan) (collectively the Plans).

The following number of shares were authorized to be issued and available for grant:

	March 31, 2025
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	8,911,649	2,035,219	10,946,868
Shares available for grant	1,837,660	—	1,837,660

	March 31, 2024
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	7,538,276	2,036,219	9,574,495
Shares available for grant(1)	1,674,558	—	1,674,558

(1) In January 2025 and January 2024 the Board of Directors ratified the addition of 1,372,373 and 1,207,563 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. Shares available for grant as of March 31, 2024 exclude awards of stock appreciation rights approved in December 2021 that were subject to vesting based on the achievement of certain market conditions (2021 Performance SARs), which had not yet been achieved when these awards were cancelled, effective as of December 31, 2024.. See footnote 1 to the table in Common Stock Reserved for Future Issuance in Note 18 below for additional information on stock appreciation rights.

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

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of awards of restricted stock (RSAs), restricted stock units (RSUs), stock appreciation rights (SARs) and shares of common stock underlying stock options outstanding under the Company's stock incentive plans, as applicable. During the three months ended March 31,

2025 and March 31, 2024, there is no difference in the number of shares used to calculate basic and diluted shares outstanding during the applicable period due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2025	2024
Net loss	$(19,359)	$(13,357)
Convertible and Redeemable Series A-2 Preferred Stock dividend	(2,750)	(2,814)
Net loss attributable to common stockholders – basic and diluted	(22,109)	(16,171)
Weighted-average number of shares of common stock outstanding – basic and diluted	34,502	30,381
Net loss per share attributable to common stockholders – basic and diluted	$(0.64)	$(0.53)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive:

	March 31,
	2025(1)	2024(1)
Stock options	3,758,697	3,231,952
Restricted stock	3,400,070	2,569,253
Series A-2 Preferred Stock (2)	6,836,990	4,292,268
SARs(3)	—	3,000,000

_____________________________

(1) Includes 2,411,688 and 7,789,349 common stock equivalents that are out of the money as of March 31, 2025 and March 31, 2024, respectively.

(2) The share increase is due to a higher number of common stock equivalents related to the Series A-2 Preferred Stock conversion option due to lower share price of the Company's common stock of $14.26 as of March 31, 2025, compared to $39.17 as of March 31, 2024.

(3) 2021 Performance SARs were cancelled effective as of December 31, 2024.

18. STOCK-BASED PLANS AND COMPENSATION

There were no stock-based compensation expenses related to the 2013 Plan in the three months ended March 31, 2025 and 2024. Total stock-based compensation expense related to the 2017 Plan was as follows:

	Three Months Ended March 31,
	2025			2024
	Options	RSUs	Total	Options	RSUs	SARs	Total
Cost of revenue	$189	$2,081	$2,270	$274	$637	$—	$911
Selling, general and administrative expense	250	11,203	11,453	789	7,282	2,290	10,361
Total	$439	$13,284	$13,723	$1,063	$7,919	$2,290	$11,272

As of March 31, 2025 and March 31, 2024, there was $76.7 million and $113.8 million, respectively, of total unrecognized stock-based compensation expense related to unvested options, restricted stock and SARs granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average 2.3 year period. The 2021 Performance SARs were cancelled effective as of December 31, 2024, and as such, there was no related expense in the three month period ending March 31, 2025.

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units

RSAs and RSUs activity was as follows:

	Three Months Ended March 31,
	2025		2024
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Beginning outstanding shares	2,617,059		2,468,722
Granted	1,268,832	$17.63	259,118	$39.65
Forfeited/ cancelled	(19,242)	$38.25	(14,336)	$37.04
Vested	(466,579)	$24.06	(144,251)	$37.58
Ending outstanding shares	3,400,070		2,569,253

Options

The following summarizes the options activity of the 2017 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2023	2,516,272	$30.92	$15.95	7.0	$13,825
Forfeited/ cancelled	(36,105)	38.78	—	—	—
Expired	(13,010)	44.16	—	—	—
Exercised	(18,746)	23.26	—	—	200
Outstanding as of March 31, 2024	2,448,411	$30.80	$16.00	6.8	$25,468
Outstanding as of December 31, 2024	2,345,207	$30.62	16.32	6.0	776
Forfeited/ cancelled	(19,710)	42.74	—	—	—
Expired	(10,815)	34.53	—	—	—
Outstanding as of March 31, 2025	2,314,682	$30.50	$16.32	5.7	$9
Exercisable as of March 31, 2025	2,041,921	$29.02		5.5	$9

Stock Appreciation Rights— As of March 31, 2024, there were 3,000,000 2021 Performance SARs outstanding under the 2017 Plan. These SARs represented the right to receive, upon exercise, a payment equal to the excess of (a) the fair market value of one share of the Company’s common stock, over (b) an exercise price of $66.79, payable, at the Company’s election, in cash or shares of common stock. The 2021 Performance SARs were cancelled effective December 31, 2024 and all remaining unamortized expense was recognized at the effective time of cancellation.

Montrose Amended & Restated 2013 Stock Option Plan

The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2023	792,191	$6.40	$2.16	2.4	$20,380
Exercised	(8,650)	5.95	—	—	289
Outstanding as of March 31, 2024	783,541	$6.41	$2.18	2.2	$25,669
Outstanding as of December 31, 2024	680,889	$6.49	2.51	1.5	8,211
Expired	(1,000)	6.03	—	—	—
Exercised	(7,395)	8.23	—	—	5,237
Outstanding as of March 31, 2025	672,494	$6.47	$2.51	1.3	$5,237
Exercisable as of March 31, 2025	672,494	$6.47		1.3	$5,237

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	March 31,
	2025	2024
Montrose 2013 Stock Incentive Plan	672,494	783,541
Montrose 2017 Stock Incentive Plan(1)	7,552,412	9,692,222
	8,224,906	10,475,763

(1) In January 2025 and 2024, the Board of Directors ratified the addition of 1,372,373 and 1,207,563 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards. Shares reserved for future issuance as of March 31, 2024 include 3,000,000 shares underlying the 3,000,000 2021 Performance SARs, which were cancelled effective as of December 31, 2024.

19. SEGMENT INFORMATION

The Company has six operating units that aggregate into three reportable segments: Assessment, Permitting and Response, Measurement and Analysis, and Remediation and Reuse. These segments are monitored separately by management for performance against budget and prior year and are consistent with internal financial reporting. The Company’s operating segments are organized based upon primary services provided, the nature of the production process, types of customers, methods used to distribute the products, and the nature of the regulatory environment. Refer to Note 1 for description of each reportable segment.

Our Chief Executive Officer, who serves as the Chief Operating Decision Maker (CODM), reviews Segment Adjusted EBITDA in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of Company resources depending on the needs of each segment and the availability of resources. Segment Adjusted EBITDA is the calculated Company’s Earnings before Interest, Tax, Depreciation and Amortization (EBITDA), adjusted to exclude certain transactions such as stock-based compensation, acquisition costs, and fair value changes in financial instruments, amongst others. The CODM does not review segment assets as a measure of segment performance.

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

Segment revenues, Segment Expenses and Segment Adjusted EBITDA were as follows:

	Three Months Ended March 31,
	2025			2024
(in thousands, except %)	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA
Assessment, Permitting and Response	$53,120	$42,548	$10,572	$58,580	$42,300	$16,280
Measurement and Analysis	59,030	45,257	13,773	45,494	38,990	6,504
Remediation and Reuse	65,684	59,757	5,927	51,251	46,239	5,012
Total Reportable Segments	$177,834		$30,272	$155,325		$27,795

Presented below is a reconciliation of the Company’s segment measure to loss before expense from income taxes:

	For the Three Months Ended March 31,
	2025	2024
Total Reportable Segments	$30,272	$27,795
Corporate and Other	$(11,242)	$(10,873)
Interest expense, net	(5,065)	(3,306)
Depreciation and amortization	(13,294)	(11,653)
Stock-based compensation	(13,723)	(11,272)
Acquisition costs (1)	(711)	(2,525)
Fair value changes in financial instruments	(1,216)	297
Fair value changes in business acquisition contingencies	(477)	(106)
Expenses related to financing transactions	23	(144)
Discontinued Specialty Lab(2)	—	(596)
Other losses or expenses(3)	(1,055)	(481)
Loss before expense from income taxes	$(16,488)	$(12,864)

__________________________

(1) Includes financial and tax diligence, consulting, legal, valuation, accounting, travel and acquisition-related incentives related to our acquisition and integration activity.

(2) Amounts consist of operating losses before depreciation related to the Discontinued Specialty Lab.

(3) The three months ended March 31, 2025 consist primarily of non-recurring costs incurred to restructure the Company's renewable energy business, third party expenses associated with the independent review and analysis of assertions in a short seller report regarding the Company and costs to centralize certain back-office functions. The three months ended March 31, 2024 consists of costs associated with a lease abandonment.

The following table presents revenues by geographic location:

	For the Three Months Ended March 31,
	2025	2024
United States	$145,936	$128,842
Canada	24,649	21,281
Other international	7,249	5,202
Total revenue	$177,834	$155,325

The following table presents long-lived assets by geographic location:

	March 31,	December 31,
	2025	2024
United States	$54,451	$57,730
Canada	4,876	5,070
Other international	1,193	976
Total property and equipment—net	$60,520	$63,776

20. RELATED-PARTY TRANSACTIONS

The Company did not have any material related party transactions during the three months ended March 31, 2025 and March 31, 2024.

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (401(k) Savings Plan). As of March 31, 2025, and December 31, 2024, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 5.0% of the participant’s compensation. Employer contributions under the 401(k) Savings Plan were $2.8 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively, and are included within selling, general, and administrative expense on the unaudited condensed consolidated statements of operations.

22. SUBSEQUENT EVENTS

On April 1, 2025, the Company entered into a third interest rate swap agreement to swap $50.0 million of borrowings from a floating 1-Month SOFR term to a fixed rate of 3.625% until April 27, 2028.

On April 1, 2025, the Company redeemed $60.0 million in aggregate stated value of the outstanding Series A-2 Preferred Stock in cash, with respect to the notice of conversion received from the holder of the Series A-2 Preferred Stock in January 2025. The Company funded the redemption with cash on hand and borrowings under the 2025 Credit Facility. Following the redemption, the principal balance of the issued and outstanding Series A-2 Preferred Stock was $62.2 million or 3,334 shares.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results or outcomes may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025, or the 2024 Form 10-K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three months ended March 31, 2025 and March 31, 2024 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2024 Form 10-K.

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

Our Segments

We provide environmental services to our clients through three business segments—Assessment, Permitting and Response, Measurement and Analysis and Remediation and Reuse. For more information on each of our operating segments, see Item 1. “Business” in the 2024 Form 10-K.

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

Acquisitions

Although we have temporary paused acquisitions, we have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada, Europe and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
(Revenues in thousands)	2025	2024
Acquisitions completed	—	2
Revenues attributable to acquisitions completed in the period	$—	$3,863
Percentage of revenues	0.0%	2.5%

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

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn-outs could be significant. The amount of each for the three months ended March 31, 2025 and March 31, 2024, was as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Amortization expense	$8,390	$7,429
Acquisition-related costs	711	2,525
Fair value changes in business acquisition contingencies	477	106

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

During the three months ended March 31, 2025, we made contingent consideration payments of $6.6 million in the Company's common stock, of which $4.8 million related to deferred consideration payments for the acquisition of Epic Environmental Pty Ltd (Epic) and $1.8 million related to earn-out payments for SensibleIoT, LLC (Sensible). During the three months ended March 31, 2024, we made earn-out payments of $1.5 million in connection with our acquisition of Huco Consulting, Inc. (Huco), of which, $0.4 million was paid in cash, and the remaining $1.1 million in the Company's common stock.

In connection with certain of our acquisitions, we may make up to $26.7 million in aggregate earn-out payments between the years 2025 and 2027, of which up to $12.0 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $11.9 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

Financing Costs

Total debt at March 31, 2025 was $241.8 million net of deferred debt issuance costs, which was an increase of $19.1 million compared to December 31, 2024. The increase is primarily driven by the refinanced term loan in connection with the 2025 Credit Facility, which increased the aggregate amount outstanding by approximately $10.8 million, and additional usage of our revolving line of credit, under which borrowings increased by $9.7 million. This increase was partially offset by repayments and amortization of the various debt noted.

Interest expense, net was $5.1 million in the three months ended March 31, 2025 and $3.3 million in the three months ended March 31, 2024. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

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

Earnings Volatility

In addition to the impact of seasonality on earnings, our emergency response business exposes us to potentially significant revenue and earnings fluctuations tied to large environmental emergency response projects following an incident or natural disaster or more broad scale events. Total revenue from emergency response related services was $13.9 million and $15.7 million for the three months ended March 31, 2025 and 2024, respectively. Demand for environmental emergency response services remains difficult to predict and as a result, we may have experienced revenues and earnings in prior years that are not indicative of future results, making those periods particularly difficult comparisons for future periods. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on annual results.

Results of Operations

The Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenues	$177,834	$155,325
Cost of revenues (exclusive of depreciation and amortization)	108,406	96,557
Selling, general and administrative expense	66,232	57,074
Fair value changes in business acquisition contingencies	477	106
Depreciation and amortization	13,294	11,653
Loss from operations	(10,575)	(10,065)
Other (expense) income, net	(848)	507
Interest expense, net	(5,065)	(3,306)
Loss before income taxes	(16,488)	(12,864)
Income tax expense	2,871	493
Net loss	(19,359)	(13,357)
Series A-2 dividend payment	(2,750)	(2,814)
Net loss attributable to common stockholders	$(22,109)	$(16,171)
Weighted average number of shares — basic and diluted	34,502	30,381
Loss per share — basic and diluted	$(0.64)	$(0.53)

Revenues

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Revenues	$177,834	$155,325	$22,509	14.5%

Revenue for the three months ended March 31, 2025 increased $22.5 million or 14.5% as compared to the three months ended March 31, 2024. The increase was primarily comprised of organic growth in the Remediation and Reuse and Measurement and Analysis segments of $17.8 million, and contribution from acquisitions of $13.5 million, partially offset by $5.8 million reduction in the Assessment, Permitting and Response segment revenue, due to several larger projects that were performed in the prior year quarter that did not repeat in the current year, and a $1.8 million reduction in environmental emergency response service revenues. Environmental emergency response revenues were $13.9 million and $15.7 million in the three months ended March 31, 2025 and 2024, respectively.

See “—Segment Results of Operations” below for revenue by segment analysis.

Cost of Revenues

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Cost of revenues (exclusive of depreciation and amortization)	$108,406	$96,557	$11,849	12.3%
Cost of revenue as a % of revenue	61.0%	62.2%

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment purchases and rental, and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

Cost of revenues for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased primarily due to the increase in revenues. Cost of revenues as a percentage of revenue for the three months ended March 31, 2025 was 61.0%, compared to 62.2% for the three months ended March 31, 2024. This percentage decrease was driven primarily by operating leverage across all business lines within our Measurement and Analysis businesses, and improved margins in our treatment technology business.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Selling, general and administrative expense	$66,232	$57,074	$9,158	16.0%

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

Selling, general and administrative expense for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased $9.2 million or 16.0%. Acquisitions contributed $2.6 million to this increase with the balance primarily attributable to higher labor costs of $5.7 million, higher bad debt expense of $1.3 million and higher stock-based compensation of $1.1 million.

See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

Depreciation and Amortization

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Depreciation and amortization	$13,294	$11,653	$1,641	14.1%

The increase in depreciation of property and equipment and the amortization of intangible assets and finance leases were primarily driven by an increase of $1.0 million in amortization of intangible assets during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. See Note 8 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Other (expense) income, net	$(848)	$507	$(1,355)	n/a

Other (expense) income, net for the three months ended March 31, 2025 was comprised of losses of $0.9 million related to a fair value adjustment on our interest rate swaps and a $0.3 million charge related to a fair value adjustment on the Series A-2 Preferred Stock conversion option, partially offset by $0.4 million of other income. Other (expense) income, net for the three months ended March 31, 2024 was mainly comprised of income of $0.3 million related to a fair value adjustment on our interest rate swaps and $0.2 million of other income.

See Notes 13 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Interest expense, net	$(5,065)	$(3,306)	$(1,759)	53.2%

Interest expense, net for the three months ended March 31, 2025 increased primarily as a result of higher average debt balances and a loss of $0.9 million related to the write-off of unamortized debt issuance costs upon repayment of the 2021 Credit Facility in February 2025.

Weighted average interest rates as of March 31, 2025 and March 31, 2024 were 6.3% and 7.3%, respectively. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Income tax expense	$2,871	$493	$2,378	482.4%

The income tax expense for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily as a result of certain tax inclusions from foreign acquisitions in 2024 and an increase in U.S. current federal tax expense as a result of the Company having previously utilized all pre-2018 net operating loss carryforwards that were available to offset 100% of taxable income, and therefore currently utilizing post-2017 net operating loss carryforwards which are limited to offsetting 80% of taxable income in any given year. The income tax expense is primarily related to operations in the United States, Canada and Australia.

Segment Results of Operations

The Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025			2024
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$53,120	$10,572	19.9%	$58,580	$16,280	27.8%
Measurement and Analysis	59,030	13,773	23.3	45,494	6,504	14.3
Remediation and Reuse	65,684	5,927	9.0	51,251	5,012	9.8
Total Reportable Segments	$177,834	$30,272	17.0%	$155,325	$27,796	17.9%
Corporate and Other		$(11,242)	(6.3)%		$(10,873)	(7.0)%
(1)
For purposes of evaluating segment profit, the Company’s Chief Operating Decision Maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”
(2)
Represents Segment Adjusted EBITDA as a percentage of segment revenues.

Revenues

	Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	$	%
Assessment, Permitting and Response	$53,120	$58,580	$(5,460)	(9.3)%
Measurement and Analysis	59,030	45,494	13,536	29.8
Remediation and Reuse	65,684	51,251	14,433	28.2
Total Reportable Segments	$177,834	$155,325	$22,509	14.5%

Assessment, Permitting and Response segment revenues for the three months ended March 31, 2025 decreased compared to the three months ended March 31, 2024 due to a decline in revenues from environmental emergency responses of $1.8 million and a decrease of $6.6 million due to several larger projects in the prior year quarter that did not repeat in the current year, partially offset by the impact of an acquisition, which contributed $3.0 million to the increase in the three months ended March 31, 2025 .

Measurement and Analysis segment revenues for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 as a result of strong organic growth of $8.5 million, and the impact of an acquisition, which contributed $5.4 million.

Remediation and Reuse segment revenues for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024, primarily driven by strong demand for our treatment technologies solutions, and contributions from acquisitions. Specifically, organic growth contributed $9.3 million, and acquisitions contributed $5.1 million to the increase in revenues in the three months ended March 31, 2025.

Segment Adjusted EBITDA

	Segment Adjusted EBITDA		Segment Adjusted EBITDA Margin
	Three Months Ended March 31,		Three Months Ended March 31,		Change
(in thousands, except %)	2025	2024	2025	2024	$	Margin %
Assessment, Permitting and Response	$10,572	$16,280	19.9%	27.8%	$(5,708)	(7.8)%
Measurement and Analysis	13,773	6,504	23.3	14.3	7,269	9.0
Remediation and Reuse	5,927	5,012	9.0	9.8	915	(0.8)
Total Operating Segments	$30,272	$27,796	17.0%	17.9%	$2,476	(0.9)%
Corporate and Other	$(11,242)	$(10,873)	(6.3)%	(7.0)%	$(369)

Assessment, Permitting and Response Segment Adjusted EBITDA and Segment Adjusted EBITDA margin for the three months ended March 31, 2025 decreased compared to the three months ended March 31, 2024 primarily due to a reduction in higher margin emergency response revenues, lower revenues from several high margin projects in the prior year quarter that did not repeat in the current year, and project mix.

Measurement and Analysis Segment Adjusted EBITDA and Segment Adjusted EBITDA margin for the three months ended March 31, 2025 increased compared the three months ended March 31, 2024 primarily due to the operating leverage across all business lines driven by significantly higher revenue, as well as the benefit from acquisitions.

Remediation and Reuse Segment Adjusted EBITDA for the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily due to higher revenues. Segment Adjusted EBITDA margin decreased in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven primarily by business line mix.

Corporate and other costs for the three months ended March 31, 2025 increased $0.4 million primarily due to higher labor costs to support the increase in revenues. Corporate and other costs fell to 6.3% of revenue from 7.0% of revenue as a result of operating leverage and the timing of certain expenses.

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

Our principal sources of liquidity have been borrowings under our credit facilities, other borrowing arrangements, proceeds from the issuance of common and preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and dividends on our Series A-2 Preferred Stock, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. We may make up to $26.7 million in aggregate earn-out payments between the years 2025 and 2027 in connection with the acquisitions of Sensible, Vandrensning, Epic, 2DOT, Spirit and Origins, of which up to $12.0 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $11.9 million may be paid in cash or, at our option, in common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.” As of March 31, 2025, we had $263.9 million available under the 2025 Credit Facility (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations), and $30.3 million of cash on hand. In April 2025, we redeemed $60.0 million in aggregate stated value of the outstanding Series A-2 Preferred Stock using cash and borrowings under our revolving line of credit.

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the short- and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$5,504	$(22,021)
Investing activities	(3,705)	(65,038)
Financing activities	15,962	73,347
Change in cash, cash equivalents and restricted cash	$17,761	$(13,712)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the three months ended March 31, 2025, net cash provided by operating activities was $5.5 million compared to net cash used in operating activities of $22.0 million for the three months ended March 31, 2024. The period-over-period increase of $27.5 million was primarily due to a lower increase in working capital in the current period of $9.1 million versus $30.0 million in the prior year period.

Working capital (which excludes contingent consideration payments and changes in right-of-use assets) increased by $9.4 million in the three months ended March 31, 2025, primarily due to a decrease in accrued payroll and other benefits of $8.6 million, primarily due to the payment of annual bonuses, and a seasonal decrease in accounts payable and other accrued liabilities of $5.5 million. This increase was partially offset by an decrease in accounts receivable of $10.4 million, driven by seasonally lower quarterly revenues, as well as $5.5 million higher prepaids primarily due to the timing of insurance payments.

Working capital increased by $30.0 million in the three months ended March 31, 2024, primarily due to a decrease in accrued payroll and benefits of $10.0 million, due primarily to the payment of bonuses in the first quarter, an increase in accounts receivable and contract assets of $9.1 million, due in part to integration-related invoicing delays and collection delays on a single large government project, a seasonal decrease in accounts payable and other accrued liabilities of $7.8 million, and an increase in prepaid expenses and other current assets of $2.5 million.

Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $3.7 million, driven by cash paid for property and equipment and proprietary software development costs.

For the three months ended March 31, 2024, net cash used in investing activities was $65.0 million, driven by cash paid for the acquisitions of EPIC and 2DOT, net of cash acquired, of $58.1 million, as well as $6.0 million in cash consideration for purchases of property and equipment, and $1.3 million in proprietary software development costs, partially offset by proceeds of assumed purchase price obligations of $0.3 million.

Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $16.0 million. Cash provided by financing activities was driven by borrowing under our credit facility of $306.9 million, partially offset by repayments of borrowing of $286.7 million, dividends on the Series A-2 Preferred Stock of $2.8 million and payment of financing cost of $2.2 million.

For the three months ended March 31, 2024, net cash provided by financing activities was $73.3 million. Cash provided by financing activities was driven by borrowing under our credit facility of $216.9 million, partially offset by repayments of borrowing of $82.3 million, and by the repayment on the Series A-2 preferred stock of $60.0 million.

Credit Facilities

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Series A-2 Preferred Stock

See Notes 15 and 22 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Critical Accounting Policies and Estimates

Our 2024 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no material changes to those critical accounting policies and estimates as disclosed therein, other than as described in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of March 31, 2025, which factors in our interest rate swaps on $150.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolving line of credit would impact our annual income (loss) before income taxes by approximately $0.9 million.

Inflation Risk

We experienced, and continue to experience, higher labor and significantly higher travel and other direct costs in the fiscal year ended December 31, 2023 and December 31, 2024 as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse

segments. In the three months ended March 31, 2025, we also experienced, and continue to experience, higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and although inflation has increased our Selling, general and administrative expense in the three months ended March 31, 2025, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Exchange Risk

Foreign exchange risk exposure arises because we conduct a portion of our business in currencies not denominated in U.S. dollars, most notably in, Canada, Australia and Europe. Our exposure to this risk has increased significantly due to our acquisitions of Paragon and Matrix in Canada, EPIC in Australia, and to a lesser extent, Vandrensning in Europe. As such, our future operating results are exposed to changes in exchange rates. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, the translation of certain foreign denominated assets and liabilities into U.S. dollars, and the collection or payment of previously recognized assets and liabilities can be positively or negatively affected by changes in exchange rates. A 1.0% increase or decrease in the U.S. dollar exchange rate would impact revenues by approximately $0.3 million and would have a negligible impact on annual net (loss) income.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our risk factors from the risk factors disclosed in our 2024 Form 10-K. The risks described in our 2024 Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks facing we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Enhanced U.S. tariffs, import/export restrictions or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.

The U.S. government has made significant changes in U.S. trade policy, including the imposition on April 2, 2025, of a baseline tariff of 10% on product imports from almost all countries and individualized higher tariffs on certain other countries. The announcement of the tariffs has been followed by announcements of limited exceptions and temporary pauses. In response, some of these countries threatened or announced tariffs on imports from the U.S. As a result, there is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes, which may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, inflation or an economic slowdown, which could negatively impact demand for our services and products and adversely affect our results of operations. Changes in U.S. trade policy and the impact of these recently announced tariffs may negatively impact our customers’ businesses, thereby causing an indirect negative impact on our sales. These factors could also increase the cost to us of goods and materials used in our business. Additionally, foreign sentiments toward American owned companies could impact demand for our services outside of the U.S. Individually or in the aggregate, these impacts could have a material adverse effect on our financial condition, results of operation, liquidity and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 6, 2025, we issued an aggregate of 238,020 shares and 85,814 shares of common stock to the former owners of Epic and Sensible, respectively, as purchase price consideration related to deferred purchase price and earnout payments, respectively. These issuances of common stock were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as transactions by an issuer not involving any public offering.

On May 1, 2025, we issued an aggregate of 2,888 shares and 29,176 shares of common stock to the former owners of Epic and ETA, respectively, as purchase price consideration related to earnout payment and deferred purchase price payment, respectively. These issuances of common stock were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1#	Form of SAR Cancellation Agreement.(a)

10.2

Amended and Restated Credit Agreement, dated February 26, 2025, among Montrose Environmental Group Inc., Montrose Environmental Group Ltd., the Guarantors (defined therein) party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the Lenders (defined therein) party hereto, BOFA Securities, Inc., as Sole Bookrunner and Joint Lead Arranger, Capital One National Association, JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as Joint Lead Arrangers, and Capital One National Association, JPMorgan Chase Bank N.A., and U.S. Bank National Association, as co-Syndication Agents.(b)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

** Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

# Denotes management compensatory plan or arrangement.

(a) Previously filed on January 6, 2025 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

(b) Previously filed on March 3, 2025 as an exhibit to the Company's Annual Report on Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Montrose Environmental Group, Inc.

Date: May 8, 2025	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer