Form 10-Q
period 2025-06-30
Montrose Environmental Group, Inc.
filed 2025-08-07
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 35,286,491 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash, cash equivalents and restricted cash	$10,484	$12,935
Accounts receivable, net	160,004	158,883
Contract assets	75,313	52,091
Prepaid and other current assets	15,117	14,090
Total current assets	260,918	237,999
Non-current assets
Property and equipment, net	61,122	63,776
Operating lease right-of-use asset, net	37,706	39,755
Finance lease right-of-use asset, net	23,825	19,643
Goodwill	468,981	467,789
Other intangible assets, net	139,844	152,756
Other assets	5,688	8,635
Total assets	$998,084	$990,353
Liabilities, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$66,647	$63,704
Accrued payroll and benefits	37,305	34,248
Business acquisitions contingent consideration, current	17,284	26,872
Current portion of operating lease liabilities	11,355	11,345
Current portion of finance lease liabilities	5,483	4,627
Current portion of long-term debt	8,688	17,866
Total current liabilities	146,762	158,662
Non-current liabilities
Business acquisitions contingent consideration, long-term	7,346	6,255
Other non-current liabilities	7,052	5,550
Deferred tax liabilities, net	16,414	13,312
Conversion option related to Series A-2 Preferred Stock	10,552	20,224
Operating lease liability, net of current portion	28,853	30,880
Finance lease liability, net of current portion	12,490	11,460
Long-term debt, net of deferred financing fees	264,555	204,818
Total liabilities	$494,024	$451,161
Commitments and contingencies
Convertible and redeemable series A-2 preferred stock $0.0001 par value
Authorized, issued and outstanding shares: 5,834 and 11,667 at June 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $62.2 million and $122.2 million June 30, 2025 and December 31, 2024, respectively	33,792	92,928
Stockholders’ equity:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at June 30, 2025 and December 31, 2024; issued and outstanding shares: 35,272,236 and 34,309,788 at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	747,685	721,067
Accumulated deficit	(273,673)	(272,670)
Accumulated other comprehensive loss	(3,744)	(2,133)
Total stockholders’ equity	470,268	446,264
Total liabilities, convertible and redeemable series A-2 preferred stock and stockholders’ equity	$998,084	$990,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$234,543	$173,325	$412,377	$328,650
Cost of revenues (exclusive of depreciation and amortization shown below)	132,802	104,086	241,208	200,643
Selling, general and administrative expense	73,683	59,239	139,915	116,313
Fair value changes in business acquisition contingencies	354	136	831	242
Depreciation and amortization	12,763	12,515	26,057	24,168
Income (loss) from operations	14,941	(2,651)	4,366	(12,716)
Other income (expense), net	9,171	(924)	8,323	(417)
Interest expense, net	(4,768)	(3,976)	(9,833)	(7,282)
Total other income (expense), net	4,403	(4,900)	(1,510)	(7,699)
Income (loss) before expense from income taxes	19,344	(7,551)	2,856	(20,415)
Income tax expense	988	2,619	3,859	3,112
Net income (loss)	$18,356	$(10,170)	$(1,003)	$(23,527)

Equity adjustment from foreign currency translation	(1,258)	35	(1,611)	—
Comprehensive income (loss)	17,098	(10,135)	(2,614)	(23,527)

Convertible and redeemable series A-2 preferred stock dividend	(1,400)	(2,750)	(4,150)	(5,564)
Net income (loss) attributable to common stockholders	16,956	(12,920)	(5,153)	(29,091)
Weighted average common shares outstanding
Basic	35,206	33,318	34,855	31,850
Diluted	43,455	33,318	34,855	31,850
Net income (loss) per share attributable to common stockholders
Basic	$0.48	$(0.39)	$(0.15)	$(0.91)
Diluted	$0.42	$(0.39)	$(0.15)	$(0.91)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	17,500	$152,928	30,190,231	$—	$531,831	$(210,356)	$(223)	$321,252
Net loss	—	—	—	—	—	(13,357)	—	(13,357)
Stock-based compensation	—	—	—	—	11,272	—	—	11,272
Redemption of Series A-2 preferred stock	(5,833)	(60,000)	—	—	—	—	—	-
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(2,814)	—	—	(2,814)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	171,647	—	487	—	—	487
Acquisitions consideration paid in common stock	—	—	220,734	—	6,580	—	—	6,580
Acquisitions contingent consideration paid in common stock	—	—	35,250	—	1,087	—	—	1,087
Accumulated other comprehensive loss	—	—	—	—	—	—	(35)	(35)
Balance at March 31, 2024	11,667	$92,928	30,617,862	$—	$548,443	$(223,713)	$(258)	$324,472
Net loss	—	—	—	—	—	(10,170)	—	(10,170)
Stock-based compensation	—	—	—	—	11,831	—	—	11,831
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(2,750)	—	—	(2,750)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	39,144	—	888	—	—	888
Issuance of common stock pursuant to follow-on offering	—	—	3,450,000	—	121,776	—	—	121,776
Acquisitions contingent consideration paid in common stock	—	—	61,707	—	2,691	—	—	2,691
Accumulated other comprehensive income	—	—	—	—	—	—	35	35
Balance at June 30, 2024	11,667	$92,928	34,168,713	$—	$682,879	$(233,883)	$(223)	$448,773

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	11,667	$92,928	34,309,778	$—	$721,067	$(272,670)	$(2,133)	$446,264
Net loss	—	—	—	—	—	(19,359)	—	(19,359)
Stock-based compensation	—	—	—	—	13,723	—	—	13,723
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(2,750)	—	—	(2,750)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	473,974	—	61	—	—	61
Acquisitions contingent consideration paid in common stock	—	—	323,834	—	6,558	—	—	6,558
Accumulated other comprehensive loss	—	—	—	—	—	—	(353)	(353)
Balance at March 31, 2025	11,667	$92,928	35,107,586	$—	$738,659	$(292,029)	$(2,486)	$444,144
Net income	—	—	—	—	—	18,356	—	18,356
Stock-based compensation	—	—	—	—	10,834	—	—	10,834
Redemption of Series A-2 preferred stock	(5,833)	(60,000)	—	—	—	—	—	—
Adjustment of preferred stock issuance costs	—	864	—	—	(864)	—	—	(864)
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(1,400)	—	—	(1,400)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	132,586	—	16	—	—	16
Acquisitions contingent consideration paid in common stock	—	—	32,064	—	440	—	—	440
Accumulated other comprehensive loss	—	—	—	—	—	—	(1,258)	(1,258)
Balance at June 30, 2025	5,834	$33,792	35,272,236	$—	$747,685	$(273,673)	$(3,744)	$470,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(1,003)	$(23,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision (recovery) for credit loss	5,482	(659)
Depreciation and amortization	26,057	24,168
Non-cash leases expense	6,119	5,429
Stock-based compensation expense	24,557	23,103
Fair value changes in financial instruments	(8,040)	905
Write off of deferred financing costs	913	—
Deferred income taxes	3,557	3,152
Other operating activities, net	1,671	723
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	(27,379)	(38,021)
Prepaid expenses and other current assets	(1,124)	(1,152)
Accounts payable and other accrued liabilities	(793)	(938)
Accrued payroll and benefits	3,057	(7,940)
Change in operating leases	(5,676)	(6,306)
Other assets	—	(64)
Net cash provided by (used in) operating activities	$27,398	$(21,127)
Investing activities:
Proceeds from corporate owned and property insurance	—	120
Purchases of property and equipment	(5,117)	(17,928)
Proceeds from the sale of property and equipment	39	2,069
Proprietary software development and other software costs	(2,804)	(1,736)
Purchase price true ups	(50)	—
Minority investments	—	(210)
Cash paid for acquisitions, net of cash acquired	—	(70,252)
Net cash used in investing activities	$(7,932)	$(87,937)
Financing activities:
Proceeds from revolving line of credit	216,025	202,771
Repayment of the revolving line of credit	(174,671)	(199,119)
Repayment of aircraft loan	(564)	(526)
Proceeds from term loan	200,000	50,000
Repayment of term loan	(189,219)	(3,906)
Payment of contingent consideration and other purchase price true ups	(4,400)	(525)
Repayment of finance leases	(6,070)	(3,105)
Payments of deferred financing costs	(2,189)	(348)
Proceeds from issuance of common stock for exercised stock options	77	1,375
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	—	121,776
Proceeds from building sale leaseback	2,500	—
Dividend payment to the series A-2 stockholders	(2,750)	(5,564)
Redemption of series A-2 preferred stock	(60,000)	(60,000)
Net cash provided by (used in) financing activities	$(21,261)	$102,829
Change in cash, cash equivalents and restricted cash	(1,795)	(6,235)
Foreign exchange impact on cash balance	(656)	(100)
Cash, cash equivalents and restricted cash:
Beginning of year	12,935	23,240
End of period	$10,484	$16,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flows information:
Cash paid for interest	$8,504	$6,858
Cash paid for income tax	$3,019	$699
Supplemental disclosures of non-cash investing and financing activities:
Accrued purchases of property and equipment	$152	$1,217
Property and equipment purchased under finance leases	$5,145	$3,243
Common stock issued to acquire new businesses	$—	$9,271
Acquisitions unpaid contingent consideration	$24,630	$15,946
Acquisitions contingent consideration paid in common stock	$6,998	$1,087
Accrued series A-2 preferred stock dividend	$1,400	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has over 120 offices across the United States, Canada, Australia and Europe and approximately 3,500 employees as of June 30, 2025.

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

Within the unaudited condensed consolidated statements of cash flows certain amounts in the prior period have been reclassified to conform with current period presentation. Prior period amounts for provision (recovery) for credit loss, fair value changes in financial instruments, and deferred income taxes were previously included within other operating activities, net. A prior period amount for prepaid expenses and other current assets was previously included within changes in operating assets and liabilities, net of acquisitions: other assets. These changes had no effect on the Company's results of operations or financial position, and no material impact on the Company's cash flow.

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2023-09 —In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company's fiscal year beginning after December 15, 2024 and allows the use of a prospective or retrospective approach. The Company does not expect the adoption of the standard will have a material impact on its consolidated financial statements.

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

Remediation and Reuse Revenues are generated from engineering, design, implementation and operating and maintenance (O&M) services primarily to treat contaminated water, remove contaminants from soil or create renewable energy from waste. The majority of the contracts are fixed-fee and time-and-materials based. Services on the majority of O&M contracts are provided under long-term fixed-fee contracts.

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

The following table presents the Company’s contract balances:

	June 30,	December 31,
	2025	2024
Contract assets	$75,313	$52,091
Contract liabilities	12,511	9,297

Contract assets acquired through business acquisitions amounted to $0.0 million and $2.6 million as of June 30, 2025 and December 31, 2024, respectively.

Revenue recognized during the three and six months ended June 30, 2025, included in the contract liabilities balance at the beginning of the year was $0.3 million and $4.1 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of June 30, 2025 and December 31, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $68.8 million and $77.3 million, respectively. As of June 30, 2025, the Company expected to recognize approximately $51.2 million of this amount as revenue within one year and $17.6 million the year after.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	June 30, 2025	December 31, 2024
Accounts receivable, invoiced	$166,715	$160,976
Allowance for doubtful accounts	(6,711)	(2,093)
Accounts receivable, net	$160,004	$158,883

The Company had one customer that exceeded 10.0% of its gross receivables as of June 30, 2025 and none as of December 31, 2024. For the three and six months ended June 30, 2025, the Company had one customer who accounted for more than 10.0% of revenue. For the three and six months ended June 30, 2024 the Company had no customers who accounted for more than 10% of revenue. The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from its largest customers do not represent a significant credit risk.

From time to time, we may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount at a rate that approximates the interest rate on our Senior Credit Facility. We have no retained interests in the sold receivables, and only perform collection and administrative functions for the purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing. Receivables sold during quarter ended June 30, 2025 was $13.4 million. Proceeds from the sale of receivables approximated their book value and are included in operating cash flows on the Consolidated Statements of Cash Flows.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)	Charged to Allowance	Ending Balance
Six months ended June 30, 2025	$2,093	$5,482	$(864)	$6,711
Year ended December 31, 2024	2,724	(146)	(485)	2,093

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Deposits	$1,113	$1,073
Prepaid expenses	10,851	10,223
Supplies	3,153	2,794
Prepaid and other current assets	$15,117	$14,090

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	June 30, 2025	December 31, 2024
Lab and test equipment	$24,111	$24,421
Vehicles	6,565	6,360
Equipment	66,178	60,763
Furniture and fixtures	3,279	3,221
Leasehold improvements	15,093	14,029
Aircraft	12,386	12,386
Building	5,748	5,763
	133,360	126,943
Land	1,089	1,089
Construction in progress	1,526	3,993
Less: Accumulated depreciation	(74,853)	(68,249)
Total property and equipment—net	$61,122	$63,776

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $3.2 million and $6.4 million for the three and six months ended June 30, 2025, respectively, and $4.1 million and $7.0 million for the three and six months ended June 30, 2024, respectively.

6. LEASES

Leases are classified as either finance leases or operating leases based on criteria in Accounting Standard Codification (ASC) 842. The Company has finance leases for its vehicle and equipment leases and operating leases for its real estate space and office equipment leases. The Company’s operating and finance leases generally have original lease terms between 1 year and 15 years, and in some instances include one or more options to renew. The Company includes options to extend the lease term in the initial measurement of leases if the options are reasonably certain of being exercised. The Company currently considers some of its renewal options to be reasonably certain to be exercised. Some leases also include early termination options, which can be exercised under specific conditions. The Company does not have material residual value guarantees or restrictive covenants associated with its leases.

Finance and operating right-of-use (ROU) assets represent the right to use an underlying asset for the lease term, and finance and operating lease liabilities represent the obligation to make lease payments arising from the lease.

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

Certain leases contain variable payments, these payments are expensed as incurred and not included in the Company’s operating lease ROU assets and operating lease liabilities. These amounts primarily include payments for maintenance, utilities, taxes, and insurance and are excluded from the present value of the Company’s lease obligations.

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

The components of lease expense were as follows:

		For the Three Months Ended June 30,
	Statement of Operations Location	2025	2024
Operating lease cost
Lease cost	Selling, general and administrative expense	$3,098	$2,956
Variable lease cost	Selling, general and administrative expense	791	580
Total operating lease cost		$3,889	$3,536

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$2,208	$1,293
Interest on lease liabilities	Interest expense, net	318	204
Total finance lease cost		$2,526	$1,497
Total lease cost		$6,415	$5,033

		For the Six Months Ended June 30,
	Statement of Operations Location	2025	2024
Operating lease cost
Lease cost	Selling, general and administrative expense	$6,235	$5,950
Variable lease cost	Selling, general and administrative expense	1,590	1,036
Total operating lease cost		$7,825	$6,986

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$3,959	$2,571
Interest on lease liabilities	Interest expense, net	577	399
Total finance lease cost		$4,536	$2,970
Total lease cost		$12,361	$9,956

Supplemental cash flows information related to leases was as follows:

	For the Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$7,019	$6,170
Operating cash flows used for interest related to finance leases	498	399
Financing cash flows used in finance leases	2,751	3,103

Lease liabilities arising from new ROU assets:
Operating leases	3,659	9,694
Finance leases	4,647	2,666

Weighted average remaining lease terms and weighted average discount rates were:

	June 30, 2025
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.3	3.6
Weighted average discount rate	4.9%	6.6%

	June 30, 2024
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.4	3.4
Weighted average discount rate	4.4%	6.5%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2025	$6,909	$3,441
2026	11,914	6,094
2027	8,864	4,978
2028	7,121	3,638
2029	5,182	1,805
2030 and thereafter	4,902	256
Total undiscounted future minimum lease payments	$44,892	$20,212
Less imputed interest	(4,684)	(2,239)
Total discounted future minimum lease payments	$40,208	$17,973

7. BUSINESS ACQUISITIONS

During the six months ended June 30, 2025, the Company did not complete any business acquisitions; however, strategic acquisitions remain a core part of the Company's growth strategy.

The Company may be required to make up to $24.6 million in aggregate earn-out payments between the years 2025 and 2027 in connection with certain of its business acquisitions, of which up to $11.5 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $10.3 million may be paid, at the Company’s option, in cash or common stock.

Transaction costs related to previous business combinations totaled $0.3 million and $1.0 million for the three and six months ended June 30, 2025, respectively, and $1.1 million and $3.6 million for the three and six months ended June 30, 2024, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

During the six months ended June 30, 2025, measurement period adjustments of $1.2 million were recorded (Note 8).

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

	For the Three Months Ended June 30,
	2025			2024
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$234,543	$—	$234,543	$173,325	$9,885	$183,210
Net (loss) income	$18,356	$—	$18,356	$(10,170)	$4,033	$(6,137)

	For the Six Months Ended June 30,
	2025			2024
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$412,377	$—	$412,377	$328,650	$20,617	$349,267
Net (loss) income	$(1,003)	$—	$(1,003)	$(23,527)	$6,417	$(17,110)

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2024	$205,231	$118,860	$143,698	$467,789
Acquisitions measurement period adjustments, net of foreign currency translation	1,096	220	(124)	1,192
Balance as of June 30, 2025	$206,327	$119,080	$143,574	$468,981

Amounts related to finite-lived intangible assets are as follows:

June 30, 2025	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$265,132	$150,053	$115,079
Covenants not to compete	41,536	35,217	6,319
Trade names	25,972	24,600	1,372
Proprietary software	30,857	24,938	5,919
Patent	17,479	6,324	11,155
Total other intangible assets, net	$380,976	$241,132	$139,844

December 31, 2024	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$264,477	$138,787	$125,690
Covenants not to compete	41,758	33,898	7,860
Trade names	25,939	23,375	2,564
Proprietary software	28,428	23,489	4,939
Patent	17,479	5,776	11,703
Total other intangible assets, net	$378,081	$225,325	$152,756

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $7.3 million and $15.7 million for the three and six months ended June 30, 2025, respectively, and $7.1 million and $14.6 million for the three and six months ended June 30, 2024, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2025 (remaining)	$14,378
2026	25,492
2027	24,231
2028	18,555
2029	12,407
Thereafter	44,781
Total	$139,844

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accounts payable	$35,638	$33,424
Accrued expenses	13,570	16,190
Other business acquisitions purchase price obligations	415	568
Contract liabilities	12,511	9,297
Other current liabilities	4,513	4,225
Total accounts payable and other accrued liabilities	$66,647	$63,704

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	June 30, 2025	December 31, 2024
Accrued bonuses	$16,580	$14,433
Accrued paid time off	4,238	4,214
Accrued payroll	12,215	11,969
Accrued other	4,272	3,632
Total accrued payroll and benefits	$37,305	$34,248

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (ASC 270), and ASC 740, Income Taxes. The Company’s effective tax rate (ETR) from continuing operations was 5.1% and 135.1% for the three and six months ended June 30, 2025, respectively, and (45.3)% and (16.8)% for the three and six months ended June 30, 2024, respectively. Income tax expense recorded by the Company during the three and six months ended June 30, 2025 was $1.0 million and $3.9 million, respectively. Income tax expense recorded by the Company during the three and six months ended June 30, 2024 was $2.6 million and $3.1 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to items recorded for U.S. GAAP but permanently disallowed for U.S. federal income tax purposes, U.S. Global Intangible Low-taxed Income inclusions, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of June 30, 2025, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained with respect to such jurisdictions.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no uncertain tax positions as of June 30, 2025. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

Subsequent to the end of the second quarter, the One Big Beautiful Bill Act (OBBB Act) was enacted on July 4, 2025 in the United States. The OBBB Act includes several significant provisions, including re-establishing a 100% bonus depreciation deduction, re-establishing rules in calculating business interest expense limitations pursuant to §163(j), changes to the calculation of international tax inclusions, and removing the capitalization requirements for domestic research or experimental (R&E) expenditures paid or incurred in tax years beginning after December 31, 2024. We are currently in process of evaluating the impact of the OBBB Act on our financial results.

12. DEBT

Debt consisted of the following:

	June 30, 2025	December 31, 2024
Term loan facility	$200,000	$189,218
Revolving line of credit	66,545	25,191
Aircraft loan	8,709	9,272
Less deferred debt issuance costs	(2,011)	(997)
Total debt	$273,243	$222,684
Less current portion of long-term debt	(8,688)	(17,866)
Long-term debt, less current portion	$264,555	$204,818

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are netted against the underlying debt balance. These costs are amortized to interest expense over the terms of the underlying debt instruments.

2021 Credit Facility—On April 27, 2021, the Company entered into a Senior Secured Credit Agreement providing for a $300.0 million credit facility comprised of a $175.0 million term loan and a $125.0 million revolving line of credit (2021 Credit Facility), and used a portion of the proceeds from the 2021 Credit Facility to repay all amounts outstanding under the prior credit facility. The revolving line of credit portion of the 2021 Credit Facility included a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2021 Credit Facility were to become due on April 27, 2026. The Company had the option to borrow incremental term loans or request an increase in the aggregate commitments under the revolving line of credit up to an aggregate amount of $150.0 million subject to the satisfaction of certain conditions.

In February 2024, the Company partially exercised its option to request an increase in the aggregate commitments to provide an additional $100.0 million credit availability under the 2021 Credit Facility, comprised of an additional $50.0 million term loan (Additional Term Loan) and an additional $50.0 million in availability under the revolving line of credit.

In February 2025, the 2021 Credit Facility was paid in full via proceeds from the 2025 Credit Facility, as described below. The resulting write-off of the remaining unamortized debt issuance costs from the 2021 Credit Facility amounted to $0.9 million. Total loss on debt extinguishments is recorded in interest expense-net within the condensed consolidated statement of operations for the six months ended June 30, 2025.

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

The 2025 Credit Facility term loan must be repaid in quarterly installments, and shall amortize at a rate of 1.25% per quarter beginning December 31, 2025 through December 31, 2029, with final payment and amortization on February 26, 2030.

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

The Company deferred $2.2 million of debt issuance costs related to the 2025 Credit Facility in the first quarter of 2025. Quarterly installment repayments for the term loan under the 2025 Credit Facility will commence in the fourth quarter of 2025. For the three and six months ended June 30, 2024 quarterly term loan installment repayments under the 2021 Credit Facility were $0.6 million and $3.9 million, respectively.

As of June 30, 2025 and December 31, 2024, the Company’s consolidated total leverage ratio (as defined in the 2025 and 2021 Credit Facility, respectively) was 2.5 times and 2.1 times, respectively, and the Company was in compliance with all covenants under the 2025 and 2021 Credit Facility.

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

The weighted average interest rate on the 2025 Credit Facility and 2021 Credit Facility for the six months ended June 30, 2025, before giving effect to the impact of the interest rate swaps, was 6.2% and after giving effect to the impact of the interest rate swaps, was 5.4%. The weighted average interest rate on the 2021 Credit Facility for the six months ended June 30, 2024, before giving effect to the impact of the interest rate swaps, was 7.4% and after giving effect to the impact of the interest rate swaps, was 3.4%.

The Company’s obligations under the 2025 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

As of June 30, 2025, the Company had the following interest rate swap agreements in place:

Effective date	Expiration date	Notional amount	Fixed rate	Floating rate
5/30/2023	4/27/2026	$70,000,000	3.880%	USD-SOFR
6/5/2024	6/27/2027	$80,000,000	3.270%	USD-SOFR
4/1/2025	4/27/2028	$50,000,000	3.625%	USD-SOFR

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

The following is a schedule of the aggregate annual maturities of long-term debt (excluding current portion) presented on the unaudited condensed consolidated statement of financial position as of June 30, 2025, before deferred debt issuance cost of $2.0 million, based on the terms of the 2025 Credit Facility and the Aircraft Loan:

	2025 Credit Facility
	Term Loan	Revolver	Aircraft Loan	Total
2026	$5,000	$—	$626	$5,626
2027	10,000	—	1,318	11,318
2028	10,000	—	577	10,577
2029	10,000	—	5,000	15,000
2030	157,500	66,545	—	224,045
Total	$192,500	$66,545	$7,521	$266,566

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	June 30, 2025	December 31, 2024
Interest rate swap (1)	$—	$1,544
Total Assets	$—	$1,544

Business acquisitions contingent consideration, current	$17,284	$26,872
Business acquisitions contingent consideration, long-term	$7,346	$6,255
Conversion option	$10,552	$20,224
Interest rate swap (1)	$(88)	$—
Total Liabilities	$35,094	$53,351

_____________________________

(1) Included in other non-current liabilities and other assets in the unaudited condensed consolidated statement of financial position as of June 30, 2025 and audited condensed consolidated statement of financial position as of December 31, 2024, respectively.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option Related to Series A-2 Preferred Stock	Interest Rate Swap	Total Liabilities
Balance as of December 31, 2023	$3,461	$3,461	$3,592	$2,448	$19,017	$—	$25,057
Acquisitions	—	—	4,976	6,137		—	11,113
Changes in fair value included in earnings	(353)	(353)	59	184	553	—	796
Payment of contingent consideration payable	—	—	(1,450)	—		—	(1,450)
Reclass of long term to short term contingent liabilities	—	—	(826)	826		—	—
Balance as of June 30, 2024	$3,108	$3,108	$6,351	$9,595	$19,570	$—	$35,516
Balance as of December 31, 2024	$1,544	$1,544	$26,872	$6,255	$20,224	$—	$53,351
Changes in fair value included in earnings	(1,544)	(1,544)	(252)	1,104	(9,672)	(88)	(8,908)
Payment of contingent consideration payable	—	—	(10,897)	—		—	(10,897)
Reclass of long term to short term contingent liabilities	—	—	13	(13)		—	—
Measurement period adjustment	—	—	1,548	—	—	—	1,548
Balance as of June 30, 2025	$—	$—	$17,284	$7,346	$10,552	$(88)	$35,094

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2034. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2030 (Note 6 and 12).

Other Commitments—The Company has commitments under the 2025 Credit Facility, its Aircraft Loan, its equipment line of credit and its lease obligations (Note 6 and 12). The Company has entered into a purchase contract to purchase a total of $4.9 million of equipment over the course of 7 years that commenced on July 1, 2024, subject to a minimum spending requirement per year, measured from the commencement date and each anniversary thereof. The minimum spend requirement is $0.2 million, $0.4 million, and $0.9 million for 2025, 2026, and 2027, respectively, with the remainder subject to mutual agreement after the first three years. The amount purchased for the three and six months ended June 30, 2025 was $0.2 million.

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

15. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. The Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full on July 30, 2020. Dividends on the Convertible and Redeemable Series A-2 Preferred Stock accrued through the date of the Company’s initial public offering on July 23, 2020, and were added to the principal balance outstanding as of that date. All dividends on the Convertible and Redeemable Series A-2 Preferred Stock after that date have been paid in cash. The Company accrued dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $1.4 million and paid dividends of $2.8 million during the three months ended June 30, 2025 and June 30, 2024. The Company paid dividends of $2.8 million and accrued dividends of $1.4 million during the six months ended June 30, 2025 and paid dividends of $5.6 million during the six months ended June 30, 2024.

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

The Company may, at its option on any one or more dates, redeem all or a minimum portion (the lesser of (i) $25.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock and (ii) all of the Convertible and Redeemable Series A-2 Preferred Stock then outstanding) of the outstanding Convertible and Redeemable Series A-2 Preferred Stock in cash. In January 2024, the Company redeemed $60.0 million in aggregate stated value of the outstanding Convertible and Redeemable Series A-2 Preferred Stock with cash. On April 1, 2025, the Company redeemed $60.0 million in aggregate stated value of the outstanding Series A-2 Preferred Stock with cash on hand and borrowings under the 2025 Credit Facility. As of June 30, 2025, the principle balance of the Convertible and Redeemable Series A-2 Preferred Stock issued and outstanding was $62.2 million, or 5,834 shares.

The Convertible and Redeemable Series A-2 Preferred Stock does not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument is redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company cannot assert it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument is redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classifies the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity. Subsequent adjustment of the carrying value of the instrument is required if the instrument is probable of becoming redeemable. As of June 30, 2025, the Company has determined that a change of control is not probable. Additionally, as of June 30, 2025, the Company has determined that it is not probable that there will be a future conversion request that the Company is unable to settle with authorized and issued shares based on the Company’s current stock price and available shares as well as the Company’s monitoring efforts to ensure there are a sufficient number of shares available to settle any conversion request. Therefore, as of June 30, 2025, the Company has determined that the instrument is not probable of becoming redeemable, and does not believe subsequent adjustment of the carrying value of the instrument will be necessary.

The Convertible and Redeemable Series A-2 Preferred Stock contains a conversion option of the preferred shares to shares of common stock beginning in April 2024. As of June 30, 2025 and December 31, 2024, this conversion embedded feature had a net fair value of $10.6 million and $20.2 million, respectively. The change in net fair value of $(10.0) million and $(9.7) million for the three and six months ended June 30, 2025, respectively, and $0.5 million and $0.6 million for the three and six months ended June 30, 2024, respectively, was recorded to other (income) expense.

See Note 22.

16. STOCKHOLDERS’ EQUITY

Employee Equity Incentive Plans

The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (2017 Plan) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (2013 Plan) (collectively the Plans).

The following number of shares were authorized to be issued and available for grant:

	June 30, 2025
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	8,911,649	2,035,219	10,946,868
Shares available for grant(1)	1,902,947	—	1,902,947

	June 30, 2024
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	7,538,276	2,036,219	9,574,495
Shares available for grant(1)	1,677,508	—	1,677,508

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

17. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period. The Convertible and Redeemable Series A-2 Preferred Stock is considered a participating security during the applicable period. Net losses are not allocated to the Convertible and Redeemable Series A-2 stockholders, as they were not contractually obligated to share in the Company’s losses.

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the if-converted method. Potentially dilutive shares are comprised of awards of restricted stock (RSAs), restricted stock units (RSUs), stock appreciation rights (SARs) and shares of common stock underlying stock options outstanding under the Company's stock incentive plans, as applicable. During the six months ended June 30, 2025 and the three and six months ended June 30, 2024 there is no difference in the number of shares used to calculate basic and diluted shares outstanding during the applicable period due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$18,356	$(10,170)	$(1,003)	$(23,527)
Convertible and Redeemable Series A-2 Preferred Stock dividend	(1,400)	(2,750)	(4,150)	(5,564)
Net income (loss) attributable to common stockholders	16,956	(12,920)	(5,153)	(29,091)
Weighted average common shares outstanding
Weighted average common shares outstanding - basic	35,206	33,318	34,855	31,850
Effect of dilutive stock options	1,103	—	—	—
Effect of dilutive restricted stock	3,259	—	—	—
Effect of dilutive Series A-2 Preferred Stock	3,887	—	—	—
Diluted	43,455	33,318	34,855	31,850
Net income (loss) per share attributable to common stockholders
Basic	$0.48	$(0.39)	$(0.15)	$(0.91)
Diluted	$0.42	$(0.39)	$(0.15)	$(0.91)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2025 because their effect would have been anti-dilutive:

	June 30,
	2025(1)	2024(1)
Stock options	3,504,440	3,179,129
Restricted stock	3,259,117	2,579,982
Series A-2 Preferred Stock (2)	5,353,478	3,317,141
SARs(3)	—	3,000,000

_____________________________

(1) Includes 2,307,646 and 6,782,913 common stock equivalents that are out of the money as of June 30, 2025 and June 30, 2024, respectively.

(2) The share increase is due to a higher number of common stock equivalents related to the Series A-2 Preferred Stock conversion option due to lower share price of the Company's common stock of $21.89 as of June 30, 2025, compared to $44.56 as of June 30, 2024, partially offset by the decrease in aggregate stated value of the outstanding Series A-2 Preferred Stock as of June 30, 2025 as compared to June 30, 2024.

(3) 2021 Performance SARs were cancelled effective as of December 31, 2024.

18. STOCK-BASED PLANS AND COMPENSATION

There were no stock-based compensation expenses related to the 2013 Plan in the three and six months ended June 30, 2025 and 2024. Total stock-based compensation expense related to the 2017 Plan was as follows:

	Three Months Ended June 30,
	2025			2024
	Options	RSUs	Total	Options	RSUs	SARs	Total
Cost of revenue	$210	$961	$1,171	$355	$845	$—	$1,200
Selling, general and administrative expense	253	9,410	9,663	787	7,554	2,290	10,631
Total	$463	$10,371	$10,834	$1,142	$8,399	$2,290	$11,831

	Six Months Ended June 30,
	2025			2024
	Options	RSUs	Total	Options	RSUs	SARs	Total
Cost of revenue	$399	$3,043	$3,442	$629	$1,482	$—	$2,111
Selling, general and administrative expense	503	20,612	21,115	1,576	14,836	4,580	20,992
Total	$902	$23,655	$24,557	$2,205	$16,318	$4,580	$23,103

As of June 30, 2025 and June 30, 2024, there was $65.1 million and $109.6 million, respectively, of total unrecognized stock-based compensation expense related to unvested options, restricted stock and SARs granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average 2.1 year period. The 2021 Performance SARs were cancelled effective as of December 31, 2024, and as such, there was no related expense in the three and six months ended June 30, 2025.

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units

RSAs and RSUs activity was as follows:

	Six Months Ended June 30,
	2025		2024
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Beginning outstanding shares	2,617,059		2,468,722
Granted	1,298,765	$17.65	289,155	$40.58
Forfeited/ cancelled	(59,042)	$28.85	(27,953)	$37.62
Vested	(597,665)	$26.80	(149,942)	$37.49
Ending outstanding shares	3,259,117		2,579,982

Options

The following summarizes the options activity of the 2017 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2023	2,516,272	$30.92	$15.95	7.0	$13,825
Forfeited/ cancelled	(48,765)	38.87	—	—	—
Expired	(19,720)	45.55	—	—	—
Exercised	(47,948)	27.05	—	—	663
Outstanding as of June 30, 2024	2,399,839	$30.72	$16.27	7.0	$14,488
Outstanding as of December 31, 2024	2,345,207	$30.62	16.32	6.0	776
Forfeited/ cancelled	(35,795)	41.32	—	—	—
Expired	(50,150)	36.06	—	—	—
Outstanding as of June 30, 2025	2,259,262	$30.33	$16.32	5.5	$4,355
Exercisable as of June 30, 2025	2,006,686	$28.92		5.3	$4,355

Stock Appreciation Rights— As of June 30, 2024, there were 3,000,000 2021 Performance SARs outstanding under the 2017 Plan. These SARs represented the right to receive, upon exercise, a payment equal to the excess of (a) the fair market value of one share of the Company’s common stock, over (b) an exercise price of $66.79, payable, at the Company’s election, in cash or shares of common stock. The 2021 Performance SARs were cancelled effective December 31, 2024 and all remaining unamortized expense was recognized at the effective time of cancellation.

Montrose Amended & Restated 2013 Stock Option Plan

The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2023	792,191	$6.40	$2.16	2.4	$20,380
Exercised	(12,901)	6.08
Outstanding as of June 30, 2024	779,290	$6.41	$2.20	1.9	$29,730
Outstanding as of December 31, 2024	680,889	$6.49	2.51	1.5	8,211
Expired	(1,000)	6.03	—	—	—
Exercised	(8,895)	8.59	—	—	10,351
Outstanding as of June 30, 2025	670,994	$6.46	$2.51	1.0	$10,351
Exercisable as of June 30, 2025	670,994	$6.46		1.0	$10,351

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	June 30,
	2025	2024
Montrose 2013 Stock Incentive Plan	670,994	779,290
Montrose 2017 Stock Incentive Plan(1)	7,421,326	9,657,329
	8,092,320	10,436,619

(1) In January 2025 and 2024, the Board of Directors ratified the addition of 1,372,373 and 1,207,563 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards. Shares reserved for future issuance as of June 30, 2024 include 3,000,000 shares underlying the 3,000,000 2021 Performance SARs, which were cancelled effective as of December 31, 2024.

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

Segment Revenues, Segment Expenses and Segment Adjusted EBITDA were as follows:

	Three Months Ended June 30,
	2025			2024
(in thousands)	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA
Assessment, Permitting and Response	$103,943	$76,388	$27,555	$53,444	$40,823	$12,621
Measurement and Analysis	62,795	44,497	18,298	54,812	42,453	12,359
Remediation and Reuse	67,805	57,775	10,030	65,069	56,140	8,929
Total Reportable Segments	$234,543		$55,883	$173,325		$33,909

	Six Months Ended June 30,
	2025			2024
(in thousands)	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA
Assessment, Permitting and Response	$157,063	$118,936	$38,127	$112,024	$83,123	$28,901
Measurement and Analysis	121,825	89,754	32,071	100,306	81,443	18,863
Remediation and Reuse	133,489	117,532	15,957	116,320	102,380	13,940
Total Reportable Segments	$412,377		$86,155	$328,650		$61,704

Presented below is a reconciliation of the Company’s segment measure to income (loss) before expense from income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total Reportable Segments	$55,883	$33,909	$86,155	$61,704
Corporate and Other	(16,298)	(10,593)	(27,540)	(21,466)
Interest expense, net	(4,768)	(3,976)	(9,833)	(7,282)
Depreciation and amortization	(12,763)	(12,515)	(26,057)	(24,168)
Stock-based compensation	(10,834)	(11,831)	(24,557)	(23,103)
Acquisition costs (1)	(325)	(1,082)	(1,036)	(3,607)
Fair value changes in financial instruments	9,256	(1,202)	8,040	(905)
Fair value changes in business acquisition contingencies	(354)	(136)	(831)	(242)
Expenses related to financing transactions	(297)	(95)	(274)	(239)
Discontinued Specialty Lab(2)	—	—	—	(596)
Other losses or expenses(3)	(156)	(30)	(1,211)	(511)
Income (loss) before expense from income taxes	$19,344	$(7,551)	$2,856	$(20,415)

__________________________

(1) Includes financial and tax diligence, consulting, legal, valuation, accounting, travel and acquisition-related incentives related to our acquisition and integration activity.

(2) Amounts consist of operating losses before depreciation related to the Discontinued Specialty Lab.

(3) The three and six months ended June 30, 2025 consist primarily of non-recurring costs incurred to restructure the Company's renewable energy business, third party expenses associated with the independent review and analysis of assertions in a short seller report regarding the Company, and costs to centralize certain back-office functions. The three and six months ended June 30, 2024 consists of costs associated with a lease abandonment.

The following table presents revenues by geographic location:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
United States	$199,011	$137,012	$344,947	$265,854
Canada	27,699	28,597	52,348	49,878
Other international	7,833	7,716	15,082	12,918
Total revenue	$234,543	$173,325	$412,377	$328,650

The following table presents long-lived assets by geographic location:

	June 30,	December 31,
	2025	2024
United States	$55,087	$57,730
Canada	4,900	5,070
Other international	1,135	976
Total property and equipment—net	$61,122	$63,776

20. RELATED-PARTY TRANSACTIONS

The Company did not have any material related party transactions during the three and six months ended June 30, 2025 and June 30, 2024.

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the 401(k) Savings Plan). As of June 30, 2025, and December 31, 2024, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 5.0% of the participant’s compensation. Employer contributions under the 401(k) Savings Plan were $2.4 million and $5.2 million for the three and six months ended June 30, 2025, respectively, and $8.9 million and $11.6 million for the three and six months ended June 30, 2024, respectively.

22. SUBSEQUENT EVENTS

On July 1, 2025, the Company redeemed the remaining $62.2 million in aggregate stated value of the outstanding Series A-2 Preferred Stock and paid $1.4 million accrued dividends in cash. The Company funded the redemption with cash on hand and borrowings under the 2025 Credit Facility. The remaining $10.6 million of fair value of the conversion option was recorded in other income.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity, capital resources and other financial and operating information. We use words such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “position,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this filing. All of our forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we are expecting, including:

•
general global economic, business and other conditions, including inflationary and interest rate pressures and tariffs and other trade tensions, the cyclical nature of our industry and the significant fluctuations in events that impact our business;
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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results or outcomes may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025, or the 2024 Form 10-K, as supplemented in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, or the Q1 2025 Form 10-Q.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and six months ended June 30, 2025 and June 30, 2024 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2024 Form 10-K and Part II, Item 1A. Risk Factors in the Q1 2025 Form 10-Q.

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

Acquisitions

Although we have temporarily paused acquisitions, we have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada, Europe and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Revenues in thousands)	2025	2024	2025	2024
Acquisitions completed	—	2	—	4
Revenues attributable to acquisitions completed in the period	$—	$7,700	$—	$11,600
Percentage of revenues	0.0%	4.4%	0.0%	3.5%

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

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn-outs could be significant. The amount of each for the three and six months ended June 30, 2025 and June 30, 2024, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Amortization expense	$7,326	$7,137	$15,716	$14,566
Acquisition-related costs	325	1,082	1,036	3,607
Fair value changes in business acquisition contingencies	(354)	(136)	(831)	(242)

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

During the three months ended June 30, 2025, we made contingent consideration payments of $4.0 million in cash related to earn-out payments for Epic Environmental Pty Ltd (Epic). During the three months ended June 30, 2024 no contingent consideration payments were made.

During the six months ended June 30, 2025, we made the contingent consideration payments of $10.6 million for Epic and SensibleIoT, LLC (Sensible), of which $4.0 million was paid in cash, and the remaining $6.6 million was paid in the Company's common stock. During the six months ended June 30, 2024, we made earn-out payments of $1.5 million in connection with our acquisition of Huco Consulting, Inc., of which, $0.4 million was paid in cash, and the remaining $1.1 million in the Company's common stock.

In connection with certain of our acquisitions, we may make up to $24.6 million in aggregate earn-out payments between the years 2025 and 2027, of which up to $11.5 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $10.3 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

Revenue Mix

Our segments and our business lines within each segment generate different levels of profitability and, accordingly, shifts in the mix of revenues between segments can impact our consolidated reported net income or loss, net income or loss margin, Segment Adjusted EBITDA and

Segment Adjusted EBITDA margin from quarter to quarter and year to year. Inter-company revenues between business lines within segments have been eliminated. See Note 19 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 “Financial Statements.”

Our revenues and certain expenses, including selling, general and administrative expense, vary from period to period due primarily to changes in organic growth, the incremental contribution from recent acquisitions and strategic decisions we may make from time to time. When we refer to changes driven by organic growth, we are referring to the contribution from businesses that have been part of Montrose for more than 12 months, with certain limited exclusions as discussed in greater detail above. In a given reporting period, when we refer to revenue changes driven by acquisitions, we are referring to the revenue contribution from any acquisition from its closing date through the first 12 months of that acquisition, at which point any subsequent revenue contribution therefrom would be organic.

Financing Costs

Total debt at June 30, 2025 was $273.2 million net of deferred debt issuance costs, which was an increase of $50.6 million compared to December 31, 2024. The increase is primarily driven by the additional usage of our revolving line of credit, under which borrowings increased by $41.4 million, including in connection with the $60.0 million partial redemption of the series A-2 preferred stock in April 2025, which was partially funded by incremental borrowings under our revolving credit facility, and the refinanced term loan in connection with the 2025 Credit Facility, which increased the aggregate amount outstanding by approximately $10.8 million.

Interest expense, net was $4.8 million and $9.8 million in the three and six months ended June 30, 2025, respectively, and $4.0 million and $7.3 million in the three and six months ended June 30, 2024, respectively. We expect interest expense to remain a significant cost as we continue to leverage our credit facility to support our operations and future acquisitions.

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

Seasonality

Because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on annual results. Additionally, due to the field-based nature of certain of our services, weather patterns generally impact our field-based teams’ ability to operate in the winter months. As a result, our operating results in our Measurement and Analysis segment and our Remediation and Reuse segment, experience some quarterly variability with generally lower revenues and lower earnings in the first and fourth quarters and typically higher overall revenues and earnings in the second and third quarters. As we continue to grow and expand into new geographies and service lines, quarterly variability in our Measurement and Analysis and Remediation and Reuse segments may deviate from historical trends.

Earnings Volatility

In addition to the impact of seasonality on earnings, our emergency response business exposes us to potentially significant revenue and earnings fluctuations tied to large environmental emergency response projects following an incident or natural disaster or more broad scale events. Total revenue from emergency response related services was $48.5 million and $12.9 million for the three months ended June 30, 2025 and 2024, respectively, and $62.4 million and $28.6 million for the six months ended June 30, 2025 and 2024, respectively. The higher than normal emergency response revenue in the second quarter of 2025 was primarily driven by one large emergency response project. Demand for environmental emergency response services remains difficult to predict and as a result, revenues and earnings in the current and prior years may not be indicative of future results, making those periods particularly difficult comparisons for future periods. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on annual results.

Results of Operations

The Three And Six Months Ended June 30, 2025 Compared to the Three And Six Months Ended June 30, 2024

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues	$234,543	$173,325	$412,377	$328,650
Cost of revenues (exclusive of depreciation and amortization)	132,802	104,086	241,208	200,643
Selling, general and administrative expense	73,683	59,239	139,915	116,313
Fair value changes in business acquisition contingencies	354	136	831	242
Depreciation and amortization	12,763	12,515	26,057	24,168
Income (loss) from operations	14,941	(2,651)	4,366	(12,716)
Other income (expense), net	9,171	(924)	8,323	(417)
Interest expense, net	(4,768)	(3,976)	(9,833)	(7,282)
Income (loss) before income taxes	19,344	(7,551)	2,856	(20,415)
Income tax expense	988	2,619	3,859	3,112
Net income (loss)	18,356	(10,170)	(1,003)	(23,527)
Series A-2 dividend payment	(1,400)	(2,750)	(4,150)	(5,564)
Net income (loss) attributable to common stockholders	$16,956	$(12,920)	$(5,153)	$(29,091)

Weighted average common shares outstanding
Basic	35,206	33,318	34,855	31,850
Diluted	43,455	33,318	34,855	31,850

Net income (loss) per share attributable to common stockholders
Basic	$0.48	$(0.39)	$(0.15)	$(0.91)
Diluted	$0.42	$(0.39)	$(0.15)	$(0.91)

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Revenues	$234,543	$173,325	$61,218	35.3%	$412,377	$328,650	$83,727	25.5%

Revenue for the three months ended June 30, 2025 increased $61.2 million or 35.3% as compared to the three months ended June 30, 2024. The increase was primarily driven by $35.6 million higher emergency response revenue, strong organic growth of $17.1 million driven primarily by the Assessment, Permitting and Response and Measurement and Analysis segments, and $9.1 million of additional revenue from acquisitions. Environmental emergency response revenues were $48.5 million in the three months ended June 30, 2025, compared to $12.9 million in the three months ended June 30, 2024.

Revenue for the six months ended June 30, 2025 increased $83.7 million or 25.5% as compared to the six months ended June 30, 2024. The increase was primarily driven by a $33.8 million higher emergency response revenue, strong organic growth of $28.4 million across all three segments, and $22.5 million of additional revenue from acquisitions. Revenue from environmental response was $62.4 million in the six months ended June 30, 2025 compared to $28.6 million in the six months ended June 30, 2024.

See “—Segment Results of Operations” below for revenue by segment analysis.

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Cost of revenues (exclusive of depreciation and amortization)	$132,802	$104,086	$28,716	27.6%	$241,208	$200,643	$40,565	20.2%
Cost of revenue as a % of revenue	56.6%	60.1%			58.5%	61.1%

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment purchases, and rental and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

Cost of revenues for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 increased by $28.7 million or 27.6% driven primarily by the increase in revenues. Cost of revenues as a percentage of revenue for the three months ended June 30, 2025 was 56.6%, compared to 60.1% for the three months ended June 30, 2024. This improvement was driven primarily by high margin emergency response revenues in our Assessment, Permitting and Response segment and operating leverage across all business lines within our Measurement and Analysis businesses.

Cost of revenues for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased by $40.6 million or 20.2% driven primarily by the increase in revenues. Cost of revenues as a percentage of revenue for the six months ended June 30, 2025 was 58.5%, compared to 61.1% for the six months ended June 30, 2024. This improvement was a result of similar drivers as those in the three months ended June 30, 2025.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Selling, general and administrative expense	$73,683	$59,239	$14,444	24.4%	$139,915	$116,313	$23,602	20.3%

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

Selling, general and administrative expense for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 increased $14.4 million or 24.4% primarily due to an increase of $8.9 million in labor costs, mainly driven by a $6.0 million increase in bonus accrual as a result of better than expected performance in the second quarter, and a $4.8 million increase in bad debt expense primarily driven by aged receivables from the City of Tustin. Selling, general and administrative expense as a percentage of revenues decreased to 31.4% from 34.2% in the comparable period.

Selling, general and administrative expense for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased $23.6 million or 20.3% primarily due to an increase of $14.9 million in labor costs mainly driven by a $7.9 million increase in bonus accrual, and a $6.1 million increase in bad debt expense, driven by the same factor described above. Selling, general and administrative expense as a percentage of revenues decreased to 33.9% from 35.4% in the comparable period.

See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Depreciation and amortization	$12,763	$12,515	$248	2.0%	$26,057	$24,168	$1,889	7.8%

The increase in depreciation of property and equipment and the amortization of intangible assets and finance leases in both the three and six months ended June 30, 2025 was primarily driven by higher property and equipment balances during the applicable periods. See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Other income (expense), net	$9,171	$(924)	$10,095	(1093%)	$8,323	$(417)	$8,740	(2096%)

Other income (expense), net for the three months ended June 30, 2025 was comprised of a fair value gain of $10.0 million related to the Series A-2 preferred stock conversion option, partially offset by losses of $0.7 million related to a fair value adjustment on our interest rate swaps. Other income (expense), net for the three months ended June 30, 2024 was comprised of losses related to fair value adjustments on our interest rate swaps of $0.7 million and the Series A-2 preferred stock conversion option of $0.5 million, partially offset by $0.3 million of other non-operating income.

Other income (expense), net for the six months ended June 30, 2025 was comprised of a fair value gain of $9.7 million related to the Series A-2 preferred stock conversion option, partially offset by losses of $1.6 million related to a fair value adjustment on our interest rate swaps. Other income (expense), net for the six months ended June 30, 2024 was comprised of losses related to fair value adjustments on the Series A-2 preferred stock conversion option of $0.6 million and on our interest rate swaps of $0.4 million, partially offset by $0.5 million of other non-operating income.

See Notes 13 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Interest expense, net	$(4,768)	$(3,976)	$(792)	19.9%	$(9,833)	$(7,282)	$(2,551)	35.0%

Interest expense, net for the three and six months ended June 30, 2025 and 2024 increased primarily as a result of higher interest rates and higher debt balances. Interest expense in the six months ended June 30, 2025 was also impacted by the write off of deferred debt issuance costs of $0.9 million as a result of the refinancing of our senior credit facility in February 2025.

Weighted average interest rates as of June 30, 2025 and June 30, 2024 were 6.2% and 7.4%, respectively. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Income tax expense	$988	$2,619	$(1,631)	(62.3%)	$3,859	$3,112	$747	24.0%

The income tax expense for the three months ended June 30, 2025 decreased compared to the three months ended June 30, 2024 primarily as a result of the tax expense having previously been recorded as of Q1 2025 as a result of an overall increase in pretax book income compared to that recorded as of June 30, 2024.

The income tax expense for the six months ended June 30, 2025 increased compared to the six months ended June 30, 2024 primarily as a result of an overall increase in the net deferred tax liability recorded as of June 30, 2025 relative to June 30, 2024, in addition to an increase in pretax book income as of June 30, 2025 relative to June 30, 2024.

Segment Results of Operations

The Three And Six Months Ended June 30, 2025 Compared to the Three And Six Months Ended June 30, 2024

	Three Months Ended June 30,
	2025			2024
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$103,943	$27,555	26.5%	$53,444	$12,621	23.6%
Measurement and Analysis	62,795	18,298	29.1	54,812	12,359	22.5
Remediation and Reuse	67,805	10,030	14.8	65,069	8,929	13.7
Total Reportable Segments	$234,543	$55,883	23.8%	$173,325	$33,909	19.6%
Corporate and Other		$(16,298)	(6.9)%		$(10,593)	(6.1)%

	Six Months Ended June 30,
	2025			2024
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$157,063	$38,127	24.3%	$112,024	$28,901	25.8%
Measurement and Analysis	121,825	32,071	26.3	100,306	18,863	18.8
Remediation and Reuse	133,489	15,957	12.0	116,320	13,940	12.0
Total Reportable Segments	$412,377	$86,155	20.9%	$328,650	$61,704	18.8%
Corporate and Other		$(27,540)	(6.7)%		$(21,466)	(6.5)%

(1)
For purposes of evaluating segment profit, the Company’s Chief Operating Decision Maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”
(2)
Represents Segment Adjusted EBITDA as a percentage of segment revenues.

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Assessment, Permitting and Response	$103,943	$53,444	$50,499	94.5%	$157,063	$112,024	$45,039	40.2%
Measurement and Analysis	62,795	54,812	7,983	14.6	121,825	100,306	21,519	21.5
Remediation and Reuse	67,805	65,069	2,736	4.2	133,489	116,320	17,169	14.8
Total Reportable Segments	$234,543	$173,325	$61,218	35.3%	$412,377	$328,650	$83,727	25.5%

Assessment, Permitting and Response segment revenues for the three and six months ended June 30, 2025 increased compared to the three and six months ended June 30, 2024 due to an increase in revenues from environmental emergency responses of $35.6 million and $33.8 million, respectively, organic growth within our non-response consulting and advisory services of $12.0 million and $5.4 million, respectively, and $2.8 million and $5.8 million, respectively, from acquisitions.

Measurement and Analysis segment revenues for the three and six months ended June 30, 2025 increased compared to the three and six months ended June 30, 2024 as a result of strong organic growth of $4.9 million and $13.4 million, respectively, and additional revenue from acquisitions of $3.7 million and $9.2 million, respectively.

Remediation and Reuse segment revenues for the three and six months ended June 30, 2025 increased compared to the three and six months ended June 30, 2024, as a result of organic growth of $0.2 million and $9.6 million, respectively, and additional revenue from acquisitions of $2.5 million and $7.6 million, respectively.

Segment Adjusted EBITDA

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2025	2024	$	Margin %	2025	2024	$	Margin %
Assessment, Permitting and Response	$27,555	$12,621	$14,934	2.9%	$38,127	$28,901	$9,226	(1.5)%
Measurement and Analysis	18,298	12,359	5,939	6.6	32,071	18,863	13,208	7.5
Remediation and Reuse	10,030	8,929	1,101	1.1	15,957	13,940	2,017	(0.0)
Total Reportable Segments	$55,883	$33,909	$21,974	4.3%	$86,155	$61,704	$24,451	2.1%
Corporate and Other	$(16,298)	$(10,593)	$(5,705)		$(27,540)	$(21,466)	$(6,074)

Assessment, Permitting and Response Segment Adjusted EBITDA for the three and six months ended June 30, 2025 increased compared to the three and six months ended June 30, 2024 primarily as a result of higher revenues. Segment Adjusted EBITDA margin increased for the three months ended June 30, 2025 due to higher margin emergency response projects, and decreased for the six months ended June 30, 2025 due to project mix, when compared to prior year period.

Measurement and Analysis Segment Adjusted EBITDA, for the three and six months ended June 30, 2025 increased compared to the three and six months ended June 30, 2024 as a result of higher revenues driven by organic growth and higher Segment Adjusted EBITDA margin driven by the benefits of improved operating performance.

Remediation and Reuse Segment Adjusted EBITDA for the three and six months ended June 30, 2025 increased compared to the three and six months ended June 30, 2024 due to higher revenues.

Corporate and other costs for the three and six months ended June 30, 2025 when compared to the three and six months ended June 30, 2024 increased primarily due to higher bonus accrual of $5.1 million and $6.0 million, respectively, driven in part by an outperformance in the second quarter of 2025, as well as higher outside service costs of $0.9 million related to an IT migration, and, in the three months ended June 30, 2025, the timing of audit expenses.

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

Our principal sources of liquidity have been borrowings under our credit facilities, other borrowing arrangements, proceeds from the issuance of common and preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and to make capital expenditures. Historically, our cash needs also included the payment of dividends on our Series A-2 preferred stock. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. We may make up to $24.6 million in aggregate earn-out payments between the years 2025 and 2027 in connection with the acquisitions of Sensible, Vandrensning, Epic, Spirit and Origins, of which up to $11.5 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $10.3 million may be paid in cash or, at our option, in common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.” As of June 30, 2025, we had $232.3 million available under the 2025 Credit Facility (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations), and $10.5 million of cash on hand. In April and July 2025, we redeemed the remaining $122.2 million in aggregate stated value of the outstanding Series A-2 Preferred Stock using cash and borrowings under our revolving line of credit.

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our credit facility. We believe these sources will be sufficient to fund our cash needs for the short- and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$27,398	$(21,127)
Investing activities	(7,932)	(87,937)
Financing activities	(21,261)	102,829
Change in cash, cash equivalents and restricted cash	$(1,795)	$(6,235)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the six months ended June 30, 2025, net cash provided by operating activities was $27.4 million compared to net cash used in operating activities of $21.1 million for the six months ended June 30, 2024. The period-over-period increase of $48.5 million was primarily due to an increase in cash earnings before non-cash items of $22.5 million for the six months ended June 30, 2025 compared to the same period of the prior year, and improved working capital performance, reflecting a $21.9 million lower cash outflow compared to the prior year.

Working capital (which excludes contingent consideration payments and changes in right-of-use assets) increased by $26.2 million in the six months ended June 30, 2025, primarily due to a seasonal increase in accounts receivable of $27.4 million, partially offset by a $3.1 million increase in accrued payroll.

Working capital increased by $48.1 million in the six months ended June 30, 2024, primarily due to an increase in account receivable of $38.0 million and a $7.9 million decrease in accrued payroll.

Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $7.9 million, driven by cash paid for the purchases of property and equipment of $5.1 million, and $2.8 million in proprietary software development costs.

For the six months ended June 30, 2024, net cash used in investing activities was $87.9 million, driven by cash paid for the acquisitions of Epic, 2DOT, ETA, and Paragon, net of cash acquired of $70.3 million, as well as $17.9 million in purchases of property and equipment, and $1.7 million in proprietary software development costs.

Financing Activities

For the six months ended June 30, 2025, net cash used in financing activities was $21.3 million. Cash used in financing activities was driven by repayments of borrowing of $364.5 million, a partial redemption of the Series A-2 preferred stock of $60.0 million, a payment for contingent consideration of $4.4 million, repayments of finance leases of $6.1 million, dividends on the Series A-2 preferred stock of $2.8 million, and payment of financing cost of $2.0 million, partially offset by borrowing under our credit facility of $416.0 million.

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

Stock Repurchase Program

On May 7, 2025, the Company announced that its Board of Directors has approved a stock repurchase program of up to $40.0 million. The repurchase program does not have a set expiration date. The Company did not make any stock repurchases in the three months ended June 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of June 30, 2025, which factors in our interest rate swaps on $200.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolving line of credit would impact our annual income (loss) before income taxes by approximately $0.8 million.

Inflation Risk

We experienced, and continue to experience, higher labor and significantly higher travel and other direct costs in the fiscal years ended December 31, 2023 and December 31, 2024 as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. In the six months ended June 30, 2025, we also experienced, and continue to experience, higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and although inflation has increased our Selling, general and administrative expense in the six months ended June 30, 2025, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Exchange Risk

Foreign exchange risk exposure arises because we conduct a portion of our business in currencies not denominated in U.S. dollars, most notably in, Canada, Australia and Europe. Our exposure to this risk has increased significantly due to our acquisitions of Paragon and Matrix in Canada, EPIC in Australia, and to a lesser extent, Vandrensning in Europe. As such, our future operating results are exposed to changes in exchange rates. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, the translation of certain foreign denominated assets and liabilities into U.S. dollars, and the collection or payment of previously recognized assets and liabilities can be positively or negatively affected by changes in exchange rates. A 1.0% increase or decrease in the U.S. dollar exchange rate would impact revenues by approximately $1.6 million and would have a negligible impact on annual net (loss) income.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from the risk factors disclosed in our 2024 Form 10-K, as supplemented by the Q1 2025 Form 10-Q. The risks described in those filings, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Montrose Environmental Group, Inc., filed on May 9, 2025.(a)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

** Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(a) Previously filed on May 9, 2025 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Montrose Environmental Group, Inc.

Date: August 7, 2025	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer