Form 10-Q
period 2025-09-30
Montrose Environmental Group, Inc.
filed 2025-11-05
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 35,337,667 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash, cash equivalents and restricted cash	$6,736	$12,935
Accounts receivable, net	165,314	158,883
Contract assets	68,743	52,091
Prepaid and other current assets	15,185	14,090
Total current assets	255,978	237,999
Non-current assets
Property and equipment, net	62,952	63,776
Operating lease right-of-use asset, net	34,850	39,755
Finance lease right-of-use asset, net	24,489	19,643
Goodwill	469,025	467,789
Other intangible assets, net	132,849	152,756
Other assets	5,539	8,635
Total assets	$985,682	$990,353
Liabilities, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$64,514	$63,704
Accrued payroll and benefits	46,299	34,248
Business acquisitions contingent consideration, current	15,609	26,872
Current portion of operating lease liabilities	10,574	11,345
Current portion of finance lease liabilities	6,149	4,627
Current portion of long-term debt	11,209	17,866
Total current liabilities	154,354	158,662
Non-current liabilities
Business acquisitions contingent consideration, long-term	7,810	6,255
Other non-current liabilities	7,018	5,550
Deferred tax liabilities, net	16,373	13,312
Conversion option related to Series A-2 Preferred Stock	—	20,224
Operating lease liability, net of current portion	26,712	30,880
Finance lease liability, net of current portion	12,281	11,460
Long-term debt, net of deferred financing fees	302,415	204,818
Total liabilities	$526,963	$451,161
Commitments and contingencies
Convertible and redeemable series A-2 preferred stock $0.0001 par value
Authorized, issued and outstanding shares: 0 and 11,667 at September 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $0.0 million and $122.2 million September 30, 2025 and December 31, 2024, respectively	—	92,928
Stockholders’ equity:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at September 30, 2025 and December 31, 2024; issued and outstanding shares: 35,318,532 and 34,309,788 at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	728,028	721,067
Accumulated deficit	(265,295)	(272,670)
Accumulated other comprehensive loss	(4,014)	(2,133)
Total stockholders’ equity	458,719	446,264
Total liabilities, convertible and redeemable series A-2 preferred stock and stockholders’ equity	$985,682	$990,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$224,888	$178,687	$637,265	$507,337
Cost of revenues (exclusive of depreciation and amortization shown below)	136,284	105,596	377,492	306,239
Selling, general and administrative expense	65,696	60,869	205,611	177,182
Fair value changes in business acquisition contingencies	13	143	844	385
Depreciation and amortization	12,958	13,240	39,015	37,408
Income (loss) from operations	9,937	(1,161)	14,303	(13,877)
Other income (expense), net	10,761	(3,898)	19,084	(4,314)
Interest expense, net	(5,039)	(4,137)	(14,872)	(11,420)
Total other income (expense), net	5,722	(8,035)	4,212	(15,734)
Income (loss) before expense from income taxes	15,659	(9,196)	18,515	(29,611)
Income tax expense	7,281	1,368	11,140	4,480
Net income (loss)	$8,378	$(10,564)	$7,375	$(34,091)

Equity adjustment from foreign currency translation	(270)	(70)	(1,881)	(70)
Comprehensive income (loss)	8,108	(10,634)	5,494	(34,161)

Weighted average common shares outstanding
Basic	35,300	34,242	35,003	32,647
Diluted	39,935	34,242	39,547	32,647
Net income (loss) per share attributable to common stockholders
Basic	$0.24	$(0.39)	$0.09	$(1.30)
Diluted	$0.21	$(0.39)	$0.08	$(1.30)
Net income (loss) attributable to common stockholders
Net income (loss)	$8,378	$(10,564)	$7,375	$(34,091)
Convertible and redeemable series A-2 preferred stock dividend	—	(2,750)	(4,150)	(8,314)
Net income (loss) attributable to common stockholders	$8,378	$(13,314)	$3,225	$(42,405)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2023	17,500	$152,928	30,190,231	$—	$531,831	$(210,356)	$(223)	$321,252
Net loss	—	—	—	—	—	(13,357)	—	(13,357)
Stock-based compensation	—	—	—	—	11,272	—	—	11,272
Redemption of Series A-2 preferred stock	(5,833)	(60,000)	—	—	—	—	—	-
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(2,814)	—	—	(2,814)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	171,647	—	487	—	—	487
Acquisitions consideration paid in common stock	—	—	220,734	—	6,580	—	—	6,580
Acquisitions contingent consideration paid in common stock	—	—	35,250	—	1,087	—	—	1,087
Accumulated other comprehensive loss	—	—	—	—	—	—	(35)	(35)
Balance at March 31, 2024	11,667	$92,928	30,617,862	$—	$548,443	$(223,713)	$(258)	$324,472
Net loss	—	—	—	—	—	(10,170)	—	(10,170)
Stock-based compensation	—	—	—	—	11,831	—	—	11,831
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(2,750)	—	—	(2,750)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	39,144	—	888	—	—	888
Issuance of common stock pursuant to follow-on offering	—	—	3,450,000	—	121,776	—	—	121,776
Acquisitions contingent consideration paid in common stock	—	—	61,707	—	2,691	—	—	2,691
Accumulated other comprehensive income	—	—	—	—	—	—	35	35
Balance at June 30, 2024	11,667	$92,928	34,168,713	$—	$682,879	$(233,883)	$(223)	$448,773
Net loss	—	—	—	—	—	(10,564)	—	(10,564)
Stock-based compensation	—	—	—	—	11,763	—	—	11,763
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(2,750)	—	—	(2,750)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	96,827	—	598	—	—	598
Acquisitions contingent consideration paid in common stock	—	—	30,953	—	1,441	—	—	1,441
Accumulated other comprehensive loss	—	—	—	—	—	—	(70)	(70)
Balance at September 30, 2024	11,667	$92,928	34,296,493	$—	$693,931	$(244,447)	$(293)	$449,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2024	11,667	$92,928	34,309,778	$—	$721,067	$(272,670)	$(2,133)	$446,264
Net loss	—	—	—	—	—	(19,359)	—	(19,359)
Stock-based compensation	—	—	—	—	13,723	—	—	13,723
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(2,750)	—	—	(2,750)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	473,974	—	61	—	—	61
Acquisitions contingent consideration paid in common stock	—	—	323,834	—	6,558	—	—	6,558
Accumulated other comprehensive loss	—	—	—	—	—	—	(353)	(353)
Balance at March 31, 2025	11,667	$92,928	35,107,586	$—	$738,659	$(292,029)	$(2,486)	$444,144
Net income	—	—	—	—	—	18,356	—	18,356
Stock-based compensation	—	—	—	—	10,834	—	—	10,834
Redemption of Series A-2 preferred stock	(5,833)	(60,000)	—	—	—	—	—	—
Adjustment of preferred stock issuance costs	—	864	—	—	(864)	—	—	(864)
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	(1,400)	—	—	(1,400)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	132,586	—	16	—	—	16
Acquisitions contingent consideration paid in common stock	—	—	32,064	—	440	—	—	440
Accumulated other comprehensive loss	—	—	—	—	—	—	(1,258)	(1,258)
Balance at June 30, 2025	5,834	$33,792	35,272,236	$—	$747,685	$(273,673)	$(3,744)	$470,268
Net income	—	—	—	—	—	8,378	—	8,378
Stock-based compensation	—	—	—	—	9,220	—	—	9,220
Redemption of Series A-2 preferred stock	(5,834)	(34,264)	—	—	(27,971)	—	—	(27,971)
Adjustment of preferred stock issuance costs	—	472	—	—	(472)	—	—	(472)
Redemption of Series A-2 preferred stock excise tax	—	—	—	—	(762)	—	—	(762)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	46,296	—	328	—	—	328
Accumulated other comprehensive loss	—	—	—	—	—	—	(270)	(270)
Balance at September 30, 2025	—	$—	35,318,532	$—	$728,028	$(265,295)	$(4,014)	$458,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$7,375	$(34,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (recovery) for credit loss	7,038	(367)
Depreciation and amortization	39,015	37,408
Non-cash leases expense	8,894	8,423
Stock-based compensation expense	33,777	34,866
Fair value changes in financial instruments	(18,394)	4,851
Write off of deferred financing costs	913	—
Deferred income taxes	(2,266)	4,931
Other operating activities, net	948	682
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	(28,755)	(45,898)
Prepaid expenses and other current assets	(2,823)	(3,197)
Accounts payable and other accrued liabilities	6,094	(2,192)
Accrued payroll and benefits	12,051	(4,936)
Change in operating leases	(8,871)	(9,233)
Other assets	552	(968)
Net cash provided by (used in) operating activities	$55,548	$(9,721)
Investing activities:
Proceeds from corporate owned and property insurance	—	182
Purchases of property and equipment	(10,934)	(19,086)
Proceeds from the sale of property and equipment	89	401
Proprietary software development and other software costs	(1,759)	(2,052)
Purchase price true ups	—	(3,413)
Minority investments	—	(210)
Cash paid for acquisitions, net of cash acquired	—	(113,012)
Net cash used in investing activities	$(12,604)	$(137,190)
Financing activities:
Proceeds from revolving line of credit	386,397	326,468
Repayment of the revolving line of credit	(305,518)	(278,335)
Repayment of aircraft loan	(853)	(796)
Proceeds from term loan	200,000	50,000
Repayment of term loan	(189,218)	(11,094)
Payment of contingent consideration and other purchase price true ups	(5,458)	(363)
Repayment of finance leases	(8,923)	(4,384)
Payments of deferred financing costs	(2,189)	(348)
Proceeds from issuance of common stock for exercised stock options	405	1,973
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	—	121,776
Proceeds from building sale leaseback	2,500	—
Dividend payment to the series A-2 stockholders	(4,150)	(8,314)
Redemption of series A-2 preferred stock	(122,235)	(60,000)
Net cash provided by (used in) financing activities	$(49,242)	$136,583
Change in cash, cash equivalents and restricted cash	(6,298)	(10,328)
Foreign exchange impact on cash balance	99	133
Cash, cash equivalents and restricted cash:
Beginning of year	12,935	23,240
End of period	$6,736	$13,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flows information:
Cash paid for interest	$13,240	$10,699
Cash paid for income tax	$5,379	$2,713
Supplemental disclosures of non-cash investing and financing activities:
Accrued purchases of property and equipment	$777	$1,810
Property and equipment purchased under finance leases	$8,020	$5,806
Common stock issued to acquire new businesses	$—	$10,712
Acquisitions unpaid contingent consideration	$23,419	$34,348
Acquisitions contingent consideration paid in common stock	$6,998	$1,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Montrose Environmental Group, Inc. (“Montrose” or the “Company”) is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 120 offices across the United States, Canada, Australia and Europe and approximately 3,500 employees as of September 30, 2025.

Montrose is an environmental services company serving the recurring environmental needs of a diverse client base, including Fortune 500 companies and federal, state and local governments through the following three segments:

Assessment, Permitting and Response segment provides scientific advisory and consulting services to support environmental assessments, environmental emergency response and recovery, toxicology consulting and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. The Company works closely with clients to navigate the regulatory process at the local, state, provincial and federal levels, to identify the potential environmental and political impacts of their decisions and develop practical mitigation approaches, as needed. In addition to environmental toxicology and given the Company's expertise in helping businesses plan for and respond to disruptions, the Company's scientists and response teams have helped clients navigate their preparation for and response to emergency response situations.

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

Within the unaudited condensed consolidated statements of cash flows certain amounts in the prior period have been reclassified to conform with current period presentation. The prior period amount for provision (recovery) for credit loss was previously included within other operating activities, net. The prior period amount for changes in operating assets and liabilities, net of acquisitions: prepaid expenses and other current assets was previously included within changes in operating assets and liabilities, net of acquisitions: other assets. These changes had no effect on the Company's results of operations or financial position, and no material impact on the Company's cash flow.

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

ASU 2023-05 —In August 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-05 Business Combinations — Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, under which an entity that qualifies as either a joint venture or a corporate joint venture is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture must initially measure its assets and liabilities at fair value on the formation date. The amendments in ASU 2023-05 are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. The Company adopted the standard on January 1, 2025. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

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

ASU 2025-06 —In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which removes all references to software development project stages, making the guidance neutral to different software development methodologies. Under the ASU, software capitalization will begin when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used as intended. ASU 2025-06 is effective for the Company's fiscal year beginning January 1, 2028, and interim periods within fiscal years beginning after December 15, 2027, and allows the use of a prospective, modified transition, or retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

The following table presents the Company’s contract balances:

	September 30,	December 31,
	2025	2024
Contract assets	$68,743	$52,091
Contract liabilities	13,827	9,297

Contract assets acquired through business acquisitions amounted to $0.0 million and $2.6 million as of September 30, 2025 and December 31, 2024, respectively.

Revenue recognized during the three and nine months ended September 30, 2025, included in the contract liabilities balance at the beginning of the year was $0.9 million and $5.0 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of September 30, 2025 and December 31, 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $71.4 million and $77.3 million, respectively. As of September 30, 2025, the Company expected to recognize approximately $52.0 million of this amount as revenue within one year and $19.4 million the year after.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	September 30, 2025	December 31, 2024
Accounts receivable, invoiced	$173,457	$160,976
Allowance for doubtful accounts	(8,143)	(2,093)
Accounts receivable, net	$165,314	$158,883

The Company had one customer that exceeded 10.0% of its gross receivables as of September 30, 2025 and none as of December 31, 2024. For the three and nine months ended September 30, 2025, the Company had one customer who accounted for more than 10.0% of revenue. For the three and nine months ended September 30, 2024 the Company had no customers who accounted for more than 10% of revenue. The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balance from its largest customer does not represent a significant credit risk.

From time to time, we may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount at a rate that approximates the interest rate on our senior secured credit facility. We have no retained interests in the sold receivables and only perform collection and administrative functions for the purchaser. We account for these receivable transfers as sales under ASC 860, Transfers and Servicing. Receivables sold during the three and nine months ended September 30, 2025 was $0.0 million and $13.4 million, respectively. Proceeds from the sale of receivables approximated their book value and are included in operating cash flows on the Consolidated Statements of Cash Flows. All receivables sold during the nine months ended September 30, 2025 have been fully collected as of September 30, 2025.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)	Charged to Allowance	Ending Balance
Nine months ended September 30, 2025	$2,093	$7,038	$(988)	$8,143
Year ended December 31, 2024	2,724	(146)	(485)	2,093

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Deposits	$1,101	$1,073
Prepaid expenses	10,619	10,223
Supplies	3,465	2,794
Prepaid and other current assets	$15,185	$14,090

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	September 30, 2025	December 31, 2024
Lab and test equipment	$24,919	$24,421
Vehicles	6,625	6,360
Equipment	69,031	60,763
Furniture and fixtures	3,281	3,221
Leasehold improvements	14,224	14,029
Aircraft	12,386	12,386
Building	5,748	5,763
	136,214	126,943
Land	1,089	1,089
Construction in progress	3,079	3,993
Less: Accumulated depreciation	(77,430)	(68,249)
Total property and equipment—net	$62,952	$63,776

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $3.3 million and $9.7 million for the three and nine months ended September 30, 2025, respectively, and $2.8 million and $8.7 million for the three and nine months ended September 30, 2024, respectively.

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

Finance and operating lease right-of-use (ROU) assets represent the right to use an underlying asset for the lease term, and finance and operating lease liabilities represent the obligation to make lease payments arising from the lease.

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

The components of lease expense were as follows:

		For the Three Months Ended September 30,
	Statement of Operations Location	2025	2024
Operating lease cost
Lease cost	Selling, general and administrative expense	$3,064	$3,319
Variable lease cost	Selling, general and administrative expense	695	651
Total operating lease cost		$3,759	$3,970

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$2,394	$1,496
Interest on lease liabilities	Interest expense, net	348	26
Total finance lease cost		$2,742	$1,522
Total lease cost		$6,501	$5,492

		For the Nine Months Ended September 30,
	Statement of Operations Location	2025	2024
Operating lease cost
Lease cost	Selling, general and administrative expense	$9,299	$10,421
Variable lease cost	Selling, general and administrative expense	2,285	1,687
Total operating lease cost		$11,584	$12,108

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$6,353	$4,068
Interest on lease liabilities	Interest expense, net	925	425
Total finance lease cost		$7,278	$4,493
Total lease cost		$18,862	$16,601

Supplemental cash flows information related to leases was as follows:

	For the Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$10,357	$9,748
Operating cash flows used for interest related to finance leases	878	425
Financing cash flows used in finance leases	4,697	4,384

Lease liabilities arising from new ROU assets:
Operating leases	4,726	14,676
Finance leases	7,143	5,806

Weighted average remaining lease terms and weighted average discount rates were:

	September 30, 2025
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.2	3.3
Weighted average discount rate	5.0%	6.7%

	September 30, 2024
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.4	3.5
Weighted average discount rate	4.6%	6.6%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2025	$3,266	$1,913
2026	11,591	6,827
2027	8,972	5,439
2028	7,311	3,752
2029	5,485	2,319
2030 and thereafter	4,942	256
Total undiscounted future minimum lease payments	$41,567	$20,506
Less imputed interest	(4,281)	(2,076)
Total discounted future minimum lease payments	$37,286	$18,430

7. BUSINESS ACQUISITIONS

During the nine months ended September 30, 2025, the Company did not complete any business acquisitions; however, strategic acquisitions remain a core part of the Company's growth strategy.

The Company may be required to make up to $23.4 million in aggregate earn-out payments between the years 2025 and 2027 in connection with certain of its business acquisitions, of which up to $10.4 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $10.2 million may be paid, at the Company’s option, in cash or common stock.

Transaction costs related to previous business combinations totaled $0.8 million and $1.8 million for the three and nine months ended September 30, 2025, respectively, and $2.8 million and $6.4 million for the three and nine months ended September 30, 2024, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2025, measurement period adjustments of $1.2 million were recorded (Note 8).

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

	For the Three Months Ended September 30,
	2025			2024
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$224,888	$—	$224,888	$178,687	$2,623	$181,310
Net (loss) income	$8,378	$—	$8,378	$(10,564)	$1,583	$(8,981)

	For the Nine Months Ended September 30,
	2025			2024
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
Revenues	$637,265	$—	$637,265	$507,337	$23,225	$530,562
Net (loss) income	$7,375	$—	$7,375	$(34,091)	$8,672	$(25,419)

8. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2024	$205,231	$118,860	$143,698	$467,789
Acquisitions measurement period adjustments, net of foreign currency translation	1,096	220	(80)	1,236
Balance as of September 30, 2025	$206,327	$119,080	$143,618	$469,025

Amounts related to finite-lived intangible assets are as follows:

September 30, 2025	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$264,958	$155,589	$109,369
Covenants not to compete	41,529	35,787	5,742
Trade names	25,939	25,056	883
Proprietary software	31,201	25,227	5,974
Patent	17,479	6,598	10,881
Total other intangible assets, net	$381,106	$248,257	$132,849

December 31, 2024	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$264,477	$138,787	$125,690
Covenants not to compete	41,758	33,898	7,860
Trade names	25,939	23,375	2,564
Proprietary software	28,428	23,489	4,939
Patent	17,479	5,776	11,703
Total other intangible assets, net	$378,081	$225,325	$152,756

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $7.3 million and $23.0 million for the three and nine months ended September 30, 2025, respectively, and $9.0 million and $24.6 million for the three and nine months ended September 30, 2024, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2025 (remaining)	$6,845
2026	25,635
2027	24,381
2028	18,967
2029	12,380
Thereafter	44,641
Total	$132,849

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accounts payable	$28,528	$33,424
Accrued expenses	12,279	16,190
Other business acquisitions purchase price obligations	—	568
Contract liabilities	13,827	9,297
Other current liabilities	9,880	4,225
Total accounts payable and other accrued liabilities	$64,514	$63,704

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	September 30, 2025	December 31, 2024
Accrued bonuses	$23,502	$14,433
Accrued paid time off	4,595	4,214
Accrued payroll	12,145	11,969
Accrued other	6,057	3,632
Total accrued payroll and benefits	$46,299	$34,248

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (ASC 270), and ASC 740, Income Taxes. The Company’s effective tax rate (ETR) from continuing operations was 46.5% and 60.2% for the three and nine months ended September 30, 2025, respectively, and (14.9)% and (15.1)% for the three and nine months ended September 30, 2024, respectively. Income tax expense recorded by the Company during the three and nine months ended September 30, 2025 was $7.3 million and $11.1 million, respectively. Income tax expense recorded by the Company during the three and nine months ended September 30, 2024 was $1.4 million and $4.5 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to the impact of tax-deductible goodwill, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not that some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of September 30, 2025, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained with respect to such jurisdictions.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The Company has determined it has no material uncertain tax positions as of September 30, 2025. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

The One Big Beautiful Bill Act ("OBBB Act") was enacted on July 4, 2025, in the United States. The OBBB Act includes several significant provisions, including re-establishing a 100% bonus depreciation deduction, re-establishing rules in calculating business interest expense limitations pursuant to Internal Revenue Code §163(j), changing the calculation of international tax inclusions, and removing the capitalization requirements for domestic research or experimental (R&E) expenditures paid or incurred in tax years beginning after December 31, 2024. Management included the current tax impact of such provisions in the computation of current quarter income tax expense. Such provisions did not impact existing deferred tax assets or liabilities, as of December 31, 2024.

12. DEBT

Debt consisted of the following:

	September 30, 2025	December 31, 2024
Term loan facility	$200,000	$189,218
Revolving line of credit	107,095	25,191
Aircraft loan	8,419	9,272
Less deferred debt issuance costs	(1,890)	(997)
Total debt	$313,624	$222,684
Less current portion of long-term debt	(11,209)	(17,866)
Long-term debt, less current portion	$302,415	$204,818

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

In February 2025, the 2021 Credit Facility was paid in full via proceeds from the 2025 Credit Facility, as described below. The resulting write-off of the remaining unamortized debt issuance costs from the 2021 Credit Facility amounted to $0.9 million. Total loss on debt extinguishments is recorded in interest expense-net within the condensed consolidated statement of operations for the nine months ended September 30, 2025.

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

The 2025 Credit Facility term loan must be repaid in quarterly installments and shall amortize at a rate of 1.25% per quarter beginning December 31, 2025 through December 31, 2029, with final payment and amortization on February 26, 2030.

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

The Company deferred $2.2 million of debt issuance costs related to the 2025 Credit Facility in the first quarter of 2025. Quarterly installment repayments for the term loan under the 2025 Credit Facility will commence in the fourth quarter of 2025. For the three and nine months ended September 30, 2024 quarterly term loan installment repayments under the 2021 Credit Facility were $3.9 million and $11.1 million, respectively.

As of September 30, 2025 and December 31, 2024, the Company’s consolidated total leverage ratio (as defined in the 2025 and 2021 Credit Facility, respectively) was 2.7 times and 2.1 times, respectively, and the Company was in compliance with all covenants under the 2025 and 2021 Credit Facility.

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

The weighted average interest rate on the 2025 Credit Facility and 2021 Credit Facility for the nine months ended September 30, 2025, before giving effect to the impact of the interest rate swaps, was 6.1% and after giving effect to the impact of the interest rate swaps, was 5.5%. The weighted average interest rate on the 2021 Credit Facility for the nine months ended September 30, 2024, before giving effect to the impact of the interest rate swaps, was 7.2% and after giving effect to the impact of the interest rate swaps, was 2.8%.

The Company’s obligations under the 2025 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

As of September 30, 2025, the Company had the following interest rate swap agreements in place:

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

The following is a schedule of the aggregate annual maturities of long-term debt (excluding current portion) presented on the unaudited condensed consolidated statement of financial position as of September 30, 2025, before deferred debt issuance cost of $1.9 million, based on the terms of the 2025 Credit Facility and the Aircraft Loan:

	2025 Credit Facility
	Term Loan	Revolver	Aircraft Loan	Total
2026	$2,500	$—	$315	$2,815
2027	10,000	—	1,318	11,318
2028	10,000	—	577	10,577
2029	10,000	—	5,000	15,000
2030	157,500	107,095	—	264,595
Total	$190,000	$107,095	$7,210	$304,305

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	September 30, 2025	December 31, 2024
Interest rate swap (1)	$—	$1,544
Total Assets	$—	$1,544

Business acquisitions contingent consideration, current	$15,609	$26,872
Business acquisitions contingent consideration, long-term	$7,810	$6,255
Conversion option	$—	$20,224
Interest rate swap (1)	$286	$—
Total Liabilities	$23,705	$53,351

_____________________________

(1) Included in other non-current liabilities and other assets in the unaudited condensed consolidated statement of financial position as of September 30, 2025 and audited condensed consolidated statement of financial position as of December 31, 2024, respectively.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option Related to Series A-2 Preferred Stock	Interest Rate Swap	Total Liabilities
Balance as of December 31, 2023	$3,461	$3,461	$3,592	$2,448	$19,017	$—	$25,057
Acquisitions	—	—	4,976	24,396	—	—	29,372
Changes in fair value included in earnings	(3,461)	(3,461)	131	254	1,037	353	1,775
Payment of contingent consideration payable	—	—	(1,450)	—	—	—	(1,450)
Reclass of long term to short term contingent liabilities	—	—	(826)	826	—	—	—
Balance as of September 30, 2024	$—	$—	$6,423	$27,924	$20,054	$353	$54,754
Balance as of December 31, 2024	$1,544	$1,544	$26,872	$6,255	$20,224	$—	$53,351
Changes in fair value included in earnings	(1,544)	(1,544)	(231)	1,075	(20,224)	286	(19,094)
Payment of contingent consideration payable	—	—	(12,100)	—	—	—	(12,100)
Reclass of long term to short term contingent liabilities	—	—	(480)	480	—	—	—
Measurement period adjustment	—	—	1,548	—	—	—	1,548
Balance as of September 30, 2025	$—	$—	$15,609	$7,810	$—	$286	$23,705

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2034. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2030 (Note 6 and 12).

Other Commitments—The Company has commitments under the 2025 Credit Facility, its Aircraft Loan, its equipment line of credit and its lease obligations (Note 6 and 12). The Company has entered into a purchase contract to purchase a total of $4.9 million of equipment over the course of 7 years that commenced on July 1, 2024, subject to a minimum spending requirement per year, measured from the commencement date and each anniversary thereof. The minimum spend requirement is $0.2 million, $0.4 million, and $0.9 million for 2025, 2026, and 2027, respectively, with the remainder subject to mutual agreement after the first three years. Amounts purchased for the three and nine months ended September 30, 2025 were $0.4 million and $0.6 million, respectively.

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

15. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. The Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full on July 30, 2020. Dividends on the Convertible and Redeemable Series A-2 Preferred Stock accrued through the date of the Company’s initial public offering on July 23, 2020, and were added to the principal balance outstanding as of that date. All dividends on the Convertible and Redeemable Series A-2 Preferred Stock after that date have been paid in cash. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $1.4 million and $2.8 million during the three months ended September 30, 2025 and September 30, 2024, respectively, and $4.2 million and $8.3 million during the nine months ended September 30, 2025 and 2024, respectively.

The Convertible and Redeemable Series A-2 Preferred Stock terms included the following: (i) no mandatory redemption, (ii) no stated value cash repayment obligation other than in the event of certain defined liquidation events, (iii) only redeemable at the Company’s option, (iv) convertible into common stock beginning in April 2024 at a 15.0% discount to the common stock market price (with a limit of $60.0 million in stated value of Convertible and Redeemable Series A-2 Preferred Stock eligible to be converted in any 60-day period prior to the seventh anniversary of issuance and the amount of stated value of the Convertible and Redeemable Series A-2 Preferred Stock eligible for conversion limited to $60.0 million during year 5 and $120.0 million (which includes the aggregate amount of the stated value of the Convertible and Redeemable Series A-2 Preferred Stock and any accrued but unpaid dividends added to such stated value of any shares of Convertible and Redeemable Series A-2 Preferred Stock converted in year 5) during year 6), (v) 9.0% dividend rate per year with required quarterly cash payments, (vi) in an event of noncompliance, the dividend rate shall increase to 12.0% per annum for the first 90-day period from and including the date the noncompliance event occurred, and thereafter shall increase to 14.0% per annum, (vii) debt incurrence test ratio of 4.5 times, and (viii) minimum repayment amount of $25.0 million.

The Company could, at its option on any one or more dates, redeem all or a minimum portion (the lesser of (i) $25.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock and (ii) all of the Convertible and Redeemable Series A-2 Preferred Stock then outstanding) of the outstanding Convertible and Redeemable Series A-2 Preferred Stock in cash. In January 2024, the Company redeemed $60.0 million in aggregate stated value of the outstanding Convertible and Redeemable Series A-2 Preferred Stock with cash. On April 1, 2025, the Company redeemed $60.0 million in aggregate stated value of the outstanding Series A-2 Preferred Stock. On July 1, 2025, the Company redeemed the remaining $62.2 million in aggregate stated value of the outstanding Series A-2 Preferred Stock. The Company funded each 2025 redemption with cash on hand and borrowings under the 2025 Credit Facility. Following the July 2025 redemption, no A-2 Preferred Shares remained outstanding. Both 2025 redemptions were reflected, net of applicable excise tax, in the Company's Unaudited Condensed Consolidated Statements of Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ Equity and resulted in a reduction of temporary equity. The impact of the redemptions is also reflected in the calculation of earnings per share for the three months ended September 30, 2025.

The Convertible and Redeemable Series A-2 Preferred Stock did not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument was redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company could not have asserted it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument was redeemable upon the occurrence of events that are not solely within the control of the Company, and therefore the Company classified the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity prior to the July 2025 redemption of the remaining outstanding shares of A-2 Preferred Stock.

The Convertible and Redeemable Series A-2 Preferred Stock contained a conversion option of the preferred shares to shares of common stock beginning in April 2024. As of September 30, 2025 and December 31, 2024, this conversion embedded feature had a net fair value of $0.0 million, due to the full redemption, and $20.2 million, respectively. The change in net fair value of $(10.6) million and $(20.2) million for the three and nine months ended September 30, 2025, respectively, and $0.5 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, was recorded to other (income) expense.

16. STOCKHOLDERS’ EQUITY

Employee Equity Incentive Plans

The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended & Restated 2017 Stock Incentive Plan (2017 Plan) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (2013 Plan) (collectively the Plans).

The following number of shares were authorized to be issued and available for grant:

	September 30, 2025
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	8,911,649	2,035,219	10,946,868
Shares available for grant(1)	1,916,777	—	1,916,777

	September 30, 2024
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	7,538,276	2,036,219	9,574,495
Shares available for grant(1)	1,651,705	—	1,651,705

(1) In January 2025 and January 2024 the Board of Directors ratified the addition of 1,372,373 and 1,207,563 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. Shares available for grant as of September 30, 2024 exclude awards of stock appreciation rights approved in December 2021 that were subject to vesting based on the achievement of certain market conditions (2021 Performance SARs), which had not yet been achieved when these awards were cancelled, effective as of December 31, 2024. See footnote 1 to the table in Common Stock Reserved for Future Issuance in Note 18 below for additional information on stock appreciation rights.

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

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the if-converted method. Potentially dilutive shares are comprised of awards of restricted stock (RSAs), restricted stock units (RSUs), stock appreciation rights (SARs) and shares of common stock underlying stock options outstanding under the Company's stock incentive plans, as applicable. During the three and nine months ended September 30, 2024 there is no difference in the number of shares used to calculate basic and diluted shares outstanding during the applicable period due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$8,378	$(10,564)	$7,375	$(34,091)
Convertible and Redeemable Series A-2 Preferred Stock dividend	—	(2,750)	(4,150)	(8,314)
Net income (loss) attributable to common stockholders	8,378	(13,314)	3,225	(42,405)
Weighted average common shares outstanding
Weighted average common shares outstanding - basic	35,300	34,242	35,003	32,647
Effect of dilutive stock options	1,390	—	1,243	—
Effect of dilutive restricted stock	3,245	—	3,301	—
Diluted	39,935	34,242	39,547	32,647
Net income (loss) per share attributable to common stockholders
Basic	$0.24	$(0.39)	$0.09	$(1.30)
Diluted	$0.21	$(0.39)	$0.08	$(1.30)

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 because their effect would have been anti-dilutive:

	September 30,
	2025(1)	2024(1)
Stock options	—	3,059,061
Restricted stock	—	2,629,026
Series A-2 Preferred Stock	5,353,478	4,448,404
SARs(2)	—	3,000,000

_____________________________

(1) Includes 2,950,220 and 7,891,144 common stock equivalents that are out of the money as of September 30, 2025 and September 30, 2024, respectively.

(2) 2021 Performance SARs were cancelled effective as of December 31, 2024.

18. STOCK-BASED PLANS AND COMPENSATION

There were no stock-based compensation expenses related to the 2013 Plan in the three and nine months ended September 30, 2025 and 2024. Total stock-based compensation expense related to the 2017 Plan was as follows:

	Three Months Ended September 30,
	2025			2024
	Options	RSUs	Total	Options	RSUs	SARs	Total
Cost of revenue	$197	$868	$1,065	$285	$1,057	$—	$1,342
Selling, general and administrative expense	233	7,922	8,155	499	7,607	2,315	10,421
Total	$430	$8,790	$9,220	$784	$8,664	$2,315	$11,763

	Nine Months Ended September 30,
	2025			2024
	Options	RSUs	Total	Options	RSUs	SARs	Total
Cost of revenue	$596	$3,910	$4,506	$914	$2,539	$—	$3,453
Selling, general and administrative expense	736	28,535	29,271	2,074	22,443	6,896	31,413
Total	$1,332	$32,445	$33,777	$2,988	$24,982	$6,896	$34,866

As of September 30, 2025 and September 30, 2024, there was $56.0 million and $99.4 million, respectively, of total unrecognized stock-based compensation expense related to unvested options, restricted stock and SARs granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average 1.9 year period. The 2021 Performance SARs were cancelled effective as of December 31, 2024, and as such, there was no related expense in the three and nine months ended September 30, 2025.

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units

RSAs and RSUs activity was as follows:

	Nine Months Ended September 30,
	2025		2024
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Beginning outstanding shares	2,617,059		2,468,722
Granted	1,350,599	$18.02	354,060	$40.12
Forfeited/ cancelled	(104,996)	$28.44	(43,115)	$36.70
Vested	(617,957)	$27.21	(150,641)	$37.46
Ending outstanding shares	3,244,705		2,629,026

Options

The following summarizes the options activity of the 2017 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2023	2,516,272	$30.92	$15.95	7.0	$13,825
Forfeited/ cancelled	(71,915)	38.64	—	—	—
Expired	(20,510)	45.57	—	—	—
Exercised	(51,524)	26.21	—	—	732
Outstanding as of September 30, 2024	2,372,323	$30.66	$16.30	6.3	$7,517
Outstanding as of December 31, 2024	2,345,207	$30.62	16.32	6.0	776
Forfeited/ cancelled	(40,368)	41.50	—	—	—
Expired	(65,287)	36.89	—	—	—
Exercised	(16,804)	15.45	—	—	164
Outstanding as of September 30, 2025	2,222,748	$30.35	$16.32	5.2	$8,241
Exercisable as of September 30, 2025	1,995,520	$29.11		5.1	$8,241

Stock Appreciation Rights— As of September 30, 2024, there were 3,000,000 2021 Performance SARs outstanding under the 2017 Plan. These SARs represented the right to receive, upon exercise, a payment equal to the excess of (a) the fair market value of one share of the Company’s common stock, over (b) an exercise price of $66.79, payable, at the Company’s election, in cash or shares of common stock. The 2021 Performance SARs were cancelled effective December 31, 2024 and all remaining unamortized expense was recognized at the effective time of cancellation.

Montrose Amended & Restated 2013 Stock Option Plan

The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2023	792,191	$6.40	$2.16	2.4	$20,380
Exercised	(105,453)	5.86	—	—	—
Outstanding as of September 30, 2024	686,738	$6.49	$2.49	1.8	$13,606
Outstanding as of December 31, 2024	680,889	$6.49	2.51	1.5	8,211
Expired	(1,000)	6.03	—	—	—
Exercised	(18,095)	8.02	—	—	309
Outstanding as of September 30, 2025	661,794	$6.46	$2.51	0.8	$10,351
Exercisable as of September 30, 2025	661,794	$6.45		0.8	$10,351

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	September 30,
	2025	2024
Montrose 2013 Stock Incentive Plan	661,794	686,738
Montrose 2017 Stock Incentive Plan(1)	7,384,230	9,653,054
	8,046,024	10,339,792

(1) In January 2025 and 2024, the Board of Directors ratified the addition of 1,372,373 and 1,207,563 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards. Shares reserved for future issuance as of September 30, 2024 include 3,000,000 shares underlying the 3,000,000 2021 Performance SARs, which were cancelled effective as of December 31, 2024.

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

Segment Revenues, Segment Expenses and Segment Adjusted EBITDA were as follows:

	Three Months Ended September 30,
	2025			2024
(in thousands)	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA
Assessment, Permitting and Response	$91,081	$70,645	$20,436	$52,019	$40,831	$11,188
Measurement and Analysis	62,958	45,675	17,283	58,583	45,213	13,370
Remediation and Reuse	70,849	61,437	9,412	68,085	56,430	11,655
Total Reportable Segments	$224,888		$47,131	$178,687		$36,213

	Nine Months Ended September 30,
	2025			2024
(in thousands)	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA
Assessment, Permitting and Response	$248,144	$189,581	$58,563	$164,043	$123,955	$40,088
Measurement and Analysis	184,783	135,429	49,354	158,889	126,656	32,233
Remediation and Reuse	204,338	178,969	25,369	184,405	158,811	25,594
Total Reportable Segments	$637,265		$133,286	$507,337		$97,915

Presented below is a reconciliation of the Company’s segment measure to income (loss) before expense from income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total Reportable Segments	$47,131	$36,213	$133,286	$97,915
Corporate and Other	(13,470)	(7,901)	(41,010)	(29,367)
Interest expense, net	(5,039)	(4,137)	(14,872)	(11,420)
Depreciation and amortization	(12,958)	(13,240)	(39,015)	(37,408)
Stock-based compensation	(9,220)	(11,763)	(33,777)	(34,866)
Acquisition costs (1)	(754)	(2,764)	(1,790)	(6,371)
Fair value changes in financial instruments	10,354	(3,946)	18,394	(4,851)
Fair value changes in business acquisition contingencies	(13)	(143)	(844)	(385)
Expenses related to financing transactions	(29)	(41)	(303)	(280)
Discontinued Specialty Lab	—	(96)	—	(692)
Other losses or expenses(2)	(343)	(1,378)	(1,554)	(1,886)
Income (loss) before expense from income taxes	$15,659	$(9,196)	$18,515	$(29,611)

__________________________

(1) Includes financial and tax diligence, consulting, legal, valuation, accounting, travel and acquisition-related incentives related to our acquisition and integration activity.

(2) The three months ended September 30, 2025 consist primarily of severance costs. The nine months ended September 30, 2025 consist primarily of the aforementioned severance costs, non-recurring costs incurred to restructure the Company's renewable energy business, third party expenses associated with the independent review and analysis of assertions in a short seller report regarding the Company, and costs to centralize certain back-office functions. The three and nine months ended September 30, 2024 consist primarily of non-recurring costs to centralize certain back-office functions. The nine months ended September 30, 2024 also include costs associated with a lease abandonment.

The following table presents revenues by geographic location:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$183,578	$139,574	$528,525	$405,428
Canada	33,509	31,639	85,857	81,517
Other international	7,801	7,473	22,883	20,391
Total revenue	$224,888	$178,687	$637,265	$507,337

The following table presents long-lived assets by geographic location:

	September 30,	December 31,
	2025	2024
United States	$57,087	$57,730
Canada	4,517	5,070
Other international	1,348	976
Total property and equipment—net	$62,952	$63,776

20. RELATED-PARTY TRANSACTIONS

The Company did not have any material related party transactions during the three and nine months ended September 30, 2025 and September 30, 2024.

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (the 401(k) Savings Plan). As of September 30, 2025, and December 31, 2024, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 5.0% of the participant’s compensation. Employer contributions under the 401(k) Savings Plan were $2.6 million and $7.8 million for the three and nine months ended September 30, 2025, respectively, and $2.1 million and $7.0 million for the three and nine months ended September 30, 2024, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and nine months ended September 30, 2025 and September 30, 2024 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2024 Form 10-K and Part II, Item 1A. Risk Factors in the Q1 2025 Form 10-Q.

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

Assessment, Permitting and Response

Assessment, Permitting and Response segment provides scientific advisory and consulting services to support environmental assessments, environmental emergency response and recovery, toxicology consulting and environmental audits and permits for current operations, facility upgrades, new projects, decommissioning projects and development projects. We work closely with clients to navigate the regulatory process at the local, state, provincial and federal levels, identify the potential environmental and political impacts of their decisions and develop practical mitigation approaches, as needed. In addition to environmental toxicology and given our expertise in helping businesses plan for and respond to disruptions, our scientists and response teams have helped clients navigate their preparation for and response to emergency response situations.

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

Acquisitions

Although we have temporarily paused acquisitions, we have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada, Europe and Australia. The table below sets forth the number of acquisitions completed, revenues generated by and the percentage of total revenues attributable to those acquisitions completed during the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Revenues in thousands)	2025	2024	2025	2024
Acquisitions completed	—	2	—	6
Revenues attributable to acquisitions completed in the period	$—	$4,304	$—	$26,600
Percentage of revenues	0.0%	2.4%	0.0%	5.2%

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

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn-outs could be significant. The amount of each for the three and nine months ended September 30, 2025 and September 30, 2024, was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Amortization expense	$7,275	$8,978	$22,991	$24,621
Acquisition-related costs	754	2,764	1,790	6,370
Fair value changes in business acquisition contingencies	(13)	(143)	(844)	(385)

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

During the three months ended September 30, 2025, we made a contingent consideration cash payment of $1.2 million for Vandrensning. During the three months ended September 30, 2024, no contingent consideration payments were made.

During the nine months ended September 30, 2025, we made contingent consideration payments of $11.8 million for Epic, SensibleIoT, LLC (Sensible), and Vandrensning, of which $5.2 million was paid in cash, and the remaining $6.6 million was paid in the Company's common stock. During the nine months ended September 30, 2024, we made earn-out payments of $1.5 million in connection with our acquisition of Huco Consulting, Inc., of which, $0.4 million was paid in cash, and the remaining $1.1 million in the Company's common stock.

In connection with certain of our acquisitions, we may make up to $23.4 million in aggregate earn-out payments between the years 2025 and 2027, of which up to $10.4 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $10.2 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

Financing Costs

Financing costs are driven by interest incurred on our outstanding borrowings under our senior secured credit facilities, as well as fees paid on the unutilized capacity of the facility and outstanding letters of credit issued under the facility. Interest is also incurred on outstanding borrowings under the Aircraft Loan and amounts outstanding under our capital lease facilities. Financing costs also include the amortization or write-offs of deferred debt issuance costs and amounts paid under our interest rate swaps. Amounts received related to our interest rate swaps are netted off of Financing Costs.

Interest expense, net was $5.0 million and $14.9 million in the three and nine months ended September 30, 2025, respectively, and $4.1 million and $11.4 million in the three and nine months ended September 30, 2024, respectively. We expect interest expense to remain a significant cost as we continue to leverage our 2025 Credit Facility to support our operations and future acquisitions. We also leveraged our 2025 Credit Facility to pay a portion of the redemption price for the Series A-2 preferred stock in April and July 2025.

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

Earnings Volatility

In addition to the impact of seasonality on earnings, our emergency response business exposes us to potentially significant revenue and earnings fluctuations tied to large environmental emergency response projects following an incident or natural disaster or more broad scale events. Total revenue from emergency response related services was $11.5 million and $12.0 million for the three months ended September 30, 2025 and 2024, respectively, and $73.9 million and $40.6 million for the nine months ended September 30, 2025 and 2024, respectively. The higher than normal emergency response and environmental services revenue in the nine months ended September 30, 2025 was primarily driven by one large emergency response project. Demand for environmental emergency response services remains difficult to predict and as a result, revenues and earnings in the current and prior years, or specific quarters or year-to-date periods within a given year, may not be indicative of future results, making those periods particularly difficult comparisons for future periods. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on annual results.

Results of Operations

The Three And Nine Months Ended September 30, 2025 Compared to the Three And Nine Months Ended September 30, 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues	$224,888	$178,687	$637,265	$507,337
Cost of revenues (exclusive of depreciation and amortization)	136,284	105,596	377,492	306,239
Selling, general and administrative expense	65,696	60,869	205,611	177,182
Fair value changes in business acquisition contingencies	13	143	844	385
Depreciation and amortization	12,958	13,240	39,015	37,408
Income (loss) from operations	9,937	(1,161)	14,303	(13,877)
Other income (expense), net	10,761	(3,898)	19,084	(4,314)
Interest expense, net	(5,039)	(4,137)	(14,872)	(11,420)
Income (loss) before income taxes	15,659	(9,196)	18,515	(29,611)
Income tax expense	7,281	1,368	11,140	4,480
Net income (loss)	$8,378	$(10,564)	$7,375	$(34,091)
Series A-2 dividend payment	—	(2,750)	(4,150)	(8,314)
Net income (loss) attributable to common stockholders	$8,378	$(13,314)	$3,225	$(42,405)

Weighted average common shares outstanding
Basic	35,300	34,242	35,003	32,647
Diluted	39,935	34,242	39,547	32,647

Net income (loss) per share attributable to common stockholders
Basic	$0.24	$(0.39)	$0.09	$(1.30)
Diluted	$0.21	$(0.39)	$0.08	$(1.30)

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Revenues	$224,888	$178,687	$46,201	25.9%	$637,265	$507,337	$129,928	25.6%

Revenue for the three months ended September 30, 2025 increased $46.2 million or 25.9% as compared to the three months ended September 30, 2024. The increase was primarily driven by strong organic growth of $44.9 million driven primarily by the Assessment, Permitting and Response segment, which benefited from remediation consulting work cross sold from an initial emergency response incident, and $2.4 million from acquisitions. Environmental emergency response revenues were $11.5 million in the three months ended September 30, 2025, compared to $12.0 million in the three months ended September 30, 2024.

Revenue for the nine months ended September 30, 2025 increased $129.9 million or 25.6% as compared to the nine months ended September 30, 2024. The increase was primarily driven by strong organic growth of $73.3 million across all three segments, $33.3 million higher emergency response revenue, and $25.0 million from acquisitions. Revenue from environmental response was $73.9 million in the nine months ended September 30, 2025 compared to $40.6 million in the nine months ended September 30, 2024.

See “—Segment Results of Operations” below for revenue by segment analysis.

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Cost of revenues (exclusive of depreciation and amortization)	$136,284	$105,596	$30,688	29.1%	$377,492	$306,239	$71,253	23.3%
Cost of revenue as a % of revenue	60.6%	59.1%			59.2%	60.4%

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment purchases, and rental and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

Cost of revenues for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 increased by $30.7 million or 29.1% driven primarily by the increase in revenues. Cost of revenues as a percentage of revenue for the three months ended September 30, 2025 was 60.6%, compared to 59.1% for the three months ended September 30, 2024. This increase was driven primarily by an increase in subcontract costs as a percentage of total project costs.

Cost of revenues for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased by $71.3 million or 23.3% driven primarily by the increase in revenues. Cost of revenues as a percentage of revenue for the nine months ended September 30, 2025 was 59.2%, compared to 60.4% for the nine months ended September 30, 2024. This improvement was driven primarily by business mix in our Assessment, Permitting and Response segment, as high margin emergency response revenues were a greater percentage of total revenues, and operating leverage across all business lines within our Measurement and Analysis businesses.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Selling, general and administrative expense	$65,696	$60,869	$4,827	7.9%	$205,611	$177,182	$28,429	16.0%

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

Selling, general and administrative expense for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 increased $4.8 million or 7.9% primarily due to an increase of $2.2 million in labor costs, mainly driven by a $2.7 million increase in bonus accrual as a result of better than expected performance in the third quarter, and a $1.6 million increase in bad debt expense primarily driven by an increase in aged receivables from the City of Tustin. Selling, general and administrative expense as a percentage of revenues decreased to 29.2% from 34.1% in the comparable period.

Selling, general and administrative expense for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased $28.4 million or 16.0% primarily due to an increase of $19.4 million in labor costs mainly driven by a $10.6 million increase in bonus accrual, and a $7.1 million increase in bad debt expense, primarily driven by the same factor described above. Selling, general and administrative expense as a percentage of revenues decreased to 32.3% from 34.9% in the comparable period.

See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Depreciation and amortization	$12,958	$13,240	$(282)	(2.1%)	$39,015	$37,408	$1,607	4.3%

Depreciation and Amortization for the three months ended September 30, 2025 remained relatively consistent with the three months ended September 30, 2024 primarily due to the absence of significant changes in the underlying property and equipment and intangible asset base.

Depreciation and Amortization for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024 primarily as a result of higher property and equipment balances.

See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Other income (expense), net	$10,761	$(3,898)	$14,659	(376%)	$19,084	$(4,314)	$23,398	(542%)

Other income (expense), net for the three months ended September 30, 2025 was comprised of a fair value gain of $10.6 million related to the Series A-2 preferred stock conversion option, partially offset by losses of $0.2 million related to a fair value adjustment on our interest rate swaps. Other income (expense), net for the three months ended September 30, 2024 was comprised of losses of $3.5 million related to a fair value adjustment on our interest rate swaps and a $0.5 million charge related to a fair value adjustment on the Series A-2 preferred stock conversion option, partially offset by $0.8 million of other non-operating income.

Other income (expense), net for the nine months ended September 30, 2025 was comprised of a fair value gain of $20.2 million related to the Series A-2 preferred stock conversion option, partially offset by losses of $1.8 million related to a fair value adjustment on our interest rate swaps. Other income (expense), net for the nine months ended September 30, 2024 was comprised of losses of $3.8 million related to a fair value adjustment on our interest rate swaps and a $1.0 million charge related to a fair value adjustment on the Series A-2 preferred stock conversion option, partially offset by $0.5 million of other non-operating income.

See Notes 13 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Interest expense, net	$(5,039)	$(4,137)	$(902)	21.8%	$(14,872)	$(11,420)	$(3,452)	30.2%

Interest expense, net for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024 primarily as a result of higher interest rates and higher debt balances. Interest expense in the nine months ended September 30, 2025 was also impacted by the write off of deferred debt issuance costs of $0.9 million as a result of the refinancing of our senior secured credit facility in February 2025.

Weighted average interest rates, after giving effect to the impact of the interest rate swaps, as of September 30, 2025 and September 30, 2024 were 5.5% and 2.8%, respectively. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Income tax expense	$7,281	$1,368	$5,913	432.2%	$11,140	$4,480	$6,660	148.7%

The income tax expense for the three months ended September 30, 2025 increased compared to the three months ended September 30, 2024 primarily as a result of the continued utilization of tax attributes resulting in less indefinite-lived deferred tax assets available to offset the impact of indefinite-lived deferred tax liabilities.

The income tax expense for the nine months ended September 30, 2025 increased compared to the nine months ended September 30, 2024 primarily as a result of an overall increase in the net deferred tax liability recorded as of September 30, 2025 relative to September 30, 2024.

Segment Results of Operations

The Three And Nine Months Ended September 30, 2025 Compared to the Three And Nine Months Ended September 30, 2024

	Three Months Ended September 30,
	2025			2024
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$91,081	$20,436	22.4%	$52,019	$11,188	21.5%
Measurement and Analysis	62,958	17,283	27.5	58,583	13,370	22.8
Remediation and Reuse	70,849	9,412	13.3	68,085	11,655	17.1
Total Reportable Segments	$224,888	$47,131	21.0%	$178,687	$36,213	20.3%
Corporate and Other		$(13,470)	(6.0)%		$(7,901)	(4.4)%

	Nine Months Ended September 30,
	2025			2024
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$248,144	$58,563	23.6%	$164,043	$40,088	24.4%
Measurement and Analysis	184,783	49,354	26.7	158,889	32,233	20.3
Remediation and Reuse	204,338	25,369	12.4	184,405	25,594	13.9
Total Reportable Segments	$637,265	$133,286	20.9%	$507,337	$97,915	19.3%
Corporate and Other		$(41,010)	(6.4)%		$(29,367)	(5.8)%

(1)
For purposes of evaluating segment profit, the Company’s Chief Operating Decision Maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”
(2)
Represents Segment Adjusted EBITDA as a percentage of segment revenues.

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	%	2025	2024	$	%
Assessment, Permitting and Response	$91,081	$52,019	$39,062	75.1%	$248,144	$164,043	$84,101	51.3%
Measurement and Analysis	62,958	58,583	4,375	7.5	184,783	158,889	25,894	16.3
Remediation and Reuse	70,849	68,085	2,764	4.1	204,338	184,405	19,933	10.8
Total Reportable Segments	$224,888	$178,687	$46,201	25.9%	$637,265	$507,337	$129,928	25.6%

Assessment, Permitting and Response segment revenues for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024 due to organic growth within our non-response consulting and advisory services of $39.6 million and $45.0 million, respectively, partially driven by remediation consulting work cross sold from an initial emergency response incident, an increase in revenues from environmental emergency responses of $33.3 million, and $5.8 million from acquisitions, both in the year-to-date period. Emergency response revenues were down $0.5 million year-over-year for the three months ended September 30, 2025.

Measurement and Analysis segment revenues for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024 as a result of strong organic growth of $2.6 million and $16.0 million, respectively, and additional revenue from acquisitions of $2.4 million and $11.6 million, respectively, partially offset by a decrease in revenue of $0.6 and $1.8 million, respectively, related to a lab sold in the fourth quarter of 2024.

Remediation and Reuse segment revenues for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024, as a result of organic growth of $2.8 million and $12.4 million, respectively, and additional revenue from acquisitions of $7.6 million in the year-to-date period. Organic growth was driven primarily by growth in our water treatment business, partially offset by lower revenues in our renewables business.

Segment Adjusted EBITDA

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2025	2024	$	Margin %	2025	2024	$	Margin %
Assessment, Permitting and Response	$20,436	$11,188	$9,248	0.9%	$58,563	$40,088	$18,475	(0.8)%
Measurement and Analysis	17,283	13,370	3,913	4.6	49,354	32,233	17,121	6.4
Remediation and Reuse	9,412	11,655	(2,243)	(3.8)	25,369	25,594	(225)	(1.5)
Total Reportable Segments	$47,131	$36,213	$10,918	0.7%	$133,286	$97,915	$35,371	1.6%
Corporate and Other	$(13,470)	$(7,901)	$(5,569)		$(41,010)	$(29,367)	$(11,643)

Assessment, Permitting and Response Segment Adjusted EBITDA for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024 primarily as a result of higher revenues. Segment Adjusted EBITDA margin increased for the three months ended September 30, 2025 due to project mix, and decreased for the nine months ended September 30, 2025 as a result of higher bad debt expense, partially offset by favorable emergency response revenue, when compared to the prior year period.

Measurement and Analysis Segment Adjusted EBITDA for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024 as a result of higher revenues driven by organic growth. Segment Adjusted EBITDA margin for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024 as a result of improved operating performance and operating leverage.

Remediation and Reuse Segment Adjusted EBITDA for the three and nine months ended September 30, 2025 decreased compared to the three and nine months ended September 30, 2024 due primarily to losses incurred in our renewables business in the current year, partially offset by higher revenues in our water treatment business. Segment Adjusted EBITDA margin decreased as a result of losses incurred in our renewables business. Adjusted EBITDA in this business declined $1.5 million and $5.0 million in the three and nine months ended September 30, 2025, respectively. We anticipate that this business line will be fully wound down by December 31, 2025.

Corporate and other costs for the three and nine months ended September 30, 2025 when compared to the three and nine months ended September 30, 2024 increased primarily due to higher bonus accrual of $1.7 million and $7.5 million, respectively, driven in part by an outperformance in the current year versus the prior year, as well as higher outside service costs of $1.1 million and $2.4 million, respectively, related to an IT migration, and higher marketing expenses in the current year.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and other sources, including availability under our senior secured credit facility, and their sufficiency to fund our operating and investing activities.

Our principal sources of liquidity have been borrowings under our senior secured credit facilities, other borrowing arrangements, proceeds from the issuance of common and preferred stock and cash generated by operating activities. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and to make capital expenditures. Historically, our cash needs also included the payment of dividends on our Series A-2 preferred stock. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. We may make up to $23.4 million in aggregate earn-out payments between the years 2025 and 2027 in connection with the acquisitions of Sensible, Epic, Spirit and Origins, of which up to $10.4 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $10.2 million may be paid in cash or, at our option, in common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.” As of September 30, 2025, we had $191.7 million available under the 2025 Credit Facility (after giving effect to any outstanding letters of credit, and subject to borrowing base limitations), and $6.7 million of cash on hand. In April and July 2025, we redeemed the remaining $122.2 million in aggregate stated value of the outstanding Series A-2 preferred stock using cash and borrowings under our revolving line of credit.

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our 2025 Credit Facility. We believe these sources will be sufficient to fund our cash needs for the short- and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$55,548	$(9,721)
Investing activities	(12,604)	(137,190)
Financing activities	(49,242)	136,583
Change in cash, cash equivalents and restricted cash	$(6,298)	$(10,328)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the nine months ended September 30, 2025, net cash provided by operating activities was $55.5 million compared to net cash used in operating activities of $9.7 million for the nine months ended September 30, 2024. The period-over-period increase of $65.3 million was primarily due to an increase in cash earnings before non-cash items of $41.5 million, and improved working capital performance, reflecting a $44.4 million lower cash outflow.

Working capital (which excludes contingent consideration payments and changes in right-of-use assets) increased by $12.8 million in the nine months ended September 30, 2025, primarily due to a seasonal increase in accounts receivable of $28.8 million, partially offset by a $12.1 million increase in accrued payroll.

Working capital increased by $57.2 million in the nine months ended September 30, 2024, primarily due to an increase in accounts receivable of $45.9 million and a $4.9 million decrease in accrued payroll.

Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $12.6 million, driven by cash paid for the purchases of property and equipment of $10.9 million and $1.8 million in proprietary software development costs.

For the nine months ended September 30, 2024, net cash used in investing activities was $137.2 million, driven by cash paid for the acquisitions of Epic, 2DOT, ETA, Paragon, Spirit, and Origins, net of cash acquired of $113.0 million, $19.1 million in purchases of property and equipment, $3.4 million in payment of other purchase price obligations, and $2.1 million in proprietary software development costs.

Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities was $49.2 million. Cash used in financing activities was driven by repayments of borrowing of $495.6 million, redemption of the Series A-2 preferred stock of $122.2 million, a payment for contingent consideration of $5.5 million, repayments of finance leases of $8.9 million, dividends on the Series A-2 preferred stock of $4.2 million, and payment of financing cost of $2.0 million, partially offset by borrowing under our credit facility of $586.4 million.

For the nine months ended September 30, 2024, net cash provided by financing activities was $136.6 million. Cash provided by financing activities was driven by net proceeds from the issuance of common stock through a public offering of $121.8 million, net borrowing of $87.0 million, and proceeds from the exercise of stock options of $2.0 million, partially offset by a partial redemption of the Series A-2 preferred stock of $60.0 million, dividends on the Series A-2 preferred stock of $8.3 million, and repayments of finance leases of $4.4 million.

Credit Facilities

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Series A-2 Preferred Stock

On July 1, 2025, we redeemed the remaining $62.2 million in aggregate stated value of the outstanding Series A-2 preferred stock. See Notes 15 and 22 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Stock Repurchase Program

On May 7, 2025, the Company announced that its Board of Directors has approved a stock repurchase program of up to $40.0 million. The repurchase program does not have a set expiration date. The Company did not make any stock repurchases in the three and nine months ended September 30, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2025, which factors in our interest rate swaps on $200.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolving line of credit would impact our annual income (loss) before income taxes by approximately $1.2 million.

Inflation Risk

We experienced higher labor and significantly higher travel and other direct costs in the fiscal years ended December 31, 2023 and December 31, 2024 as a result of inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. In the nine months ended September 30, 2025, we also experienced, and continue to experience, higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and although inflation has increased our Selling, general and administrative expense in the nine months ended September 30, 2025, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 11, 2025, Allan Dicks, Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c). The plan provides for the sale of up to 89,142 shares of Company common stock, up to 62,500 of which shares are to be acquired pursuant to the exercise of stock options, between November 13, 2025 and May 12, 2026, subject to certain conditions.

On August 11, 2025, Nasym Afsari, General Counsel, adopted a trading plan intended to satisfy Rule 10b5-1(c). The plan provides for the sale of up to 40,027 shares of Company Common Stock between November 13, 2025 and May 8, 2026, subject to certain conditions.

On August 12, 2025, Vijay Manthripragada, Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c). The plan provides for the purchase of up to 234,125 shares of Company common stock, 209,125 of which shares are to be acquired pursuant to the exercise of stock options, and the sale of 134,950 shares plus an additional number of shares acquired pursuant to the exercise of stock options to fulfill the exercise price of 74,175 of such stock options between November 10, 2025 and August 12, 2026, subject to certain conditions.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL (included as Exhibit 101)

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

Montrose Environmental Group, Inc.

Date: November 5, 2025	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer