Form 10-K
period 2025-12-31
Montrose Environmental Group, Inc.
filed 2026-02-26
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2025, the last business day of the Registrant’s second fiscal quarter, based on the closing price of $21.89 of the Registrant’s common stock on The New York Stock Exchange on such date, was $772.1 million.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2026 was 35,980,650.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•
the highly competitive nature of our business;
•
significant environmental governmental regulation or de-regulation;
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

Our revenue and earnings are highly resilient. We do not rely upon any single service, product, political approach or regulatory framework. We serve a diverse set of clients across a wide variety of end markets and geographies in both the private and public sectors, with the majority of clients being in the private sector. Funding for our services is typically non-discretionary given regulatory drivers and public health concerns. As a result, our business is positioned to be less susceptible to political and economic cycles. Our client activities can occur at different times for different industries, regardless of economic cycles.

Clients generating approximately 96% of revenue in the fiscal year ended December 31, 2024 repeated in the fiscal year ended December 31, 2025.

Our financial success is driven by both strong organic and acquisition-driven growth, and as a result, our total revenue has grown at a compounded annual growth rate of 20.4% since 2020.

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

Global Environmental Industry is Large and Growing

According to the 2025 Environmental Industry Study prepared by EBI, the global environmental industry is estimated to generate approximately $1.9 trillion in revenues in 2026, with $620.0 billion concentrated in the United States. According to EBI, this $620.0 billion U.S. environmental market is expected to grow at a CAGR of approximately 4.0% per year from 2026 through 2028. EBI concludes that strong tailwinds of infrastructure funding, energy security, energy transition, and climate resilience, in addition to traditional drivers of air quality, water quality, responsible waste management, resource recovery, remediation and restoration are leading to positive growth across all environmental sectors in the global market.

Public Demands, Industrial Activity, Climate Change and Regulations Each Drive Needs for Environmental Services

Heightened public awareness and stakeholder demand for environmental responsibility and sustainability have led to a growing need for environmental services. Many companies worldwide have implemented environmental, social, and governance stewardship initiatives focused on managing potential future risks, rather than merely complying with regulations.

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

Beyond current regulations, future regulatory changes may also create demand for additional or supplementary environmental services. In the United States, Canada, and Australia, the federal, state, provincial and local regulations targeting air and water quality management, waste and contaminated soil management or reductions in greenhouse gas emissions, each of which drives portions of our business, have been implemented over many decades, and are subject to change.

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
•
a core team comprised of well-known technical experts with longstanding client relationships and significant experience across the key disciplines in the segment;
•
technology, software and data management capabilities, particularly within our emergency response service line;
•
our proven ability to help clients navigate regulatory, public and legal scrutiny; and
•
a national reach established by having successfully assessed and permitted hundreds of projects in jurisdictions across the United States.

This segment, which is primarily based on a time and materials, or T&M, revenue model, generated approximately 37.0% of our revenue for the fiscal year ended December 31, 2025.

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

This segment, which is primarily based on a fixed price and, for out-of-scope work, a T&M revenue model, generated approximately 29.6% of our revenue for the fiscal year ended December 31, 2025.

Remediation and Reuse. Our Remediation and Reuse segment provides clients with engineering, design, and implementation services, primarily treatment technologies that treat contaminated water and remove contaminants from soil. Our employees, including engineers, scientists and consultants, provide these services to assist our clients in designing solutions, managing products and mitigating environmental risks and liabilities at their locations. We do not own the properties or facilities at which we implement these projects or the underlying liabilities, nor do we own material amounts of the equipment used in projects.

We believe this segment’s competitive advantages include:

•
advanced technologies and our owned and licensed intellectual property portfolio, such as our patented water treatment systems;
•
a team with industry-leading experts and several patent-generating scientists; and
•
local expertise and capabilities with respect to unique soil, sediment and water table characteristics and contamination types.

This segment, which is primarily based on a fixed price, including milestone-based fixed price contracts, and, for out-of-scope work, a T&M revenue model, generated approximately 33.4% of our revenue for the fiscal year ended December 31, 2025 primarily through project-based work.

This table illustrates a summary of our segments as of December 31, 2025:

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

In total, our research and development team has been awarded 31 patents. Our research and development team continued to innovate in the following areas: water treatment, particularly PFAS and selenium removal, PFAS destruction, PFAS testing, foam fractionation, vapor treatment and removal, wastewater treatment, resource recovery, soil vapor sampling, capture and measurement of methane and other gaseous emissions, and enhanced biological treatment.

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
•
extend our geographic coverage.

We have personnel specifically dedicated to identifying acquisition targets, exploring acquisition opportunities, negotiating terms and overseeing acquisition and post-acquisition integration. Our in-house acquisition team has established extensive relationships throughout the industry and maintains and regularly re-evaluates a pipeline of potential acquisition opportunities, largely driven by word of mouth and personal introductions. Although we did not consummate any acquisitions in 2025, acquisitions remain a core component of our long-term growth strategy.

Since January 1, 2023 we have acquired the following businesses:

Acquired Business	Date of Acquisition	Segment	Location
2024 Acquisitions
Epic Environmental Pty Ltd (Epic)	January 31, 2024	Remediation and Reuse	Brisbane, Australia
Two Dot Consulting, LLC (2DOT)	February 29, 2024	Remediation and Reuse	Denver, Colorado
Engineering & Technical Associates, Inc. (ETA)	April 1, 2024	Assessment, Permitting and Response	Walbridge, Ohio
Paragon Soil and Environmental Consulting Inc. (Paragon)	May 31, 2024	Remediation and Reuse	Edmonton, Canada
Spirit Environmental, LLC. (Spirit)	July 1, 2024	Assessment, Permitting and Response	Houston, Texas
Origins Laboratory, Inc. (Origins)	September 3, 2024	Measurement and Analysis	Denver, Colorado

2023 Acquisitions
Frontier Analytical Laboratories (Frontier)	January 3, 2023	Measurement and Analysis	El Dorado Hills, CA
Environmental Alliance, Inc. (EAI)	February 1, 2023	Remediation and Reuse	Wilmington, DE
GreenPath Energy LTD (GreenPath)	May 1, 2023	Measurement and Analysis	Calgary, Canada
Matrix Solutions, Inc. (Matrix)	June 1, 2023	Remediation and Reuse	Calgary, Canada
Vandrensning ApS. (Vandrensning)(1)	July 31, 2023	Remediation and Reuse	Copenhagen, Denmark

(1)Business was disposed of in 2025.

Clients

We provide environmental services to clients operating in a number of sectors and industries, including but not limited to oil & gas, utilities, local, state, provincial and federal government entities, technical services including engineering, industrial manufacturing, chemicals, transportation, renewable energy generation, and telecommunications. We have long-term, and through our legacy companies, decades-old relationships. We serve a diversified client base in both the private and public sectors, with the vast majority of revenue being generated from clients in the private sector.

Our largest client represented approximately 17.8% of revenue for fiscal year ended December 31, 2025, with these revenues derived from over 285 separate projects, which included a large emergency response event. As a result of the nature of our environmental emergency response business, our Assessment, Permitting and Response segment may at times experience higher customer concentration levels based on the severity, duration and outcome of certain types of environmental emergencies for which we provide response services, as was the case in 2025 when 56.9% of our Assessment, Permitting and Response segment revenues were attributable to three customers. See Item 1A. “Risk Factors.”

For the fiscal year ended December 31, 2025, 62.1% of our revenue came from customers engaging us to provide more than one service, an increase of 8.8 percentage points from the 53.3% we generated from customers buying more than one service in the fiscal year ended December 31, 2024. We have expanded our relationships with our existing customer base with our vertically integrated business model. Our maturing client relationships coupled with our integrated structure across all our business lines has increased the level of client engagement.

Contracts

Our client contracts are fixed price, including milestone-based fixed price contracts, and T&M based. See ‘Segments’ above for a discussion of how these contracts relate to each business segment. Our client contracts vary from purchase-order based contracts utilizing standard terms and conditions to comprehensive master services agreements with terms of multiple years. In accordance with industry practice, most of our contracts, both in the private and public sector, are subject to termination at the discretion of the client. In such situations, our contracts typically provide for reimbursement of costs incurred and payment of fees earned through the date of termination. See Item 1A. “Risk Factors.”

Competition

We operate in a competitive and fragmented market. No single company or group of companies dominates across the entire environmental services market in which we operate. Our primary competitors are divisions of large companies, various small companies, which generally are limited to a specific service and focused on a niche market or geographic region and our clients’ own in-house resources. We believe that few, if any, of our competitors currently provide the full range of environmental solutions that we offer. Each of our segments has competitors with narrower service offerings and/or geographic breadth. Our Assessment, Permitting and Response segment competitors include the environmental divisions of ERM, Ramboll, Geosyntec, Exponent, WSP and other large engineering companies and small businesses. Our Measurement and Analysis segment competitors include the environmental divisions of SGS, TRC Companies, Eurofins, Pace Analytical and other large testing companies and small businesses. Our Remediation and Reuse segment competitors include the environmental divisions or remediation segments of Tetra Tech, AECOM, Xylem, Veolia, Mead & Hunt, and other large engineering companies and other small businesses.

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

Human Capital Resources

As of December 31, 2025, we had approximately 3,500 employees (which includes permanent and temporary full-time and part-time personnel). Approximately 2,650 employees, or 76%, of our workforce, are based in the U.S., with the remaining employees based in Canada (approximately 730) and Australia (approximately 120). None of our facilities are covered by collective bargaining agreements.

We invest in our employees’ success by implementing people-centric strategies focused on engagement, training and development, and retention. We strive to protect the health and safety of our people, integrating safety into our daily operations.

Employee Engagement

We believe that employee engagement is critical to fostering a positive work culture.

In late 2024, we launched a company-wide employee engagement survey designed to understand and improve our workplace culture. In early 2025, we analyzed the survey results and identified key focus areas for targeted improvement. Action plans were developed and implemented throughout the year that were designed to enhance the employee experience and strengthen our employee value proposition.

In 2025, our Chief Executive Officer held quarterly global town halls and our business segment leaders led quarterly all-hands meetings to communicate corporate initiatives, reinforce key messages, and recognize employee achievements, while also soliciting and encouraging feedback from our teams. Our monthly all-employee newsletter serves as an additional communication channel, allowing us to showcase ongoing projects, share key initiatives, and provide updates from human resources and cybersecurity.

Employee Training and Development

We are dedicated to empowering our employees by supporting skills development and investing in comprehensive training and development programs. These programs provide the essential resources our teams need to succeed and thrive. We regularly review and update our training and development programs based on employee feedback and industry advancements with a goal of improving and evolving our programs. In addition to our in-house training, we also provide various avenues for continued learning, including mentoring, on-the-job training, external training courses, and tuition reimbursement. We also encourage our employees to obtain professional licenses and certifications to stay current in their fields.

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

Our carefully designed and comprehensive compensation package is another key element of our talent retention strategy. We strive to maintain a fair and equitable compensation program for comparable roles, experiences, and performance, regardless of employee’s race, ethnicity, gender, sexual orientation, or other personal characteristics.

We continue to strengthen our talent retention efforts by incorporating talent retention metrics into business leaders' annual incentive plans, expanding our existing mentorship programs to facilitate knowledge transfer, offering ongoing professional development opportunities with our Montrose Leadership Excellence program and Montrose Sales Leadership Development Program, and supporting flexible work arrangements to accommodate unique situations and promote work-life balance.

Health and Safety

The health and safety of our employees is part of our culture and supported by a dedicated team of health and safety professionals. Our health and safety management system provides the framework for our health and safety program. Aligned with globally recognized standards, it is designed to promote compliance with health and safety regulations, support risk management and drive improvement. Key pillars include management oversight, well-defined processes, and employee participation, engagement, and empowerment.

We have developed company-wide procedures designed to establish safe work practices. Employees are expected to understand and follow these procedures, while project managers assess and mitigate job hazards throughout a project’s lifecycle using a range of controls, including hazard elimination, administrative controls and personal protective equipment. Beyond our standard procedures, we are focused on proactively identifying workplace hazards and implementing controls to mitigate the associated risks.

Every Montrose employee is required to complete annual health and safety training, reinforcing our attentiveness to workplace safety. Training is tailored to each division’s work activities, better enabling employees to learn about the most relevant risks and mitigation strategies.

Beyond training, we actively engage employees in safety matters. Safety is a core topic in our company-wide town halls and business segment all-hands meetings, and employees are encouraged to start meetings with a safety moment. We share timely updates and lessons learned via email or web-based alerts, promoting a proactive safety culture. Our health and safety team meets regularly to review performance and identify areas for improvement to strengthen our health and safety management system.

Finally, all of our employees have stop-work authority and can halt any project or task if they have concerns about a safety issue, without fear of retribution.

Compliance with Federal, State/Provincial and Local Laws

Our operations subject us to environmental, health and safety laws and regulations in jurisdictions where we operate, including the United States, Canada, and Australia. Such laws and regulations relate to, among other things, the discharge of wastewater, the discharge of hazardous materials into the environment, the handling, storage, use, transport, treatment and disposal of hazardous materials and solid, hazardous and other wastes and workplace health and safety. These laws and regulations impose a variety of requirements and restrictions on some of our operations and the services we provide. The failure by us to comply with these laws and regulations could result in fines, penalties, enforcement actions, third-party claims, damage to property or natural resources and personal injury claims, requirements to investigate or cleanup property or to pay for the costs of investigation or cleanup or regulatory or judicial orders requiring corrective measures, and could negatively impact our reputation with clients. We are not aware of any pending environmental compliance or remediation matters that, in the opinion of management, are reasonably likely to have a material effect on our business, financial condition, results of operations or prospects.

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

Information About Our Executive Officers

Vijay Manthripragada, 49 – Mr. Manthripragada joined Montrose as our President in September 2015. In June 2016 Mr. Manthripragada also joined our Board of Directors and, since February 2016, he has served as our President and Chief Executive Officer. Before joining Montrose, Mr. Manthripragada most recently served as the Chief Executive Officer of PetCareRx, Inc., from 2013 to 2015. Prior to PetCareRx, Mr. Manthripragada was at Goldman Sachs where he held various positions from 2006 to 2013. Mr. Manthripragada received his Master of Business Administration from The Wharton School, University of Pennsylvania and his Bachelor of Science in Biology from Duke University.

Allan Dicks, 53 – Mr. Dicks has been our Chief Financial Officer since August 2016. Before joining Montrose, Mr. Dicks first served as a consultant interim Chief Financial Officer from February 2015 to April 2015 and then Chief Financial Officer from April 2015 to June 2016 of Convalo Health International, Corp., a public Canadian healthcare company. Prior to that, Mr.

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

Nasym Afsari, 43 – Ms. Afsari has been our General Counsel since November 2014 and our Secretary since August 2015. Before joining Montrose, Ms. Afsari was an attorney in the corporate practice of Paul Hastings LLP, an international law firm, from September 2007 to October 2014. At Paul Hastings, Ms. Afsari represented a variety of business entities in all aspects of corporate and business law, including domestic and cross-border mergers and acquisitions, venture capital financing, private placements and joint venture transactions. Ms. Afsari earned her Juris Doctorate from the University of California at Los Angeles and a dual Bachelor of Arts degree in Economics and Psychology from the University of California at Berkeley.

James Laws, 46 – Mr. Laws joined Montrose as our Chief Operating Officer in January 2026. Mr. Laws has 25 years of experience in the environmental industry. Prior to joining the Company, Mr. Laws served from September 2023 to January 2026 as Senior Vice President and Director of Operations for the West Environment business at AECOM, a construction engineering company, where he was responsible for a portfolio of five practices with approximately 2,500 staff members. He also served from October 2021 to August 2023 as Vice President and Director of Operations for the West Environment business at AECOM, where he was responsible for three practices, and from October 2020 to September 2021 as Vice President and Director of Operations for the Air/Environmental Health and Safety Practice at AECOM, as well as the Federal Remediation Practice from April 2021 to September 2021. Before joining AECOM, Mr. Laws held a number of positions with CH2M Hill with increasing levels of responsibility and seniority beginning in 2001. Mr. Laws holds a B.S. in Chemical Engineering from the University of Southern California.

Jose M. Revuelta, 44 – Mr. Revuelta has served as our Chief Strategy Officer since June 2017, prior to which he was our Vice President and served in several other interim executive positions with Montrose since March 2014. Prior to joining Montrose, Mr. Revuelta was a Vice President with the Infrastructure and Private Equity business of UBS Global Asset Management, a large scale global investment manager, from 2008 to 2014, where he focused on the energy, utility, transportation and environmental sectors, and a member of the Infrastructure Group in the Investment Banking division of UBS from 2006 to 2008. Mr. Revuelta previously served on the Board of Northern Star Generation. Mr. Revuelta received his Master of Business Administration from the Columbia Business School, Columbia University and a Master of Science/Bachelor of Science in Industrial Engineering from Universidad Pontificia Comillas in Madrid, Spain.

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

Item 1A. Risk Factors.

Summary

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the financial statements and the related notes included in Item 8. “Financial Statements and Supplementary Data,” before making an investment decision. The discussion of these risks is organized by the following sections: Risks Related to Our Industry and the Broader Economy, Risks Related to the Nature of Our Business, Risks Related to Our Acquisition Strategy, Risks Related to Our Contracts and Revenue Streams, Technology and Privacy Related Risks, Risks Related to Our Indebtedness, Risks Related to Ownership of Our Common Stock, Risks Related to Provisions in Our Charter Documents, and General Risks. Some of the more significant risks include:

•
general global economic, business and other conditions, including inflationary and interest rate pressures, the cyclical nature of our industry;
•
the competitive nature of our business;
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
•
significant environmental governmental regulation or de-regulation;
•
our ability to execute on our acquisition strategy and successfully integrate and realize benefits from our acquisitions;
•
our ability to maintain and expand our client base;
•
safety-related issues;
•
any failure in or breach of our networks and systems or other forms of cyber-attack; and
•
our ability to promote and develop our brands;

If any of the risks described below actually occurs, our business, financial condition and results of operations could be materially and adversely affected and the trading price of our common stock could decline, causing you to lose all or part of your investment in our common stock. Some of the risks and uncertainties discussed below may have occurred in the past, and the disclosures below are not representations or warranties as to whether or not any risks or uncertainties have occurred in the past, but reflect our beliefs and opinions as to the risks and uncertainties that could have a material adverse effect on our business, financial condition and results of operations in the future. The risks described in these documents are not the only ones we face. There may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could harm our future results. We could also be affected by factors, events or uncertainties that are not known to us or that we do not currently believe present any material risk.

Risks Related to Our Industry and the Broader Economy

General global economic, business and other conditions and our vulnerability to the cyclical nature of the sectors and industries in which our clients operate may adversely affect our business.

We compete in various end markets and geographic regions domestically and around the world. We provide environmental services to clients operating in a number of sectors and industries, including but not limited to oil & gas, utilities, local, state, provincial and federal government entities, technical services including engineering, industrial manufacturing, chemicals, transportation, renewable energy generation, and telecommunications. These sectors and industries and the resulting demand for our services have been, and we expect will continue to be, cyclical and subject to significant fluctuations due to a variety of factors beyond our control, including economic conditions, such as inflation and supply chain difficulties, regulatory requirements, appropriation levels and changes in client capital spending, particularly during periods of economic or political uncertainty. Important factors for our business and the businesses of our clients include macroeconomic conditions, the overall strength of, and our clients’ confidence in, the economy, industrial and governmental capital spending, governmental fiscal and trading policies such as tariffs, environmental and regulatory policies, the strength of commercial real estate markets, unemployment rates, consumer spending, availability of financing, interest rates, tax rates and changes in tax laws, political conditions, energy and commodity prices and programs such as renewable fuel standard programs and low-carbon fuel standard programs.

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

The environmental consulting, testing and treatment industries are highly fragmented and competitive. Our primary competitors in these industries include companies that specialize in one or more services similar to those offered by us on a local or regional basis. We also compete with global, national, regional and local firms specializing in testing, environmental engineering and consulting services, remediation services and other services we provide. See Item 1. “Business—Contracts” for some of our primary competitors by business segment. It is also possible that our clients may establish in-house capabilities to perform certain services that we currently provide.

We operate in markets characterized by client demand that is often broad in scope and localized in delivery. We compete with firms that are or may be positioned to capitalize on highly localized relationships and knowledge that is difficult to replicate. Potential clients may prefer local providers, whether because of existing relationships or local legal restrictions or incentives that favor local businesses. Smaller regional companies may have lower cost structures with fewer fixed costs. As a result, efforts to expand, whether organically or through acquisition, or support our service network may not improve our ability to penetrate new local markets or expand our footprint in existing markets. New entrants to our key markets could cause us to lose clients and otherwise harm our competitive position.

Competition in our industry is based on many factors, but we believe the principal points of competition in our markets are the quality, range, pricing, technology and availability of services. Maintaining and improving our competitive position will require successful management of these factors, including continued investment in research and development, sales, marketing, technology, customer service and support, personnel and our professional networks. Our future growth rate depends upon our ability to compete successfully, which is impacted by a number of factors, including our ability to identify emerging technology trends in our target end markets, develop and maintain a wide range of competitive and appropriately priced services and solutions, defend our market share against competitors, including new and non-traditional competitors, expand into new markets and attract, develop and retain individuals with the requisite technical expertise and understanding of clients’ needs to develop and sell new services.

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

If we are unable to develop successful new services or technologies or adapt to rapidly changing technology and industry standards or changes to regulatory requirements, our business could be harmed.

The market for our services, including technologies, is characterized by rapid technological change and evolving industry standards and, to a lesser extent, changing regulatory requirements. This constant evolution may reduce the effectiveness of or demand for our services or render them noncompetitive or obsolete. Our continued success and growth depend upon our ability to anticipate these challenges and to innovate by enhancing our existing services and developing and successfully implementing new services to keep pace with the ever-changing and increasingly sophisticated needs of our clients.

New service introductions that are responsive to new technologies and changing industry and regulatory standards can be complex and expensive as they require significant planning, design, development and testing. We may find it difficult or costly to update our services and to develop new services quickly enough to work effectively with new or changed technologies, to keep pace with evolving industry standards or to meet our clients’ needs. In addition, our industry may be slow to accept new technologies that we develop because of, among other things, existing regulations or standards written specifically for older technologies and general unfamiliarity of clients with new technologies. In a deregulatory environment, our return on investment for services or technologies that were previously under development or that we developed to meet future demand that never materializes would be adversely affected. As a result, any new services that we may develop may not be successful for a number of years, if at all. If we are unable to successfully enhance or update existing services or develop new services to meet these challenges, our business, financial condition and results of operations may be adversely affected.

Enhanced U.S. tariffs, import/export restrictions or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.

The U.S. government has made significant changes in U.S. trade policy, including the imposition on April 2, 2025, of a baseline tariff of 10% on product imports from almost all countries and individualized higher tariffs on certain other countries. The announcement of the tariffs has been followed by announcements of limited exceptions and temporary pauses. In response, some of these countries threatened or announced tariffs on imports from the U.S. As a result, there is currently significant uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, treaties, tariffs and taxes, which may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, inflation or an economic slowdown, which could negatively impact demand for our services and products and adversely affect our results of operations. Changes in U.S. trade policy and the impact of these recently announced or any future tariffs may negatively impact our customers’ businesses, thereby causing an indirect negative impact on our sales. These factors could also increase the cost to us of goods and materials used in our business. Additionally, foreign sentiments toward American owned companies could impact demand for our services outside of the U.S. Individually or in the aggregate, these impacts could have a material adverse effect on our financial condition, results of operation, liquidity and cash flow.

Risks Related to the Nature of Our Business

Parts of our business may depend on certain natural or manmade events which are impossible to predict, and our revenue and customer concentration resulting from these businesses has and may fluctuate significantly based on the frequency and scale of these events.

Certain of our businesses depend on specific environmental circumstances, including both naturally occurring and manmade events. Our Assessment, Permitting and Response segment, in particular, which includes our environmental emergency response business that engages in response activities following an environmental incident or a natural disaster, is subject to this uncertainty. There is no way for us to predict the occurrence of these events, nor the significance, duration or outcome of the events. As a result, this segment may realize revenues one period that are not indicative of future results due to the occurrence of an incident that was neither typical nor predictable. The volatile nature of our environmental emergency response business, and its dependency on factors beyond our control, makes it difficult to predict its potential profitability or success and, therefore, at times, ours as well. Any extended period without these types of events or other downturn in activity for these business lines would negatively impact our business, financial condition and results of operations.

In addition, as a result of the nature of these services, our Assessment, Permitting and Response segment may at times experience higher customer concentration levels based on the severity, duration and outcome of environmental emergencies (e.g. those caused by natural disasters and industrial accidents) for which we provide environmental emergency response services. We cannot predict from period to period whether we will experience risks associated with high customer concentration, including the inability of such customers to pay for our services or our ability to collect the amounts due, and such concentration could have a material adverse effect on our business, financial condition and results of operations.

We may work on high-profile projects, and any negative publicity or perceived failures of those projects, or litigation resulting from such projects, could damage our reputation and harm our operating results.

We may be engaged on high-profile projects that garner public attention and scrutiny, particularly with respect to the emergency response division of our Assessment, Permitting and Response segment. This business line conducts environmental sampling and provides toxicological assessments, among other services, in emergency situations and natural disasters, many of which are widely covered by the press and in the public eye. Any mishandling of these situations, even if not our own could lead to negative publicity. The negative publicity may be attributed to our business and services at no fault of our own other than our association with the project. Our involvement with these high-profile projects exposes us to the risk of reputational damage which may have a material adverse effect on our business, financial condition and results of operations. In addition, such high-profile projects often lead to an enhanced risk of litigation, and we may be brought into such litigation regardless of our role in the project. Any such litigation proceedings are inherently costly and uncertain, and could have a material adverse effect on our business, financial condition and results of operations.

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

Any future changes to laws and regulations applicable to our clients could have a material impact on their businesses and their service needs. If the needs of our clients change, we may be required to incur significant capital and operating expenditures to shift the environmental services we provide in order to address such needs. If we are unable to address the changing needs of our clients in a timely manner, or at all, demand for our services may decrease, which would have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our future growth and performance are dependent in part on the impact and timing of potential new laws and regulations, as well as potential changes to existing laws and regulations, including the potential impact of environmental policies of the current presidential administration in the United States or other executives in the foreign countries in which we operate. If stricter laws or regulations are delayed or are not enacted, are enacted with prolonged phase-in periods, or not enforced, if existing laws and regulations are repealed or amended to be less strict or if a generally less restrictive regulatory framework develops, as has been pursued by the current presidential administration, demand for our services may be reduced. Conversely, the strengthening or enforcement of regulations may also create operating conditions that limit our business areas or more generally slow our development. In extreme cases, such changes in the regulatory environment could lead us to exit certain markets.

Rapid and/or important changes in current regulations or less stringent enforcement of regulations may in the future have a significant adverse effect on our business, financial position and results of operations. Federal, state, provincial, and local legislatures may review and consider legislation that could impact our business and our industry. Such legislation or enforcement policies may intensify competition in the markets that we serve, impact demand for some or all of our services or require us to develop new or modified services in order to meet the needs of and compete effectively in the marketplace. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

A client who is dissatisfied with our performance could threaten or bring litigation on the basis of our failure to perform our professional duties in order to recover damages or to contest its obligation to pay our fees, even if our results were accurate or our services were otherwise performed without issue. If the results or design we provided do turn out to be errant or we otherwise fail to meet our contractual obligations, because some of the agreements that we have in place with clients require us to indemnify them for losses that they suffer as a result of errors and omissions or negligence by us, we may be subject to legal liability or required to pay significant damages, and the client relationship could be harmed. Our contracts typically include provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. Further, we maintain professional liability insurance and such other coverage as we believe appropriate based on our experience to date, and this coverage may prove insufficient. Regardless of any contractual provision or insurance, any client claims could have an adverse effect on our business, financial condition and results of operations.

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

Companies across all industries are facing increasing scrutiny relating to their environmental, social and governance, or ESG, practices and disclosures from a number of divergent perspectives. This scrutiny and demand could require additional transparency, due diligence and reporting, or lead to scrutiny of such practices, and could cause us to incur additional costs or to make changes to our operations to comply with these demands. Further, the landscape of legal and regulatory frameworks related to the disclosure of ESG performance and impacts is rapidly evolving and remains inconsistent, and one or more jurisdictions may introduce new, potentially burdensome disclosure requirements, or may repeal requirements on which we committed substantial resources to comply that could have otherwise been deployed. Increased regulatory requirements may be more aggressive than any sustainability measures we may be currently undertaking or may implement in the future and may cause disruptions in supply chains or an increase in operating and compliance costs. If we do not adapt to or comply with these and other new regulations or if we are perceived to have not responded appropriately, we may face legal or regulatory actions, including enforcement actions or investigations, or the imposition of fines, penalties, or other sanctions and adverse publicity, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition or results of operations. The U.S. federal government has also challenged industries and specific companies that historically had more progressive ESG practices, which could lead to claims, litigation, regulatory proceedings and costly settlements, as well as adverse publicity and unpredictable reporting obligations or business requirements, any of which could adversely affect our business.

We have developed near-term targets and a long-term goal for reducing our GHG emissions. These goals and targets reflect our current plans and do not constitute a guarantee that they will be achieved or maintained. Our ability to achieve any stated goal or target is subject to numerous factors and conditions, many of which are outside of our control. Examples of these factors include the availability of decarbonization technologies, participation of our vendors and our employees, and the availability of requisite financing. Our pursuit of or a failure or perceived failure to meet our goals and targets or to satisfy various reporting standards with respect to these matters could negatively impact our reputation and our ability to attract or retain employees, and our attractiveness as an investment, business partner, or as an acquirer could be negatively impacted. Additionally, even if we achieve our goals and targets, we may not realize all of the benefits that we expected at the time they were established. We could also be criticized and subject to adverse publicity for setting or achieving any of our goals.

Our business has faced increased scrutiny from a number of different perspectives within the investment community and the media, and from other stakeholders regarding our sustainability approach and actions, including the goals and targets that we announce and our methodologies and timelines for pursuing them. We may be unable to satisfy all stakeholders in light of their varied and sometimes conflicting views regarding sustainability matters. Additionally, as an environmental company, we may be subject to higher expectations or greater scrutiny than other companies when it comes to environmental sustainability. Further, as a recipient of government funding, we may also risk the loss or rescission of such funding, or be required to modify our ongoing business practices, to the extent federal or state procurement policies or priorities evolve, including as it relates to the consideration of diversity, environmental, or other ESG-related criteria or considerations. If our approach to sustainability does not meet investor or other stakeholder expectations and standards, which continue to evolve, we may be negatively impacted as noted above.

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

We experience seasonal demand with respect to certain of the services we provide, particularly in our Measurement and Analysis segment, and, following the acquisition of Matrix in Canada, the Remediation and Reuse segment, as demand for those services can follow weather trends. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, rainfall and droughts. In addition, we may experience earnings volatility as a result of the timing of large contract wins and the timing of large emergency response projects following an environmental incident or natural disaster due to the unpredictable nature thereof and we may not be able to replace these revenue streams in future periods. Our business, financial condition and results of operations could be materially and adversely affected by severe weather, natural disasters or environmental factors. Furthermore, our ability to deliver services on time to our clients can be significantly impeded by such conditions and events.

Our business could be disrupted by catastrophic events.

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami or other weather event, pandemic, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war or terrorist attack, could result in lengthy interruptions in our services. Our insurance coverage may not compensate us for losses that may occur in the wake of such events. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our services could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver services to our clients would be impaired or we could lose critical data. If we are unable to develop or, in the event of a disaster or emergency, successfully execute on, adequate plans to ensure that our business functions continue to operate during and after a disaster, our business, financial condition and results of operations would be harmed.

Risks Related to Our Acquisition Strategy

The success of our business depends, in part, on our ability to execute on our acquisition strategy.

A significant portion of our historical growth has occurred through acquisitions, and though we have temporarily slowed our cadence of consummating acquisitions, we anticipate continued growth through acquisitions in the future. Our growth strategy is partially dependent on acquiring and integrating the operations of companies in the environmental services industry. Since January 1, 2020, we have acquired 25 companies. We are presently evaluating, and we expect to continue to evaluate on an ongoing basis, a variety of possible acquisition transactions. We cannot predict the timing of any contemplated transactions, and there can be no assurances that we will identify suitable acquisition opportunities or, if we do identify such opportunities, that any transaction can be consummated on terms acceptable to us. We also compete for acquisitions with other potential acquirers, some of which may have greater financial or operational resources than we do. A significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our debt may limit our ability to obtain the necessary capital for acquisitions or otherwise impede our ability to complete an acquisition. Certain proposed acquisitions or dispositions may also trigger a review by the U.S. Department of Justice, or DOJ, and the U.S. Federal Trade Commission, or FTC, under their respective regulatory authority, focusing on the effects on competition, including the size or structure of the relevant markets and the pro-competitive benefits of the transaction. Any delay, prohibition or modification required by regulatory authorities could adversely affect the terms of a proposed acquisition or could require us to modify or abandon an otherwise attractive acquisition opportunity. The failure to identify suitable transaction partners and to consummate transactions on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Contracts and Revenue Streams

We may not be successful in maintaining and expanding our client base or the services we provide to existing clients, which could adversely affect our business.

Our success and the planned growth and expansion of our business depends on our ability to maintain our existing client base and expand into new markets and further penetrate existing markets. Our ability to maintain our existing client base is primarily dependent on our ability to meet client needs and expectations. Our ability to expand is to a large extent contingent on our services and solutions achieving greater and broader acceptance, resulting in a larger client base, a broader array of prospective clients and expanded services provided to existing clients. However, demand for our services is uncertain, and there can be no assurance that clients will purchase our offerings, or that we will be able to maintain or continually expand our client base within existing geographies or into new geographies, whether we expand organically or through acquisition. Maintaining and expanding our client base is also subject to external factors, many of which are beyond our control, including the overall demand for the services we offer, the actions of our competitors and the finite number of prospective clients in a given market. We cannot provide any assurances regarding our immediate or long-term growth rates in any geographic market or segment, or if we will grow at all. If we are unable to effectively maintain our existing client base and market or expand our offerings to new clients or cross-market our services to existing clients, we may be unable to grow our business or implement our business strategy. Any of the above could materially impair our ability to increase sales and revenue and have a material adverse effect on our business, financial condition and results of operations.

We generally do not have formal long-term agreements with our clients and attempts by clients to change the terms of or terminate their relationships with us may have a negative impact on our business.

Our operations depend upon our relationships with our clients. Our clients are companies operating in a number of sectors and industries, including the financial, oil & gas, utilities, construction, automotive, real estate, midstream energy, manufacturing, commodities, petrochemical, food and beverage, telecommunications and engineering industries, as well as local, state, provincial and federal government entities. As is customary in our industry, we do not always enter into formal written agreements with our clients, and to the extent we do, such agreements do not generally restrict our clients from altering the terms of the relationship. These arrangements allow clients to attempt to seek concessions, introduce unfavorable terms or limit the services and solutions that we provide to them before a project is finished or as a condition to continued or increased business. The arrangements also generally allow a client to terminate or to decide not to renew their contracts or purchase orders with little or no advanced notice to us. A loss of one or more clients, a meaningful reduction in their purchases from us or an adverse change in the terms on which we provide our services and solutions could have a material adverse effect on our business, financial condition and results of operations.

Public clients involve unique policy, contract and performance risks, and we may face challenges to our government contracts or our eligibility to serve government clients, any of which could materially adversely impact our business.

We derive, and expect to continue to derive in the future, revenues from federal, state, provincial or local government clients, which accounted for approximately 8.9% of our revenues for the fiscal year ended December 31, 2025. Sales to governments and related entities present risks in addition to those involved in sales to many of our other clients, including policy-related risks such as potential disruption due to appropriation and spending patterns, delays in the adoption of new technologies due to political, fiscal or bureaucratic processes, delays in approving budgets and the government’s right to cancel contracts and purchase orders for its convenience. General political and economic conditions, which we cannot accurately predict, also directly and indirectly affect policies relating to the quantity and allocation of expenditures by government clients. In addition, government contracts may involve long purchase and payment cycles, competitive bidding requirements, qualification requirements, delays or changes in agreed-to funding, budgetary constraints, political agendas, extensive specification development and price negotiations, milestone requirements and the potential unenforceability of limitations on liability or other contractual provisions, any of which may create price pressure and reduce our margins. As a result, we could experience a material adverse effect on our business, financial condition and results of operations.

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

Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect data and intellectual property may not be successful and our business has in the past been and could be negatively affected by cyber or security threats or other disruptions. We routinely experience various cybersecurity threats to our technology infrastructure, unauthorized attempts to gain access to our company, employee and customer-sensitive information, insider threats and other attacks. Our customers, suppliers, subcontractors, and partners experience similar security threats. In addition to cyber threats, we face threats to the security of our facilities and employees, which could materially disrupt our business if carried out. We could also be impacted by the improper conduct of our employees or others working on behalf of us who have access to export controlled or Controlled Unclassified Information (CUI), which could adversely affect our business and reputation. The threats we face vary from attacks common to most industries, such as ransomware, to more advanced and persistent threats and highly organized adversaries, including nation state actors, which target us and other defense contractors and other companies. These threats can cause disruptions to our business operations. Additionally, the prevalence and increasing sophistication of artificial intelligence may increase the frequency or efficacy of cyberattacks, and the use of artificial intelligence by us or the third parties on which we depend to operate our business may create new cybersecurity vulnerabilities, including those which may not be recognized at this time. In addition to cyber threats, our cybersecurity and processing systems, as well as those of our third-party service providers, including cloud service providers, newly acquired companies that have not yet been integrated, and those of our clients which we periodically manage, may experience damage or disruption from a number of causes, including power outages, computer and telecommunication failures, internal design, manual or usage errors, workplace violence or wrongdoing, catastrophic events, natural disasters, and severe weather conditions. These systems may also be damaged, disrupted, or fail entirely because of computer viruses or other malicious codes, social-engineering schemes, unauthorized access attempts, and cyber-attacks that could include phishing-attacks, denial-of-service attacks, ransomware, malware, and hacking. If we are unable to protect sensitive information, including complying with evolving information security and data protection/privacy regulations, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures. Moreover, depending on the severity of an incident, our customers’ data, our employees’ data, our intellectual property (including trade secrets and research, development, and engineering know-how), and other third-party data (such as subcontractors, suppliers and vendors) could be compromised.

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

Our Senior Secured Credit Agreement, provided for a $500.0 million credit facility comprised of a $200.0 million term loan and a $300.0 million revolving line of credit, or the 2025 Credit Facility. Pursuant to the 2025 Credit Facility, the Company also has the option to borrow up to an aggregate of $200.0 million in incremental term loans or increased commitments under the revolving line of credit subject to the satisfaction of certain conditions. The revolving line of credit includes a $20.0 million sublimit for the issuance of letters of credit. Subject to certain exceptions, all amounts under the 2025 Credit Facility will become due on February 26, 2030. As of December 31, 2025, our total indebtedness net of deferred debt issuance costs was $288.3 million, consisting of $282.2 million outstanding under the 2025 Credit Facility, $197.5 million of which was outstanding under the term loan, $84.7 million of which was outstanding under the revolving line of credit and $8.1 million of which was outstanding under our aircraft loan.

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

We may be able to incur significant additional indebtedness in the future. For example, we may incur additional indebtedness in connection with future acquisitions. Although our 2025 Credit Facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2025, the 2025 Credit Facility provided for an aggregate unused capacity of $215.3 million (without giving effect to any outstanding letters of credit, and subject to borrowing base limitations, if any). The 2025 Credit Facility also allows us to increase the aggregate borrowings thereunder by up to $200.0 million. See Note 13 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data."

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

Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our existing or future debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Our 2025 Credit Facility, and our airplane loan, restrict our ability to consummate or use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair. Any proceeds that we receive may not be adequate to meet any debt service obligations then due. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness.

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
•
actions by stockholders, including sales of large blocks of our common stock or sales of common stock by any of our officer or directors;
•
short selling of our common stock or related derivative securities or hedging activities;
•
general market, economic and political conditions, including an economic slowdown, inflation or changes in interest rates;
•
changes to the regulatory and legal landscape that drives a portion of our revenue;
•
any significant volatility in the liquidity of the trading market for our common stock;
•
speculation in the press or investment community;
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

We have no present intention to pay dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our 2025 Credit Facility agreements governing any other indebtedness we may enter into and other factors that our board of directors deems relevant. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.” Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.

Our ability to raise capital in the future may be limited. We may not be able to secure additional financing on terms that are acceptable to us, or at all.

In order for us to grow and successfully execute our business plan, we will require additional financing. Additionally, our business and operations may consume resources faster than we anticipate. Therefore, in the future, we expect we will raise additional funds through various financings that may include the issuance of new equity securities, debt or a combination of both. However, any sale or perception of a possible sale by our affiliates, and any related decline in the market price of our common stock, could impair our ability to raise capital. Further, additional financing, whether debt or equity, may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

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
•
require advance notice for nominations for election to the board of directors and for stockholder proposals; and
•
do not permit cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election.

These provisions may discourage, delay or prevent a merger or acquisition of our company, including a transaction in which the acquirer may offer a premium price for our common stock.

We are also subject to Section 203 of the Delaware General Corporation Law, or the DGCL, which, subject to certain exceptions, prohibits us from engaging in any business combination with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. In addition, our 2017 Stock Plan permits accelerated vesting of stock options and restricted stock, and payments to be made to the employees thereunder in certain circumstances, in connection with a change of control of our company, which could discourage, delay or prevent a merger or acquisition at a premium price. In addition, our 2025 Credit Facility includes, and other debt instruments we may enter into in the future may include, provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to our company, which also could discourage, delay or prevent a business combination transaction. See “Provisions of Our Certificate of Incorporation, Bylaws and Delaware Law That May Have an Anti-Takeover Effect” in the Description of Securities exhibit filed as exhibit 4.2 to this Annual Report on Form 10-K.

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

Our margins, and therefore our profitability, are largely a function of the rates we are able to charge for our services and the costs incurred to provide such services. Accordingly, if we are not able to maintain, raise or otherwise appropriately set our pricing, or we are not able to maintain or reduce costs as and when needed, we will not be able to sustain our margins and our business and results of operations will be adversely affected. If we are not able to raise the rates we charge for our services to offset the impact of any cost increases, we will not be able to sustain our margins and our profitability will suffer.

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

Our profitability is a function of our ability to raise prices, control our costs and improve our efficiency. We may not be able to raise prices sufficiently to cover higher costs of labor and other input costs. In addition, as we increase the number of our technical personnel and execute our strategy for growth, we may not be able to manage a significantly larger workforce, control our costs or improve our efficiency.

We have a history of losses and may not be able to achieve or sustain profitability in the future.

While we have been able to generate revenues, we may not be able to increase the amount of revenues we generate, and we might incur net losses for some time as we continue to grow. We experienced net losses in each year since inception, including net losses of $0.8 million and $62.3 million for the fiscal years ended December 31, 2025 and 2024, respectively, and we may incur net losses in the future. As of December 31, 2025, we had an accumulated deficit of $273.5 million. It is difficult for us to predict our future results of operations, and we expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, integrate completed acquisitions, make and integrate future acquisitions and invest in research and development. If we fail to increase our revenue to offset the increases in our operating expenses, we may not achieve or sustain profitability in the future.

We may not be successful in promoting and further developing our brands, which could adversely affect our business.

We have a limited operating history as a company and, as a result, the Montrose brand is not fully established, although many of the brands we use, including those acquired through our acquisition activity, have a longer and more well-established history. Our industry is highly fragmented and we believe that our future success depends in part on our ability to maintain and further strengthen and consolidate our core brands across the diverse range of environmental services that we provide. Strengthening and consolidating our brands will require significant time, expense and the attention of management, and any success will depend largely on our marketing efforts and ability to provide our clients with high-quality services. If a client is not satisfied with our services, including those of our technical employees, it may be more damaging to our brand and business as compared to that of larger, more established companies. Additionally, to the extent our clients draw regulatory or media scrutiny regarding their environmental impact or other areas where we may provide services to them, we may as a consequence also draw scrutiny. We are also investing more in brand development and brand consolidation and there can be no assurances that this investment will generate additional revenues or business. If we fail to successfully maintain and continue to grow our brands through promotion and other efforts, incur excessive unanticipated expenses in attempting to promote and maintain our brands, or lose clients as a result, our business, financial condition and results of operations may be adversely affected.

Our global operations subject us to additional risks that could adversely affect our business.

We have activities outside of the United States. Our operations, as well as those of our clients, are therefore subject to regulatory, economic, political and other events and uncertainties in countries where these operations are located. Further, our growth strategy includes expansion into additional international markets. In addition to the risks discussed elsewhere herein that are common to both our domestic and international operations, we face risks specific to our foreign activities, including but not limited to:

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

We rely on a combination of patents, trademarks, trade names, trade secrets, confidentiality and nondisclosure clauses and agreements and other unregistered rights to define and protect our rights to our brand and the intellectual property used in our business. We also rely on industry and market “know-how” that cannot be registered and may not be subject to any confidentiality or nondisclosure clauses or agreements. We are also expanding the software and application design work that we do in house, including applications to take real-time measurements of certain contaminants in the air, and have increased our research and development spending. These intellectual property rights or others we develop, obtain or acquire may not, however, provide us with a significant competitive advantage because our rights may not be sufficiently broad or may be challenged, invalidated or subject to government march-in or sovereign rights or compulsory licensing, sunshine laws or be subject to freedom of information requests or court-ordered public disclosure. Further, our use of contractual provisions, confidentiality procedures and agreements and other registrations may not be sufficient to protect our intellectual property rights, these protective measures may be circumvented or our rights may be misappropriated, disparaged, diluted or stolen, particularly in countries where intellectual property rights laws are not highly developed, protected or enforced. Others may independently develop similar intellectual property designed around ours. Our intellectual property may also be replaced by new technologies to which we have no right of use or can only acquire such use at unreasonable or unsustainable costs. Any inability to develop or acquire and maintain the necessary intellectual property rights for our business or to protect our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

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

The success of our research and development activity is highly uncertain. Research and development efforts can require substantial technical, financial and human resources. We may focus our efforts and resources on potential technologies that ultimately prove to be unsuccessful and technologies that first appear promising may be delayed or fail to reach later stages of development. Decisions regarding the further advancement of these technologies must sometimes be made with limited and incomplete data, which makes it difficult to ensure or even accurately predict the outcomes. Because we have limited resources, we may forgo pursuing one opportunity that later is proven to have greater commercial potential. Even if our efforts do yield new technologies, we may not be able to convert those technologies into commercially viable offerings in the long term. Further, we may not be able to recover any increased investment in our research and development activities if the particular activities do not generate viable commercial services or products we can offer to our customers or use in the provision of services. If our research and development activities are unsuccessful, our technologies and offerings may not keep pace with the market, and we may lose clients and one or more competitive advantages, any of which could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with anti-corruption and similar laws could subject us to penalties and other adverse consequences.

We are required to comply with the FCPA and similar laws in other countries that prohibit improper payments or offers of payment to foreign officials and political parties for the purpose of obtaining or retaining business as well as require companies to maintain accurate books and records. Bribery, corruption and trade laws and regulations, and the enforcement thereof, are increasing in frequency, complexity and severity on a global basis. In many foreign countries it may be a local custom that businesses operating in such countries engage in practices that are prohibited by the FCPA or other similar laws and regulations. Although we have implemented policies and procedures requiring our employees, consultants and other third parties with whom we do business to comply with the FCPA and similar laws and regulations, we have limited experience in these areas and there can be no assurance that our policies will be adequate or prevent and deter violations of these types of laws. If our employees, consultants or other third parties with whom we do business do violate these laws or our policies, we may be ultimately held responsible, and any violation could result in severe criminal or civil sanctions, fines and penalties and suspension or debarment from U.S. government contracting, any of which could have a material and adverse effect on our business, financial condition and results of operations.

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

To comply with the requirements of being a public company, we have undertaken and may need to undertake in the future various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting or issues an adverse report in the event it is not satisfied with the level at which our controls are documented, designed or operating, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources. Failure to maintain effective controls and procedures and comply with Section 404 could also delay or otherwise adversely affect our ability to timely produce accurate financial statements and related information, which could restrict our access to capital markets and cause the price of our common stock to fall.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We maintain a cybersecurity risk management program designed to assess, identify, and manage material risks from cybersecurity threats, including unauthorized access to our information systems and the confidential, proprietary, business, and personal information we process and store. Our cybersecurity risk management processes are integrated into our enterprise risk management framework and are aligned with the National Institute for Standards and Technology Risk Management Framework (NIST RMF), other industry-recognized standards, and contractual requirements. These processes are led under the oversight of our Chief Information Officer (CIO) and implemented by a dedicated information security team in coordination with senior management and other business functions.

As part of our cybersecurity risk management processes, we periodically conduct ongoing risk assessments, vulnerability management activities, application security assessments, penetration testing, and security audits to identify and manage cybersecurity risks. We also maintain an enterprise-wide cybersecurity training and awareness program for employees.

We engage third parties in connection with our cybersecurity risk management processes, including a managed security service provider that supports security monitoring and incident response in coordination with our internal team. We also engage assessors, consultants, and auditors from time to time to assist with cybersecurity risk assessment, threat identification, and remediation, and we participate in government and industry information-sharing initiatives.

We have processes to oversee and manage cybersecurity risks associated with third-party service providers, including through monitoring activities and the use of security controls and technologies.

We maintain an incident response plan aligned with NIST RMF that provides for the investigation, containment, escalation, and remediation of cybersecurity incidents, including procedures to assess materiality and escalate potentially material incidents to senior management and the Audit Committee.

As of December 31, 2025, we were not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

Governance

In December 2025, Montrose welcomed a new Chief Information Officer (CIO). Our CIO brings deep expertise in cybersecurity and data privacy, supported by more than 20 years of experience leading technology, security, and digital transformation functions across multiple organizations. His background includes overseeing enterprise security programs, implementing large‑scale infrastructure modernization initiatives, and driving the adoption of industry‑standard cybersecurity frameworks designed to enhance organizational resilience.

Montrose has a dedicated cybersecurity team under the oversight of our CIO that is responsible for defining and overseeing the implementation of Montrose’s cybersecurity and data privacy strategies, policies, and procedures. Additionally, a third-party cybersecurity advisor meets with the CIO and cybersecurity team leaders to review strategies and progress. Montrose’s Enterprise Cybersecurity Council, consisting of the CIO, Information Security Director, Infrastructure Director, and senior security architects and engineers, is responsible for identifying, assessing, and managing material risks from cybersecurity threats. The council meets monthly to review cybersecurity risks, evaluate performance metrics, and identify areas for improvement. The council monitors progress on cybersecurity-related projects, employee training completion, and phishing response rates. Additionally, the council monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Members possess extensive cybersecurity experience and hold certifications such as Certified Information Security Manager (CISM), Certified Information Systems Security Professional, Certified Ethical Hacker, and Cisco Certified Network Associate.

The Board oversees Montrose’s processes for assessing and mitigating risk, including cybersecurity risk. The Audit Committee maintains delegated oversight of cybersecurity risks, engaging third-party expertise as it determines is needed to advise on infrastructure, policies, and practices. Our CIO briefs the Audit Committee quarterly on cybersecurity and data privacy risks, incidents, and ongoing projects. The full Board receives quarterly updates from the Audit Committee and periodic briefings from the CIO on cybersecurity and data privacy risk management.

In accordance with our Incident Response Plan, in the event of a potentially material cybersecurity event, the Audit Committee as well as our General Council, Chief Financial Officer, and CEO would be notified, briefed, and involved in oversight of mitigation, reporting, and recovery measures as appropriate.

Item 2. Properties.

Our principal executive offices are located at 5120 Northshore Drive, North Little Rock, Arkansas. We currently operate out of approximately 120 locations across North America, Canada, and Australia, all of which are leased locations other than one owned building for an environmental laboratory in Richmond, Virginia used in our Measurement and Analysis segment. Our lease terms vary from month-to-month to multi-year current commitments of up to 20 years, with our average commitment being 4 years. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available in similar locations.

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

Holders of Record

As of February 20, 2026, there were approximately 148 stockholders of record of our common stock. This number does not represent the actual number of beneficial owners of our common stock because shares are often held in “street name” by securities dealers, brokers, institutions and others for the benefit of individual owners who have the right to vote their shares. We are unable to estimate the total number of beneficial owners represented by these record holders.

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

The agreements governing our existing indebtedness contain, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our surplus, which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or, if there is no surplus, out of our net profits for the then current and immediately preceding year.

Unregistered Sales of Equity Securities

On December 30, 2025, we issued an aggregate of 10,680 shares of common stock to the former owners of Spirit as purchase price consideration related to an earnout payment. These issuances of common stock were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof as transactions by an issuer not involving any public offering.

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

The following graph depicts the total cumulative stockholder return on our common stock, for the five-year period through December 31, 2025, relative to the performance of the Russell 2000 Index and MSCI USA ESG Leaders. The graph assumes an initial investment of $100.00 at the close of trading on December 31, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Date	Montrose Environmental Group	Russell 2000 Index	MSCI USA ESG Leaders
12/31/2020	$100.00	$100.00	$100.00
12/31/2021	227.75	114.82	131.73
12/31/2022	143.38	91.35	105.11
12/31/2023	103.78	106.82	135.74
12/31/2024	59.92	119.14	167.75
12/31/2025	80.20	134.40	200.03

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

Overview

Since our inception in 2012, our mission has been to help clients and communities meet their environmental goals and needs. According to data derived from a 2025 Environmental Industry Study prepared by Environmental Business International, Inc., or EBI, the global environmental industry is estimated to generate approximately $1.9 trillion in revenues in 2026, with $620.0 billion concentrated in the United States.

Our Segments

We provide environmental services to our clients through three business segments—Assessment, Permitting and Response, Measurement and Analysis, and Remediation and Reuse. For more information on each of our operating segments, see Item 1. “Business” and our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Remediation and Reuse

Remediation and Reuse segment provides clients with engineering, design, and implementation services, primarily (i) treatment technologies which treat contaminated water, or (ii) soil remediation. Our employees, including engineers, scientists and consultants, provide these services to assist our clients in designing solutions, managing products and mitigating environmental risks and liabilities at their locations. We do not own the properties or facilities at which we implement these projects or the underlying liabilities, nor do we own material amounts of the equipment used in projects.

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

Acquisitions

Although we did not consummate any acquisitions in 2025, we have been, and expect to continue to be, an acquisitive company. Acquisitions have expanded our environmental service capabilities across all three segments, our access to technology, as well as our geographic reach in the United States, Canada, Europe and Australia. See Item 1. “Business—Strategic Acquisitions.” The table below sets forth the number of acquisitions completed in 2024 and 2023, fiscal year revenues contributed by those acquisitions in the year of acquisition, and the percentage of total annual revenues attributable to those acquisitions:

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

	Year Ended December 31,
(in thousands)	2025	2024	2023
Amortization expense	$29,929	$34,943	$30,130
Acquisition-related costs	1,825	7,827	6,930
Fair value changes in business acquisition contingencies	900	534	84

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

During the year ended December 31, 2025, we made contingent consideration payments of $17.8 million for Epic, SensibleIoT, LLC (Sensible), Vandrensning, and Spirit, of which $10.0 million was paid in cash, and $7.7 million was paid in the Company's common stock. During the year ended December 31, 2024, we made earn-out payments of $1.5 million in connection with our acquisition of Huco Consulting, Inc. (Huco) of which, $0.4 million was paid in cash, and the remaining $1.1 million in the Company's common stock. In connection with certain of our acquisitions, we may make up to $17.6 million in aggregate earn-out payments between the years 2026 and 2027, of which up to $5.1 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $9.7 million may be paid, at our option, in cash or common stock. See Note 8 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

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

During the first quarter of 2023, we determined to sell one of our specialty lab testing businesses, the Discontinued Specialty Lab, whose service offering was non-core to our business. On December 29, 2023, we sold the assets of the Discontinued Specialty Lab for a total sales price of $4.8 million. Proceeds from the sale were paid in cash of $0.5 million, and a promissory note receivable of $4.3 million. We recorded a gain on the sale of the assets of approximately $1.8 million and recorded a current expected loss of $2.2 million against the promissory note receivable. The Discontinued Specialty Lab, which was part of our Measurement and Analysis segment, generated revenues of $8.8 million in the year ended December 31, 2023. The discontinuation of this specialty service line did not represent a strategic shift that had a major effect on our operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

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

Financing Costs

Financing costs are driven by interest incurred on our outstanding borrowings under the 2025 Credit Facility, as well as fees paid on the unutilized capacity of the facility and outstanding letters of credit issued under the facility. Interest is also incurred on outstanding borrowings under the Aircraft Loan and amounts outstanding under our capital lease facilities. Financing costs also include the amortization or write-offs of deferred debt issuance costs and amounts paid under our interest rate swaps. Amounts received related to our interest rate swaps are netted against financing costs.

Total debt, net of deferred debt issuance costs, at December 31, 2025 was $288.3 million, which was an increase of $65.6 million compared to December 31, 2024. The increase was primarily driven by an increase of $59.5 million outstanding under our revolving line of credit.

Interest expense, net was $19.6 million, $15.9 million and $7.8 million in the years ended December 31, 2025, 2024 and 2023, respectively. We expect interest expense to remain a significant cost as we continue to leverage our 2025 Credit Facility to support our operations and future acquisitions. Our 2025 Credit Facility funded a portion of the redemption of the Series A-2 Preferred Stock in April and July 2025.

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

Seasonality

Due to the field-based nature of certain of our services, weather patterns generally impact our field-based teams’ ability to operate in the winter months. As a result, our operating results experience quarterly variability with generally lower revenues and lower earnings in the first and fourth quarters and higher overall revenues and earnings in the second and third quarters. As we continue to grow and expand into new geographies and service lines, quarterly variability in our Measurement and Analysis and Remediation and Reuse segments may deviate from historical trends.

Earnings Volatility

In addition to the impact of seasonality on earnings, our environmental emergency response business exposes us to potentially significant revenue and earnings fluctuations tied to large environmental emergency response projects following an incident or natural disaster or more broad scale events. Total revenue from emergency response related services was $77.0 million, $48.0 million, and $91.4 million in the years ended December 31, 2025, 2024 and 2023, respectively. Demand for environmental emergency response services remains difficult to predict and as a result, we may have experienced revenues and earnings in prior years that are not indicative of future results, making those periods particularly difficult comparisons for future periods. Earnings volatility is also driven by the timing of large projects, particularly in our Remediation and Reuse segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on annual results.

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year Ended December 31,
(in thousands, except per share data)	2025	2024
Revenues	$830,538	$696,395
Cost of revenues (exclusive of depreciation and amortization)	496,192	418,193
Selling, general and administrative expense	270,806	261,627
Fair value changes in business acquisition contingencies	900	534
Depreciation and amortization	50,915	52,762
Income (loss) from operations	11,725	(36,721)
Other income (expense), net	19,063	(1,735)
Interest expense, net	(19,567)	(15,862)
Income (loss) before income taxes	11,221	(54,318)
Income tax expense	12,064	7,996
Net loss	$(843)	$(62,314)
Series A-2 dividend payment	(4,150)	(11,064)
Net loss attributable to common stockholders	$(4,993)	$(73,378)

Weighted average common shares outstanding
Basic	35,120	33,061
Diluted	35,120	33,061

Net loss per share attributable to common stockholders
Basic	$(0.14)	$(2.22)
Diluted	$(0.14)	$(2.22)

Revenues

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Revenues	$830,538	$696,395	$134,143	19.3%

For the year ended December 31, 2025, we generated revenues of $830.5 million, an increase of $134.1 million or 19.3% from the year ended December 31, 2024. The period over period increase in revenues was primarily driven by strong organic growth of 12.7% or $81.8 million across all three segments, $29.0 million higher emergency response revenue, and $25.0 million from acquisitions completed in 2024. Revenue from environmental response was $77.0 million and $48.0 million for the years ended December 31, 2025 and 2024, respectively. Revenues from the exited European operations were $3.8 million for the year ended December 31, 2025, compared to $3.2 million for the year ended December 31, 2024.

Revenue by segment, and as a percentage of total revenues, was as follows:

	Year Ended December 31,
	2025		2024
(in thousands, except %)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Assessment, Permitting and Response	$307,428	37.0%	$214,850	30.9%
Measurement and Analysis	245,860	29.6	224,366	32.2
Remediation and Reuse	277,250	33.4	257,179	36.9
	$830,538		$696,395

Cost of Revenues

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Cost of revenues (exclusive of depreciation and amortization)	$496,192	$418,193	$77,999	18.7%
Cost of revenue as a % of revenue	59.7%	60.1%

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, material parts and components, and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

Cost of revenues for the year ended December 31, 2025 increased from the year ended December 31, 2024 driven primarily by an increase in revenues. Cost of revenues as a percentage of revenue dropped to 59.7% from 60.1% in 2024, primarily due to favorable segment revenue mix. Revenue in our Assessment, Permitting and Response segment which has our lowest cost of revenues as a percentage of revenue, increased to 37.0% of total revenues for the year ended December 31, 2025 from 30.9% in the prior year. Cost of revenues as a percentage of revenue also benefited from operating leverage in our Measurement and Analysis segment, partially offset by higher sub-contract costs in our Assessment, Permitting and Response segment attributable to higher external lab spending on higher emergency response revenues.

Selling, General and Administrative Expense

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Selling, general and administrative expense	$270,806	$261,627	$9,179	3.5%

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

Selling, general and administrative expense for the year ended December 31, 2025 increased by $9.2 million or 3.5% compared to the year ended December 31, 2024. This increase was primarily driven by an increase of $22.1 million in labor costs, mainly driven by a $10.8 million increase in bonus expenses, as well as an increase in headcount, $6.7 million increase in bad debt expense, primarily driven by an increase in aged receivables from the City of Tustin, and $2.0 million increase in severance costs. These increases were partially offset by a decrease of $22.5 million in stock based compensation expense, primarily related to the expensing of the unamortized value of executive team stock appreciation rights (SARs) in the prior year.

See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business and Note 17 to our audited consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data." for details on the SARs cancellation.

Depreciation and Amortization

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Depreciation and amortization	$50,915	$52,762	$(1,847)	(3.5%)

The decrease in depreciation and amortization expense was primarily due to lower amortization of intangibles due to the absence of acquisitions in 2025, partially offset by increased depreciation expense due to higher property and equipment balances.

See Notes 6, 7, 8 and 9 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Other Income (Expense), Net

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Other income (expense), net	$19,063	$(1,735)	$20,798	(1198.7%)

Other income, net for the year ended December 31, 2025 of $19.1 million was driven by a $20.2 million fair value gain related to the Series A-2 Preferred Stock conversion option and $0.8 million of other non-operating income, partially offset by a $2.0 million loss related to fair value adjustments on our interest rate swaps.

Other expense, net for the year ended December 31, 2024 of $1.7 million was driven by a $1.9 million loss related to fair value adjustments on our interest rate swaps and a $1.2 million loss related to fair value adjustments on the Series A-2 Preferred Stock conversion option, partially offset by $1.4 million gain from other income.

See Notes 13, 14 and 16 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Interest Expense, Net

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Interest expense, net	$19,567	$15,862	$3,705	23.4%

Interest expense, net incurred in the year ended December 31, 2025, was $19.6 million, compared to $15.9 million for the year ended December 31, 2024. The increase in interest expense was primarily due to a higher debt balance outstanding during the year, partially offset by lower interest rates. Interest expense in 2025 was also impacted by the write-off of deferred debt issuance costs of $0.9 million as a result of the refinancing of our senior secured credit facility in February 2025.

Weighted average interest rates as of December 31, 2025 and December 31, 2024 were 6.1% and 7.2%, respectively, before the benefit of interest rate swaps, and 5.5% and 5.8%, respectively, after the benefit of interest rate swaps. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 7 and 13 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Income Tax Expense

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Income tax expense	$12,064	$7,996	$4,068	50.9%

Income tax expense was $12.1 million and $8.0 million for the years ended December 31, 2025 and 2024, respectively. The difference between our effective tax rate and the federal statutory rate of 21.0% is primarily attributable to items recorded for GAAP but permanently disallowed for U.S. federal income tax purposes, change in valuation allowance, research and development tax credits and state and foreign income tax provisions.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

For a discussion of our consolidated results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025, or the 2024 Annual Report.

Segment Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year Ended December 31,
	2025			2024
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$307,428	$68,455	22.3%	$214,850	$48,020	22.4%
Measurement and Analysis	245,860	64,351	26.2	224,366	50,521	22.5
Remediation and Reuse	277,250	36,278	13.1	257,179	38,339	14.9
Total Reportable Segments	$830,538	$169,084	20.4%	$696,395	$136,880	19.7%
Corporate and Other		$(52,920)	(6.4)%		$(41,092)	(5.9)%

(1)
For purposes of evaluating segment profit, the Company’s chief operating decision maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
(2)
Represents Segment Adjusted EBITDA as a percentage of revenues.

Revenues

	Year Ended December 31,		Change
(in thousands, except %)	2025	2024	$	%
Assessment, Permitting and Response	$307,428	$214,850	$92,578	43.1%
Measurement and Analysis	245,860	224,366	21,494	9.6
Remediation and Reuse	277,250	257,179	20,071	7.8
Total Reportable Segments	$830,538	$696,395	$134,143	19.3%

Assessment, Permitting and Response segment revenues for the year ended December 31, 2025 increased compared to the year ended December 31, 2024 due to organic growth within our non-response consulting and advisory services of 34.6% or $57.8 million driven by remediation consulting work cross sold from an initial emergency response incident, an increase in revenues from environmental emergency responses of $29.0 million, and $5.8 million additional revenue from acquisitions completed in 2024. Emergency response revenue was $77.0 million and $48.0 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Measurement and Analysis segment revenues for the year ended December 31, 2025 increased compared to the year ended December 31, 2024 as a result of organic growth of 5.4% or $12.0 million and $11.6 million additional revenue from acquisitions completed in 2024, partially offset by a decrease in revenue of $2.3 million related to a lab sold in the fourth quarter of 2024. Organic growth was primarily driven by cross selling efforts and an increase in certain state regulatory requirements.

Remediation and Reuse segment revenues for the year ended December 31, 2025 increased compared to the year ended December 31, 2024 as a result of organic growth of 4.7% or $12.0 million and $7.6 million additional revenue from acquisitions completed in 2024. Organic growth was driven primarily by growth in our water treatment business partially offset by lower revenues in our renewables business, which we are winding down due in part to regulatory uncertainty and declining demand. Renewables revenue was $2.8 million and $12.6 million for the years ended December 31, 2025 and December 31, 2024, respectively. Revenues from the exited European operations were $3.8 million for the year ended December 31, 2025, compared to $3.2 million for the year ended December 31, 2024.

Segment Adjusted EBITDA

	Year Ended December 31,		Year Ended December 31,		Change
	2025	2024	2025	2024	$	Margin %
(in thousands, except %)	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Adjusted EBITDA Margin(2)	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Assessment, Permitting and Response	$68,455	$48,020	22.3%	22.4%	$20,435	(0.1)%
Measurement and Analysis	64,351	50,521	26.2	22.5	13,830	3.7
Remediation and Reuse	36,278	38,339	13.1	14.9	(2,061)	(1.8)
Total Reportable Segments	$169,084	$136,880	20.4%	19.7%	$32,204	0.7%
Corporate and Other	$(52,920)	$(41,092)	(6.4)%	(5.9)%	$(11,828)

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

Assessment, Permitting and Response Segment Adjusted EBITDA for the year ended December 31, 2025 increased compared to the year ended December 31, 2024 primarily as a result of higher revenues. Segment Adjusted EBITDA margin for the year ended December 31, 2025 decreased compared to the year ended December 31, 2024 primarily as a result of a bad debt expense of $4.9 million related to the City of Tustin, partially offset by favorable emergency response revenue.

Measurement and Analysis Segment Adjusted EBITDA for the year ended December 31, 2025 increased compared to the year ended December 31, 2024 primarily as a result of higher revenues driven by organic growth. Segment Adjusted EBITDA margin for the year ended December 31, 2025 increased compared to the year ended December 31, 2024 primarily as a result of improved operating performance and operating leverage.

Remediation and Reuse Segment Adjusted EBITDA for the year ended December 31, 2025 decreased compared to the year ended December 31, 2024 primarily due to losses incurred in our renewable energy business in the current year, partially offset by higher revenues in our water treatment business. Segment Adjusted EBITDA margin for the year ended December 31, 2025 decreased compared to the year ended December 31, 2024 primarily as a result of losses incurred in our renewables business. Adjusted EBITDA in our renewable energy business was a loss of $4.4 million in the year ended December 31, 2025, compared to Adjusted EBITDA of $0.9 million in the prior year.

Corporate and other costs for the year ended December 31, 2025 increased compared to the year ended December 31, 2024 primarily due to higher bonus expense of $7.2 million, driven by an outperformance in the current year versus the prior year, higher outside service costs of $2.7 million primarily related to an IT migration, and higher non-bonus related payroll costs.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

For a discussion of our segment results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and other sources, including availability under our 2025 Credit Facility, and their sufficiency to fund our operating and investing activities.

Our principal sources of liquidity have been cash generated by operating activities, borrowings under our senior secured credit facilities, other borrowing arrangements, and proceeds from the issuance of common stock. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day-to-day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness, and to make capital expenditures. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. We may make up to $17.6 million in aggregate earn-out payments between the years 2026 and 2027 in connection with certain of our acquisitions of which up to $5.1 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $9.7 million may be paid in cash or, at our option, in common stock. See Note 8 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data." As of December 31, 2025, we had $214.2 million available under the 2025 Credit Facility (after giving effect to any outstanding letters of credit, and subject to borrowing base limitations), and $11.2 million of cash on hand. In April and July 2025, we redeemed the remaining $122.2 million in aggregate stated value of the outstanding Series A-2 Preferred Stock using cash and borrowings under our revolving line of credit.

We expect to continue to finance our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our 2025 Credit Facility. We believe these sources will be sufficient to fund our cash needs in the short-term and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$107,476	$22,235	$56,022
Investing activities	(15,842)	(138,045)	(101,624)
Financing activities	(93,122)	106,002	(20,110)
Change in cash, cash equivalents and restricted cash	$(1,488)	$(9,808)	$(65,712)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

Net cash provided by operating activities was $107.5 million for the year ended December 31, 2025, compared to $22.2 million for the year ended December 31, 2024. The period-over-period increase of $85.2 million, was primarily due to an increase in earnings before non-cash items of $29.8 million, and improved working capital performance, reflecting a $55.2 million lower cash outflow.

Working capital (which excludes contingent consideration payments and changes in right-of-use assets) decreased by $14.8 million in the year ended December 31, 2025, primarily due to an increase in accounts payable and other accrued liabilities of $8.3 million and accrued payroll and benefits of $18.5 million, due to the timing of payments and growth in the company, partially offset by an increase in accounts receivable of $10.1 million driven by an increase in revenue.

For the year ended December 31, 2024, net cash provided by operating activities was $22.2 million, compared to net cash provided by operating activities of $56.0 million for the year ended December 31, 2023. The period-over-period decrease of $33.8 million, was primarily due to a higher increase in working capital of $40.4 million in 2024 versus $3.3 million in 2023, as well as higher interest payments of $6.7 million and higher tax payments of $3.2 million, partially offset by higher cash from operating activities before changes in working capital, interest, tax and contingent earnout payment of $4.3 million, and lower contingent earnout payments of $0.6 million.

Working capital increased by $40.4 million in the year ended December 31, 2024, primarily due to an increase in accounts receivable of $42.0 million driven by higher revenues in the fourth quarter versus the prior year, and the previously disclosed receivable from a large U.S. government project for the City of Tustin, CA. This increase was partially offset by an increase in accounts payable and other accrued liabilities (including accrued payroll) of $2.1 million, due to the timing of payments and growth in the company.

Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was $15.8 million primarily driven by $16.3 million in purchases of property and equipment.

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

Financing Activities

For the year ended December 31, 2025, net cash used in financing activities was $93.1 million. Cash used in financing activities was driven by net repayments of borrowing of $612.6 million, redemption of the Series A-2 Preferred Stock of $122.2 million, contingent consideration payments of $11.0 million, repayments of finance leases of $11.1 million, taxes paid related to net share settlement of equity awards of $10.7 million, dividends on the Series A-2 Preferred Stock of $4.2 million, and payment of financing cost of $2.4 million, partially offset by borrowing under our credit facility of $677.6 million.

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

Credit Facilities

In February 2025, we replaced our existing senior secured credit facility with a new senior secured credit facility, the 2025 Credit Facility. Refer to Note 13 to our audited consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

See Note 13 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” for details on the 2025 Credit Facility and 2021 Credit Facility.

Series A-2 Preferred Stock

In January 2024, the Company redeemed $60.0 million in aggregate stated value of the Series A-2 Preferred Stock in cash. The Company redeemed $60.0 million and $62.2 million in aggregate stated value of the outstanding Series A-2 Preferred Stock on April 1, 2025 and July 1, 2025, respectively. The Company funded the redemptions with cash on hand and, with respect to the 2025 redemptions, borrowings under its senior secured credit facilities. Following the July 2025 redemption, no A-2 Preferred Shares remained outstanding.

See Note 16 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” for details regarding the Series A-2 Preferred Stock.

Stock Repurchase Program

On May 7, 2025, the Company announced that its Board of Directors has approved a stock repurchase program of up to $40.0 million. The repurchase program does not have a set expiration date. The Company has not made any repurchases under the program to date.

Critical Accounting Policies and Estimates

The Company's significant accounting policies and estimates are described in Notes 2 and 3 to our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”, which were prepared in accordance with U.S. GAAP. Critical accounting policies are those that we believe are both most important to the portrayal of our financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances and judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions. The Company considers the following policies and estimates to be the most critical in understanding the judgments that are involved in preparing its consolidated financial statements:

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

We account for individual promises in contracts as separate performance obligations if the promises are distinct. The assessment requires judgment. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Certain contracts in our Measurement and Analysis segment have multiple performance obligations, most commonly due to the contracts providing for multiple laboratory tests which are individual performance obligations.

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

Impairments of Long Lived Assets and Goodwill

Goodwill is not amortized but is tested for impairment annually, or more often if impairment indicators are present, at the reporting unit level. We estimate the fair value of our reporting units based on the income approach utilizing the discounted cash flow method and the market-based approach utilizing the public company market multiple method. The valuation techniques we use are the discounted cash flow method and the guideline public company method, which are equally weighted, with key assumptions including estimated future cash flows, discount rates, peer public company group selection and financial performance of reporting units relative to the peer public company group.

We test our goodwill for impairment annually as of October 1. For the October 1, 2025 impairment test, all reporting units were tested using a qualitative approach. Under this approach, we assess qualitative factors and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of our analysis indicated that it is not more likely than not that the fair value of any reporting unit was less than its carrying amount, and thus, a quantitative analysis was not performed.

As part of our assessment, we evaluated macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant reporting unit-specific events. Based on this analysis, we concluded that no indicators of impairment were present as of October 1, 2025.

We will continue to closely monitor actual results against expectations and assess whether any significant changes in current events or conditions alter our projections for estimated future cash flows, discount rates, and market multiples. No triggering events were identified during the year that required an interim impairment test.

While we believe our conclusions regarding the fair value estimates of our reporting units are appropriate, these estimates are inherently uncertain and involve various judgments and assumptions. Factors influencing these estimates include the growth rate and extent in the markets served by our reporting units, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key materials, future operating efficiencies and, with respect to discount rates, volatility in interest rates and the cost of equity.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of December 31, 2025, which factors in our interest rate swaps on $200.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolving line of credit would impact our annual income (loss) before income taxes by approximately $0.9 million.

Inflation Risk

We experienced higher labor and significantly higher travel and other direct costs in the fiscal year ended December 31, 2024 as a result of elevated inflation, particularly in our Measurement and Analysis and Remediation and Reuse segments. In the year ended December 31, 2025, we also experienced, and continue to experience, modestly higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if costs continue to increase, and as a result, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Exchange Risk

Foreign exchange risk exposure arises because we sell our services throughout Canada and Australia. Our exposure to this risk increased significantly due to our acquisitions of Paragon and Matrix in Canada and Epic in Australia. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. As such, our future operating results are exposed to changes in exchange rates. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection. A 1.0% increase or decrease in the U.S. dollar exchange rate would impact revenues by approximately $1.5 million and would have a negligible impact on annual net (loss) income.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Montrose Environmental Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Montrose Environmental Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, convertible and redeemable series A-2 preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Given the judgments necessary to account for the total contract costs that includes estimates to complete of fixed fee contract performance obligations are complex, auditing such estimates required extensive audit effort due to the subjectivity involved in assessing the estimates to complete and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates to complete costs for contract performance obligations included the following, among others:

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
o
Evaluated the estimates to complete for the performance obligation by:
▪
Comparing costs incurred to date to the costs management estimated to be incurred to date.
▪
Assessing the reasonableness of management’s estimates to complete costs by performing corroborating inquiries with project managers to understand the methodology, and comparing key assumptions to supporting documentation, including work plans, budgets, and supplier contracts.
▪
Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.
o
Testing the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•
We evaluated management’s ability to estimate total costs accurately by performing a hindsight analysis comparing actual costs to historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP

Costa Mesa, California

February 26, 2026

We have served as the Company’s auditor since 2016.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash, cash equivalents and restricted cash	$11,223	$12,935
Accounts receivable, net	155,380	158,883
Contract assets	58,831	52,091
Prepaid and other current assets	14,959	14,090
Total current assets	240,393	237,999
Non-current assets
Property and equipment, net	63,853	63,776
Operating lease right-of-use asset, net	36,560	39,755
Finance lease right-of-use asset, net	37,595	19,643
Goodwill	466,786	467,789
Other intangible assets, net	126,383	152,756
Other assets	9,726	8,635
Total assets	$981,296	$990,353
Liabilities, Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$71,778	$63,704
Accrued payroll and benefits	52,773	34,248
Business acquisitions contingent consideration, current	14,883	26,872
Current portion of operating lease liabilities	10,735	11,345
Current portion of finance lease liabilities	6,602	4,627
Current portion of long-term debt	11,230	17,866
Total current liabilities	168,001	158,662
Non-current liabilities
Business acquisitions contingent consideration, long-term	2,755	6,255
Other non-current liabilities	7,088	5,550
Deferred tax liabilities, net	21,817	13,312
Conversion option related to Series A-2 Preferred Stock	—	20,224
Operating lease liability, net of current portion	28,215	30,880
Finance lease liability, net of current portion	25,180	11,460
Long-term debt, net of deferred financing fees	277,065	204,818
Total liabilities	$530,121	$451,161
Commitments and contingencies
Convertible and redeemable Series A-2 Preferred Stock $0.0001 par value:
Authorized, issued and outstanding shares: 0 and 11,667 at December 31, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $0.0 million and $122.2 million at December 31, 2025 and December 31, 2024, respectively	—	92,928
Stockholders’ equity:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at December 31, 2025 and December 31, 2024; issued and outstanding shares: 35,929,665 and 34,309,788 at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in-capital	727,927	721,067
Accumulated deficit	(273,513)	(272,670)
Accumulated other comprehensive loss	(3,239)	(2,133)
Total stockholders’ equity	451,175	446,264
Total liabilities, convertible and redeemable Series A-2 Preferred Stock and Stockholders’ Equity	$981,296	$990,353

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$830,538	$696,395	$624,208
Cost of revenues (exclusive of depreciation and amortization shown below)	496,192	418,193	383,903
Selling, general and administrative expense	270,806	261,627	222,861
Fair value changes in business acquisition contingencies	900	534	84
Depreciation and amortization	50,915	52,762	45,780
Income (loss) from operations	11,725	(36,721)	(28,420)
Other income (expense), net	19,063	(1,735)	4,374
Interest expense, net	(19,567)	(15,862)	(7,793)
Total other expense, net	(504)	(17,597)	(3,419)
Income (loss) before expense from income taxes	11,221	(54,318)	(31,839)
Income tax expense (benefit)	12,064	7,996	(980)
Net loss	$(843)	$(62,314)	$(30,859)

Equity adjustment from foreign currency translation	(1,106)	(1,910)	(231)
Comprehensive loss	(1,949)	(64,224)	(31,090)

Weighted average common shares outstanding
Basic	35,120	33,061	30,058
Diluted	35,120	33,061	30,058
Net loss per share attributable to common stockholders
Basic	$(0.14)	$(2.22)	$(1.57)
Diluted	$(0.14)	$(2.22)	$(1.57)
Net loss attributable to common stockholders
Net loss	$(843)	$(62,314)	$(30,859)
Convertible and redeemable Series A-2 Preferred Stock dividend	(4,150)	(11,064)	(16,400)
Net loss attributable to common stockholders	$(4,993)	$(73,378)	$(47,259)

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

							Accumulated
	Convertible and Redeemable				Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2022	17,500	$152,928	29,746,793	$—	$492,676	$(179,497)	$8	$313,187
Net loss	—	—	—	—	—	(30,859)	—	(30,859)
Stock-based compensation	—	—	—	—	47,267	—	—	47,267
Dividend payment to the Series A-2 Preferred stockholders	—	—	—	—	(16,400)	—	—	(16,400)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	330,173	—	4,690	—	—	4,690
Acquisitions consideration paid in common stock	—	—	86,577	—	2,598	—	—	2,598
Acquisitions contingent consideration paid in common stock	—	—	26,688	—	1,000	—	—	1,000
Accumulated other comprehensive loss	—	—	—	—	—	—	(231)	(231)
Balance at December 31, 2023	17,500	$152,928	30,190,231	$—	$531,831	$(210,356)	$(223)	$321,252
Net loss	—	—	—	—	—	(62,314)	—	(62,314)
Stock-based compensation	—	—	—	—	64,665	—	—	64,665
Redemption of Series A-2 Preferred Stock	(5,833)	(60,000)	—	—	—	—	—	—
Dividend payment to the Series A-2 Preferred stockholders	—	—	—	—	(11,064)	—	—	(11,064)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	320,903	—	2,060	—	—	2,060
Issuance of common stock pursuant to follow-on offering	—	—	3,450,000	—	121,776	—	—	121,776
Acquisitions consideration paid in common stock	—	—	313,394	—	10,712	—	—	10,712
Acquisitions contingent consideration paid in common stock	—	—	35,250	—	1,087	—	—	1,087
Accumulated other comprehensive loss	—	—	—	—	—	—	(1,910)	(1,910)
Balance at December 31, 2024	11,667	$92,928	34,309,778	$—	$721,067	$(272,670)	$(2,133)	$446,264
Net loss	—	—	—	—	—	(843)	—	(843)
Stock-based compensation	—	—	—	—	42,716	—	—	42,716
Redemption of Series A-2 Preferred Stock	(11,667)	(94,264)	—	—	(27,971)	—	—	(27,971)
Adjustment of preferred stock issuance costs	—	1,336	—	—	(1,336)	—	—	(1,336)
Dividend payment to the Series A-2 Preferred stockholders	—	—	—	—	(4,150)	—	—	(4,150)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	1,659,964	—	1,067	—	—	1,067
Common stock withheld related to net share settlement of equity awards	—	—	(406,655)	—	(10,738)	—	—	(10,738)
Acquisitions contingent consideration paid in common stock	—	—	366,578	—	7,272	—	—	7,272
Accumulated other comprehensive loss	—	—	—	—	—	—	(1,106)	(1,106)
Balance at December 31, 2025	—	$—	35,929,665	$—	$727,927	$(273,513)	$(3,239)	$451,175

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(843)	$(62,314)	$(30,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision (recovery) for credit loss	6,713	(146)	3,142
Depreciation and amortization	50,915	52,762	45,780
Non-cash leases expense	11,771	11,572	10,194
Stock-based compensation expense	42,716	64,665	47,267
Fair value changes in financial instruments	(18,251)	3,123	(4,129)
Write off of deferred financing costs	913	—	—
Deferred income taxes	9,901	4,286	(980)
Other operating activities, net	668	754	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	(10,072)	(41,977)	(2,923)
Prepaid expenses and other current assets	(3,300)	(930)	(918)
Accounts payable and other accrued liabilities	8,348	3,798	(8,912)
Accrued payroll and benefits	18,525	(1,709)	9,464
Payment of contingent consideration	—	—	(611)
Change in operating leases	(11,809)	(12,027)	(10,493)
Other assets	1,281	378	—
Net cash provided by operating activities	$107,476	$22,235	$56,022
Investing activities:
Purchases of property and equipment	(16,317)	(21,333)	(29,578)
Proceeds from the sale of property and equipment	712	2,372	1,544
Proprietary software development and other software costs	(695)	(2,501)	(3,352)
Purchase price true ups	458	(3,287)	(1,425)
Minority investments	—	(210)	(2,626)
Cash paid for acquisitions, net of cash acquired	—	(113,086)	(66,187)
Net cash used in investing activities	$(15,842)	$(138,045)	$(101,624)
Financing activities:
Proceeds from revolving line of credit	477,599	403,116	—
Repayment of the revolving line of credit	(419,757)	(377,615)	—
Proceeds from the aircraft loan	—	—	10,935
Repayment of aircraft loan	(1,146)	(1,071)	(591)
Proceeds from term loan	200,000	50,000	—
Repayment of term loan	(191,718)	(15,000)	(12,211)
Payment of contingent consideration and other purchase price true ups	(11,045)	(363)	(1,949)
Repayment of finance leases	(11,092)	(5,489)	(4,584)
Payments of deferred financing costs	(2,407)	(348)	—
Proceeds from issuance of common stock for exercised stock options	1,067	2,060	4,690
Proceeds from issuance of common stock in follow-on offering, net of issuance costs	—	121,776	—
Taxes paid related to net share settlement of equity awards	(10,738)	—	—
Proceeds from building sale leaseback	2,500	—	—
Dividend payment to the series A-2 stockholders	(4,150)	(11,064)	(16,400)
Redemption of series A-2 Preferred Stock	(122,235)	(60,000)	—
Net cash provided by (used in) financing activities	$(93,122)	$106,002	$(20,110)
Change in cash, cash equivalents and restricted cash	(1,488)	(9,808)	(65,712)
Foreign exchange impact on cash balance	(224)	(497)	(876)
Cash, cash equivalents and restricted cash:
Beginning of year	12,935	23,240	89,828
End of year	$11,223	$12,935	$23,240

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flows information:
Cash paid for interest	$17,882	$14,780	$8,059
Cash paid for income tax	$5,505	$4,194	$997
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment purchased under finance leases	$23,384	$9,435	$8,298
Acquisitions unpaid contingent consideration	$17,638	$33,127	$6,040
Acquisitions contingent consideration paid in common stock	$7,272	$1,087	$1,000
Non-cash considerations received from sale of subsidiary	$4,470	$—	$—
Accrued purchases of property and equipment	$1,184	$983	$1,098
Common stock issued to acquire new businesses	$—	$10,712	$2,598
Accrued lease surrender liability	$—	$—	$5,947
Promissory note receivable issued in connection with the sale of assets of the Discontinued Specialty Lab	$—	$—	$4,348

The accompanying notes are an integral part of these consolidated financial statements.

MONTROSE ENVIRONMENTAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business—Montrose Environmental Group, Inc. ("Montrose" or the "Company") is a corporation formed on November 2013, under the laws of the State of Delaware. The Company has approximately 120 offices across the United States, Canada, and Australia and approximately 3,500 employees as of December 31, 2025.

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

Remediation and Reuse segment provides clients with engineering, design, and implementation services, primarily to treat contaminated water and remove contaminants from soil. The Company's team, including engineers, scientists and consultants, provides these services to assist clients in designing solutions, managing products and mitigating environmental risks and liabilities at their locations. The Company does not own the properties or facilities at which it implements these projects or the underlying liabilities, nor does the Company own material amounts of the equipment used in projects.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). Intercompany balances and transactions are eliminated.

Reclassifications—Certain prior year amounts, which are not material, have been reclassified to conform to current year presentation in the consolidated statements of cash flows and notes to the consolidated financial statements.

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

Cash that is restricted as to withdrawal or use under the terms of certain contractual agreements is recorded in restricted cash in the Company’s consolidated statements of financial position. The Company's restricted cash balances were $0.2 million and $1.5 million as of December 31, 2025 and 2024, respectively.

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

Financial Instruments—The Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

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

Business Acquisition Contingencies—Some of the Company’s acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of future performance thresholds. For each transaction, the Company estimates the fair value of contingent consideration payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability. Subsequent changes in the fair value of contingent consideration are recognized as a gain or loss in the consolidated statements of operations. Payments of contingent consideration are reflected in financing activities in the consolidated statements of cash flows to the extent included as part of the initial purchase price, or in operating activities if the payment exceeds the amount included in the initial purchase price.

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

The Company's annual assessment of goodwill has historically been completed as of the beginning of the fourth quarter each year. The Company performed its 2025 and 2024 annual assessments as of October 1 of each year and determined that no impairment existed as the estimated fair value of each of the Company's reporting units was in excess of its respective carrying value. Also, no triggering events or changes in circumstances occurred during the period October 1, 2025 through December 31, 2025 that warranted retesting goodwill for impairment.

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

Foreign Currency—The Company historically has operations in the United States, Canada, Australia and Europe. In 2025, the Company exited all operations in Europe. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the exchange rate as of the date of the consolidated statement of financial position and equity is translated using historical rates. Adjustments resulting from the translation of the consolidated financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net income (loss) and instead are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Foreign exchange transaction gains and losses are included in selling, general and administrative expense on the consolidated statements of operations.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss, as presented on the consolidated statements of redeemable convertible and redeemable Series A-2 Preferred Stock and stockholders’ equity, consists of unrealized gains and losses on foreign currency translation. Comprehensive income (loss) is not included in the computation of income tax benefit.

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

Income Taxes—The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enacted date.

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

ASU 2023-09 —In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for the Company's fiscal year beginning after December 15, 2024 and is being applied using the retrospective approach. The Company adopted the standard on January 1, 2025. The adoption did not have an impact on the recognition or measurement of income taxes in the Company's consolidated financial statements, and only required additional disclosures. The Company updated its income tax disclosures in accordance with the guidance.

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

Remediation and Reuse Revenues are generated from engineering, design, implementation and operating and maintenance (O&M) services primarily to treat contaminated water and remove contaminants from soil. Engineering, design and implementation contracts are predominantly fixed-fee and time-and-materials based. Services on the majority of O&M contracts are provided under long-term fixed-fee contracts.

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

The following table presents the Company’s contract balances as of December 31:

	December 31,	December 31,
	2025	2024
Contract assets	$58,831	$52,091
Contract liabilities	14,996	9,297

Contract assets acquired through business acquisitions amounted to $0.0 million and $2.6 million as of December 31, 2025 and 2024, respectively. No contract liabilities were acquired through business acquisitions as of both December 31, 2025 and 2024.

Revenue recognized during the year ended December 31, 2025, included in the contract liability balance at the beginning of the year was $6.0 million. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations

Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on cost to cost contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of December 31, 2025 and 2024, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $68.4 million and $77.3 million, respectively. As of December 31, 2025, the Company expected to recognize approximately 82% of this amount as revenue within a year, and the remaining 18% to be recognized as revenue beyond one year.

Accounts Receivable, Net

Accounts receivable, net consisted of the following:

	December 31, 2025	December 31, 2024
Accounts receivable, invoiced	$163,694	$160,976
Allowance for doubtful accounts	(8,314)	(2,093)
Accounts receivable, net	$155,380	$158,883

The Company had one customer that exceeded 10.0% of its gross receivables as of December 31, 2025 and none as of December 31, 2024. The Company had one customer who accounted for approximately 17.8% of revenue for the year ended December 31, 2025. Revenue from this customer included approximately $112.2 million in emergency and non-emergency response revenue stemming from an environmental incident to which the Company responded. The Company had no customers who accounted for more than 10% of revenue for the year ended December 31, 2024. The Company had one customer who accounted for approximately 10.0% of revenue for the year ended December 31, 2023.

The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balances from these largest customers do not represent a significant credit risk.

From time to time, the Company may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount at a rate that approximates the interest rate on its senior secured credit facility. The Company has no retained interests in the sold receivables and only perform collection and administrative functions for the purchaser. The Company accounts for these receivable transfers as sales under ASC 860, Transfers and Servicing. Receivables sold during the year ended December 31, 2025 was $13.4 million. Proceeds from the sale of receivables approximated their book value and are included in operating cash flows on the Consolidated Statements of Cash Flows. All receivables sold during the year ended December 31, 2025 have been fully collected as of December 31, 2025.

The allowance for doubtful accounts consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)		Charged to Allowance		Ending Balance
Year ended December 31, 2025	$2,093	$6,713		$(492)		$8,314
Year ended December 31, 2024	2,724	(146)		(485)		2,093
Year ended December 31, 2023	1,915	3,142	(1)	(2,333)	(1)	2,724
(1)
Amount includes $2.2 million of current expected losses on the Discontinued Specialty Lab promissory note receivable as described in Note 8.

5. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Deposits	$967	$1,073
Prepaid expenses	11,367	10,223
Supplies	2,625	2,794
Prepaid and other current assets	$14,959	$14,090

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

Property and equipment, net consisted of the following:

	Estimated Useful Life	December 31, 2025	December 31, 2024
Lab and test equipment	7 years	$24,604	$24,421
Vehicles	5 years	6,696	6,360
Equipment	3-7 years	70,702	60,763
Furniture and fixtures	7 years	5,322	3,221
Leasehold improvements	7 years	15,335	14,029
Aircraft	10-20 years	12,386	12,386
Building	20-39 years	5,764	5,763
		140,809	126,943
Land		1,089	1,089
Construction in progress		1,930	3,993
Less: Accumulated depreciation		(79,975)	(68,249)
Total property and equipment—net		$63,853	$63,776

Total depreciation expense for property and equipment, net included on the consolidated statements of operations was $12.3 million, $12.0 million, and $10.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

7. LEASES

Leases are classified as either finance or operating leases based on criteria in ASC 842. The Company has finance leases for its vehicle and equipment leases and operating leases for its real estate space and office equipment leases. The Company’s operating and finance leases generally have original lease terms between 1 year and 20 years, and in some instances include one or more options to renew. The Company includes options to extend the lease term if the options are reasonably certain of being exercised. The Company currently considers some of its renewal options to be reasonably certain to be exercised. Some leases also include early termination options, which can be exercised under specific conditions. The Company does not have material residual value guarantees or restrictive covenants associated with its leases.

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

Equipment Line of Credit—The Company has an equipment line of credit, specifically dedicated for the purchases of allowable equipment and related freight, installation costs and taxes paid. As of December 31, 2025, the outstanding balance was $16.1 million on this credit line. Interest on leases financed under this facility is based on the SOFR swap rate on or closest to the closing date. Equipment leased through this line of credit met the finance lease criteria as per ASC 842 and accordingly is accounted for as finance lease ROU assets and finance lease liabilities.

The components of lease expense were as follows:

		For the Twelve Months Ended December 31,
	Statement of Operations Location	2025	2024
Operating lease cost
Lease cost	Selling, general and administrative expense	$12,511	$13,667
Variable lease cost	Selling, general and administrative expense	3,036	2,217
Total operating lease cost		$15,547	$15,884

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$8,694	$5,814
Interest on lease liabilities	Interest expense, net	1,232	611
Total finance lease cost		$9,926	$6,425
Total lease cost		$25,473	$22,309

Supplemental cash flows information related to leases was as follows:

	For the Twelve Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$13,777	$13,202
Operating cash flows used for interest related to finance leases	1,256	661
Financing cash flows used in finance leases	6,368	5,489
Lease liabilities arising from new ROU assets:
Operating leases	9,204	20,951
Finance leases	22,133	8,841

Weighted average remaining lease terms and weighted average discount rates were:

	December 31, 2025
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.9	9.7
Weighted average discount rate	5.1%	6.7%

	December 31, 2024
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.6	3.7
Weighted average discount rate	4.8%	6.7%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
2026	$12,394	$8,479
2027	9,542	7,070
2028	7,868	5,405
2029	6,069	3,749
2030	2,839	1,947
2031 and thereafter	5,865	18,882
Total undiscounted future minimum lease payments	$44,577	$45,532
Less imputed interest	(5,627)	(13,750)
Total discounted future minimum lease payments	$38,950	$31,782

8. BUSINESS ACQUISITIONS AND DISPOSITIONS

In line with the Company’s strategic growth initiatives, the Company acquired a number of businesses during the years ended December 31, 2024 and 2023. The Company did not complete an acquisition in the year ended December 31, 2025.

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

The Company may be required to make up to $17.6 million in aggregate earn-out payments between the years 2026 and 2027, of which up to $5.1 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $9.7 million may be paid, at the Company's option, in cash or common stock.

Transaction costs related to business combinations totaled $1.8 million, $7.8 million and $6.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. These costs are expensed within selling, general and administrative expense in the accompanying consolidated statements of operations.

The Company did not acquire intangible assets during 2025. The weighted average useful lives of identifiable intangible assets by major intangible asset class acquired during 2024 and 2023 is as follows:

	2024	2023
Customer relationships	8.2	9.4
Covenants not to compete	5.0	4.9
Trade names	2.0	1.8
Proprietary software	—	3.0
Weighted average	5.3	4.7

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

The upfront cash payment made to acquire the acquisitions completed during 2024 was funded through cash on hand and borrowings under our revolving line of credit. The other purchase price components mainly consist of deferred purchase price liabilities and working capital amounts.

Goodwill associated with these acquisitions except for Epic are deductible for income tax purposes.

Epic, 2DOT, and Paragon are included in the Remediation and Reuse segment, ETA and Spirit are included in the Assessment, Permitting and Response segment, and Origins is included in the Measurements and Analysis segment.

The following table summarizes the final elements of the purchase price of the acquisitions completed during 2024:

	Cash	Common Stock	Other Purchase Price Components	Contingent Consideration	Total Purchase Price
Epic	$19,914	$4,748	$419	$11,113	$36,194
2DOT	39,393	1,832	(660)	—	40,565
ETA	1,600	—	400	—	2,000
Paragon	10,773	2,691	125	—	13,589
Spirit	16,027	1,441	95	10,308	27,871
Origins	27,414	—	220	8,000	35,634
Total	$115,121	$10,712	$599	$29,421	$155,853

The final purchase price attributable to the 2024 acquisitions was allocated as follows:

	Epic (As Initially Reported)	Epic Measurement Period Adjustments	Epic (As Adjusted)	2DOT (As Initially Reported)	2DOT Measurement Period Adjustments	2DOT (As Adjusted)	ETA	Paragon	Spirit (As Initially Reported)	Spirit Measurement Period Adjustments	Spirit (As Adjusted)	Origins (As Initially Reported)	Origins Measurement Period Adjustments	Origins (As Adjusted)	Total
Cash	$1,045	$—	$1,045	$143	$—	$143	$—	$242	$605	$—	$605	$—	$—	$—	$2,035
Accounts receivable and contract assets	1,772	—	1,772	740	—	740	—	3,188	2,393	—	2,393	—	—	—	8,093
Other current assets	78	—	78	—	—	—	—	85	119	—	119	—	—	—	282
Current assets	$2,895	$—	$2,895	$883	$—	$883	$—	$3,515	$3,117	$—	$3,117	$—	$—	$—	$10,410
Property and equipment	43	—	43	—	—	—	—	341	145	—	145	1,787	—	1,787	2,316
Operating lease right-of-use asset	280	—	280	301	—	301	—	1,798	693	—	693	552	—	552	3,624
Customer relationships	12,053	—	12,053	9,521	—	9,521	—	4,209	4,090	—	4,090	7,305	—	7,305	37,178
Trade names	523	—	523	200	—	200	—	350	280	—	280	332	—	332	1,685
Covenants not to compete	1,817	—	1,817	2,940	—	2,940	—	45	700	—	700	87	—	87	5,589
Goodwill	25,102	(168)	24,934	27,273	44	27,317	2,000	6,444	18,285	2,051	20,336	25,903	220	26,123	107,154
Total assets	$42,713	$(168)	$42,545	$41,118	$44	$41,162	$2,000	$16,702	$27,310	$2,051	$29,361	$35,966	$220	$36,186	$167,956
Current liabilities	1,994	—	1,994	404	—	404	—	1,572	1,490	—	1,490	—	—	—	5,460
Deferred tax liability	4,214	—	4,214	—	—	—	—	—	—	—	—	—	—	—	4,214
Operating lease liability—net of current portion	—	—	—	193	—	193	—	1,513	—	—	—	552	—	552	2,258
Other non-current liabilities	143	—	143	—	—	—	—	28	—	—	—	—	—	—	171
Total liabilities	$6,351	$—	$6,351	$597	$—	$597	$—	$3,113	$1,490	$—	$1,490	$552	$—	$552	$12,103
Purchase price	$36,362	$(168)	$36,194	$40,521	$44	$40,565	$2,000	$13,589	$25,820	$2,051	$27,871	$35,414	$220	$35,634	$155,853

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

The following table summarizes the final elements of the purchase price of the acquisitions completed during 2023:

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

Supplemental Unaudited Pro-Forma—The unaudited consolidated financial information summarized in the following table gives effect to the 2024 and 2023 acquisitions assuming they occurred on January 1, 2023. These unaudited consolidated pro forma operating results include results from certain acquired companies that have not been audited and whose accounting policies prior to acquisition may differ from those of the Company. As a result, these unaudited consolidated pro forma operating results may not be comparable to revenues and earnings had these consolidated pro forma results been audited and consistent accounting policies applied. These unaudited consolidated pro forma operating results do not assume any impact from revenue, cost or other operating synergies that are expected or may have been realized as a result of the acquisitions. These unaudited consolidated pro forma operating results are presented for illustrative purposes only and are not indicative of the operating results that would have been achieved had the acquisitions occurred on January 1, 2023, nor does the information project results for any future period.

	For the Twelve Months Ended December 31,
	As reported	Acquisitions Pro-Forma (Unaudited)	Consolidated Pro-Forma (Unaudited)
2025
Revenues	$830,538	$—	$830,538
Net (loss)	$(843)	$—	$(843)
2024
Revenues	$696,395	$24,559	$720,954
Net (loss) income	$(62,314)	$9,413	$(52,901)
2023
Revenues	$624,208	$65,798	$690,006
Net (loss) income	$(30,859)	$8,110	$(22,749)

Disposition

During 2025, the Company exited all operations in Europe, which included the sale of its business in Denmark for cash and a minority ownership interest in the acquiror. The Company's European results of operations, exit costs and proceeds from the sale were immaterial in all periods presented. The disposition of this business, which was part of the Company's Remediation and Reuse segment, did not represent a strategic shift that had a major effect on the Company’s operations and financial results, therefore it did not meet the requirements to be classified as discontinued operations.

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

9. GOODWILL AND INTANGIBLE ASSETS

Amounts related to goodwill are as follows:

	Assessment, Permitting and Response	Measurement and Analysis	Remediation and Reuse	Total
Balance as of December 31, 2024	$205,231	$118,860	$143,698	$467,789
Acquisitions measurement period adjustments, net of foreign currency translation	1,501	220	(80)	1,641
Goodwill disposed during the period(1)	—	—	(2,644)	(2,644)
Balance as of December 31, 2025	$206,732	$119,080	$140,974	$466,786

(1) Goodwill disposed during the period is due to the disposition of the Company's business in Denmark

Amounts related to finite-lived intangible assets are as follows:

December 31, 2025	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	2-15 years	$264,564	$160,459	$104,105
Covenants not to compete	4-5 years	41,418	36,293	5,125
Trade names	1-5 years	25,917	25,441	476
Proprietary software	3-5 years	31,982	25,912	6,070
Patent	16 years	17,479	6,872	10,607
Total other intangible assets, net		$381,360	$254,977	$126,383

December 31, 2024	Estimated Useful Life	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	2-15 years	$264,477	$138,787	$125,690
Covenants not to compete	4-5 years	41,758	33,898	7,860
Trade names	1-5 years	25,939	23,375	2,564
Proprietary software	3-5 years	28,428	23,489	4,939
Patent	16 years	17,479	5,776	11,703
Total other intangible assets, net		$378,081	$225,325	$152,756

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense for the years ended December 31, 2025, 2024, and 2023 was $29.9 million, $34.9 million and $30.1 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

December 31,
2026	$25,371
2027	24,258
2028	18,664
2029	12,773
2030	9,418
Thereafter	35,899
Total	$126,383

10. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accounts payable	$34,806	$33,424
Accrued expenses	18,373	16,190
Contract liabilities	14,996	9,297
Other current liabilities	3,603	4,793
Total accounts payable and other accrued liabilities	$71,778	$63,704

11. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	December 31, 2025	December 31, 2024
Accrued bonuses	$28,568	$14,433
Accrued payroll	13,501	11,969
Accrued paid time off	3,603	4,214
Accrued medical	2,305	1,589
Accrued other	4,796	2,043
Total accrued payroll and benefits	$52,773	$34,248

12. INCOME TAXES

The following is a geographical breakdown of income (loss) before the provision for income (loss) taxes as of December 31:

	2025	2024	2023
Pre-tax income (loss):
Federal	$17,189	$(54,860)	$(35,111)
Foreign	(5,968)	542	3,272
Total	$11,221	$(54,318)	$(31,839)

Income tax expense (benefit) for the years ended December 31, is comprised of the following:

	2025	2024	2023
Current:
Federal	$29	$244	$—
State	2,271	817	1,840
Foreign	1,081	1,887	(1,131)
Total current tax expense	3,381	2,948	709
Deferred:
Federal	10,053	1,160	(438)
State	(452)	1,850	(960)
Foreign	(918)	2,038	(291)
Total deferred tax expense	8,683	5,048	(1,689)
Total:
Federal	10,082	1,404	(438)
State	1,819	2,667	880
Foreign	163	3,925	(1,422)
Income tax expense (benefit)	$12,064	$7,996	$(980)

The Company’s deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and includes the impact of any valuation allowance on net deferred tax assets.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, are as follows:

	2025	2024
Deferred tax assets:
Net operating losses	$11,000	$14,021
Section 163(j) interest limitation	3,058	7,627
Equity compensation	2,063	7,669
Contingent consideration	8,621	9,007
Lease liabilities	17,182	(15,274)
Accrued compensation	6,991	4,117
Transaction costs	2,384	2,525
Section 174 research & experimental	648	1,312
Interest rate swap	106	(402)
Other	8,067	6,593
Total deferred tax asset	60,120	37,195
Deferred tax liabilities:
Intangible assets	(24,650)	(22,399)
Property and equipment	(14,104)	(13,944)
ROU assets	(18,027)	14,986
Other	(90)	(1,529)
Total deferred tax liability	(56,871)	(22,886)
Valuation allowance	(25,066)	(27,621)
Net deferred tax liability	$(21,817)	$(13,312)

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate for the years ended December 31, are as follows:

	2025		2024		2023
US federal statutory tax rate	$2,356	21.00%	$(11,408)	21.00%	$(6,686)	21.00%
State and local income taxes, net of federal income tax effect(1)	1,150	10.25	2,511	(4.62)	477	(1.50)
Effect of cross-border tax laws
Global intangible low-taxed income	316	2.81	1,410	(2.60)	1,067	(3.35)
US tax impact of foreign branches	(174)	(1.55)	(501)	0.92	(148)	0.47
Sale of Denmark business	566	5.05	—	0.00	—	0.00
Tax credits
Federal research and development credit	(1,139)	(10.15)	—	0.00	—	0.00
Change in valuation allowance	157	1.40	(911)	1.68	(4,421)	13.88
Nondeductible items
Equity compensation	7,636	68.06	1,519	(2.80)	539	(1.69)
Mark to market - fair value derivative	(4,247)	(37.85)	253	(0.47)	(1,410)	4.43
Meals	365	3.25	365	(0.67)	526	(1.65)
Transaction expense - deemed contribution to controlled foreign corporation	—	0.00	318	(0.59)	492	(1.55)
Worldwide changes in unrecognized tax benefits	624	5.56	—	0.00	—	0.00
Other
Federal deferred tax adjustments	1,346	12.00	10,659	(19.62)	9,606	(30.17)
Federal tax return true up	222	1.98	(940)	1.73	448	(1.41)
Section 162(m) compensation deduction limitation	1,229	10.95	183	(0.34)	22	(0.07)
Other	239	2.13	725	(1.34)	539	(1.69)
Foreign tax effects
Canada
Rate differential	(203)	(1.81)	18	(0.03)	153	(0.48)
Return-to-provision adjustments	756	6.74	2,953	(5.44)	(466)	1.46
Impact of scientific research and experimental development credits	(641)	(5.72)	269	(0.50)	(2,028)	6.37
Other	67	0.60	(101)	0.19	11	(0.04)
Australia
Rate differential	999	8.90	172	(0.32)	46	(0.14)
Change in valuation allowance	—	0.00	—	0.00	(153)	0.48
Other foreign jurisdictions	440	3.91	502	(0.63)	406	(1.02)
Total	$12,064	107.51%	$7,996	(14.45)%	$(980)	3.33%

(1) In each year, the state and local income taxes which comprise the majority of the state and local income taxes, net of federal effect category are California and Pennsylvania.

The cash paid for income taxes (net of refunds) during the year was as follows:

	Year Ended December 31,
	2025	2024	2023
Federal	$540	$—	$—
State and local
Pennsylvania	213	307	614
Texas	200	219	(129)
Alabama	613	89	9
California	1,045	87	10
Other	1,200	1,572	493
Total state and local	3,271	2,274	997
Foreign
Canada	195	1,232	—
Australia	1,499	688	—
Total foreign	1,694	1,920	—
Total	$5,505	$4,194	$997

The Company elected to account for the global intangible low-taxed income inclusion as a period cost.

The Company recorded a valuation allowance against its U.S., Germany, Belgium, Sweden, and Denmark net deferred tax assets as realization of such assets is not more likely than not. The impact of indefinite lived deferred items was considered in recording such valuation allowance. The decrease in the Company’s valuation allowance was $2.6 million during the year ended December 31, 2025. The increase in the Company's valuation allowance was $3.5 million during the year ended December 31, 2024.

As of December 31, 2025, US federal and state net operating loss carryforwards of approximately $31.9 million and $94.2 million are available to offset future federal and state taxable income, respectively.

Federal net operating loss carryforwards carry forward indefinitely while the Company’s state net operating loss carryforwards will begin to expire during various years, dependent on the jurisdiction.

Additionally, as of December 31, 2025, the Company has federal and state research and development credit carryforwards of $0.8 million and $0.1 million, respectively. The federal and state credits will begin to expire in 2044, unless previously utilized.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. The following table summarizes the gross amount of the Company’s uncertain tax positions:

2025
Balance at beginning of the year	$—
Increases related to prior year tax positions	334
Decreases related to prior year tax positions	—
Increases related to current year tax positions	289
Decreases related to lapse of statute of limitations	—
Balance at end of the year	$623

Included in the balance of uncertain tax positions as of December 31, 2025, is $0.6 million that would affect the effective tax rate, if reversed, subject to changes in the Company’s valuation allowance.

The Company’s policy is to recognize interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2025, no interest and penalties have been recognized.

The Company is subject to audit by federal and state tax authorities in the ordinary course of business. The Company’s federal income tax returns remain subject to examination generally for the 2022 taxable year through the current taxable year, except for certain prior taxable years with net operating loss carry forwards that will remain subject to examination until the expiration of the statute of limitations for the taxable years of utilization of such net operating losses. The Company files tax returns in multiple US state jurisdictions which remain subject to examination for various years depending on such state jurisdiction. The Company is also subject to audit by tax authorities in Canada, Australia, Germany, Sweden, Belgium, and Denmark for which returns are subject to examination for various years, dependent on the jurisdiction.

The Organization for Economic Co-operation and Development (“OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. Many aspects of Pillar Two are effective beginning in calendar year 2024 and other aspects will be effective beginning in calendar year 2025. While it is uncertain whether the U.S. will adopt Pillar Two, certain countries in which the Company operates have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. While the Company does not expect Pillar Two to have a material impact on its effective tax rate, the Company's analysis is ongoing as the OECD releases additional guidance and countries implement additional legislation.

The One Big Beautiful Bill Act ("OBBB Act") was enacted on July 4, 2025, in the United States. The OBBB Act includes several significant provisions, including re-establishing a 100% bonus depreciation deduction, re-establishing rules in calculating business interest expense limitations pursuant to Internal Revenue Code §163(j), changing the calculation of international tax inclusions, and removing the capitalization requirements for domestic research or experimental (R&E) expenditures paid or incurred in tax years beginning after December 31, 2024. Management has considered applicable tax impacts of the OBBB Act within the 2025 financial statements.

13. DEBT

Debt consisted of the following:

	December 31, 2025	December 31, 2024
Term loan facility	$197,500	$189,218
Revolving line of credit	84,663	25,191
Aircraft loan	8,125	9,272
Less deferred debt issuance costs	(1,993)	(997)
Total debt	$288,295	$222,684
Less current portion of long-term debt	(11,230)	(17,866)
Long-term debt, less current portion	$277,065	$204,818

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as discounted against the underlying debt instrument. These costs are amortized to interest expense over the terms of the underlying debt instruments. The amortization of deferred debt issuance cost to interest expense was $1.4 million, $0.7 million, and $0.5 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

2025 Credit Facility—On February 26, 2025, the Company entered into an Amended and Restated Senior Secured Credit Agreement providing for a $500.0 million credit facility comprised of a $200.0 million term loan and a $300.0 million revolving line of credit (2025 Credit Facility). The revolving line of credit under the 2025 Credit Facility includes a $20.0 million sublimit for the issuances of letters of credit. Subject to certain exceptions, all amounts under the 2025 Credit Facility will become due on February 26, 2030. The Company has the option to borrow incremental term loans, or request an increase in aggregate commitments under the revolving line of credit up to an aggregate amount of $200.0 million, subject to the satisfaction of certain conditions.

The Company used proceeds from the 2025 Credit Facility to repay in full its prior senior secured credit facility originally entered into in 2021. The resulting write-off of the remaining unamortized debt issuance costs from the prior credit facility amounted to $0.9 million. Total loss on debt extinguishments is recorded in interest expense-net within the consolidated statements of operations for the year ended December 31, 2025.

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

The 2025 Credit Facility term loan and the revolving line of credit bear interest subject to the applicable spread based on the Company’s leverage ratio and SOFR as follows:

Pricing Tier	Consolidated Leverage Ratio	Senior Credit Facilities Benchmark Spread	Senior Credit Facilities Base Rate Spread	Commitment Fee	Letter of Credit Fee
1	≥ 3.75x to 1.0	2.50%	1.50%	0.25%	2.50%
2	< 3.75x to 1.0 but ≥ 3.25 to 1.0	2.25	1.25	0.23	2.25
3	<3.25x to 1.0 but ≥ 2.50 to 1.0	2.00	1.00	0.20	2.00
4	<2.50x to 1.0 but ≥ 1.75 to 1.0	1.75	0.75	0.15	1.75
5	<1.75x to 1.0	1.50	0.50	0.15	1.50

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

The Company deferred $2.2 million of debt issuance costs related to the 2025 Credit Facility in the first quarter of 2025. Quarterly installment repayments for the term loan under the 2025 Credit Facility commenced in the fourth quarter of 2025. For the year ended December 31, 2025 quarterly term loan installment repayments under the 2025 Credit Facility were $2.5 million. For the year ended December 31, 2024 quarterly term loan installment repayments under the prior senior secured credit facility were $15.0 million.

As of December 31, 2025 and December 31, 2024, the Company’s consolidated total leverage ratio (as defined in the applicable credit facility) was 2.5 times and 2.1 times, respectively, and the Company was in compliance with all covenants under the applicable credit facility.

The 2025 Credit Facility requires customary mandatory prepayments of the term loan and revolving line of credit and cash collateralization of letters of credit, subject to customary exceptions, including 100.0% of the proceeds of debt not permitted by the 2025 Credit Facility, 100.0% of the proceeds of certain dispositions, subject to customary reinvestment rights, where applicable, and 100.0% of insurance or condemnation proceeds, subject to customary reinvestment rights, where applicable. The 2025 Credit Facility also includes customary events of default and related acceleration and termination rights.

The weighted average interest rate for the year ended December 31, 2025, before giving effect to the impact of the interest rate swaps, was 6.1% and after giving effect to the impact of the interest rate swaps, was 5.5%. The weighted average interest rate for the year ended December 31, 2024, before giving effect to the impact of the interest rate swaps, was 7.2% and after giving effect to the impact of the interest rate swaps, was 5.8%.

The Company’s obligations under the 2025 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

As of December 31, 2025, the Company had the following interest rate swap agreements in place:

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

The following is a schedule of the aggregate annual maturities of long-term debt (excluding current portion) presented on the consolidated statement of financial position as of December 31, 2025, before deferred debt issuance cost of $2.0 million, based on the terms of the 2025 Credit Facility and the Aircraft Loan:

	2025 Credit Facility
	Term Loan	Revolving Line of Credit	Aircraft Loan	Total
2027	$10,000	$—	$1,318	$11,318
2028	10,000	—	577	10,577
2029	10,000	—	5,000	15,000
2030	157,500	84,663	—	242,163
Total	$187,500	$84,663	$6,895	$279,058

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial assets and liabilities are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31, 2025	December 31, 2024
Interest rate swap(1)	$—	$1,544
Total Assets	$—	$1,544

Business acquisitions contingent consideration, current	$14,883	$26,872
Business acquisitions contingent consideration, long-term	2,755	6,255
Conversion option	—	20,224
Interest rate swap (1)	429	—
Total Liabilities	$18,067	$53,351

(1) Included in other non-current liabilities and other assets in the consolidated statement of financial position as of December 31, 2025 and consolidated statement of financial position as of December 31, 2024, respectively.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option	Interest Rate Swap	Total Liabilities
Balance as of December 31, 2022	$6,046	$6,046	$3,801	$4,454	$25,731	$—	$33,986
Acquisitions	—	—	397	730	—	—	1,127
Changes in fair value included in earnings	(2,585)	(2,585)	(174)	(22)	(6,714)	—	(6,910)
Payment of contingent consideration payable	—	—	(3,146)	—	—	—	(3,146)
Reclass of long term to short term contingent liabilities	—	—	2,714	(2,714)	—	—	—
Balance as of December 31, 2023	$3,461	$3,461	$3,592	$2,448	$19,017	$—	$25,057
Acquisitions	—	—	5,104	22,899	—	—	28,003
Changes in fair value included in earnings	(1,917)	(1,917)	1,879	(1,345)	1,207	—	1,741
Payment of contingent consideration payable	—	—	(1,450)	—	—	—	(1,450)
Reclass of long term to short term contingent liabilities	—	—	17,747	(17,747)	—	—	—
Balance as of December 31, 2024	$1,544	$1,544	$26,872	$6,255	$20,224	$—	$53,351
Changes in fair value included in earnings	(1,544)	(1,544)	(180)	1,080	(20,224)	429	(18,895)
Payment of contingent consideration payable	—	—	(17,937)	—	—	—	(17,937)
Reclass of long term to short term contingent liabilities	—	—	4,580	(4,580)	—	—	—
Measurement period adjustment	—	—	1,548	—	—	—	1,548
Balance as of December 31, 2025	$—	$—	$14,883	$2,755	$—	$429	$18,067

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

Business Acquisitions Contingent Consideration—The fair values of the contingent consideration payables resulted from acquisitions were calculated based on expected target achievement amounts, which are measured quarterly and then subsequently adjusted to actuals at the target measurement date. Prior to the second quarter of 2023, the fair value of the contingent consideration payable associated with the acquisition of Sensible was determined using a Monte Carlo simulation of earnings in a risk-neutral Geometric Brownian Motion framework. As of December 31, 2023, the Sensible earnout was expected to be achieved in full and therefore, the entire payable has been recorded. The method used to price these liabilities is considered level 3 due to the subjective nature of the unobservable inputs used to determine the fair value. The input is the expected achievement of earn-out thresholds.

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

15. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2040. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2045 (Note 7 and 13).

Other Commitments—The Company has commitments under the 2025 Credit Facility, its Aircraft Loan, its equipment line of credit and its lease obligations (Note 7 and 13). The Company has entered into a purchase contract to purchase a total of $4.9 million of equipment over the course of 7 years that commenced on July 1, 2024, subject to a minimum spending requirement per year, measured from the commencement date and each anniversary thereof. The minimum spend requirement is $0.2 million, $0.4 million, and $0.9 million for 2025, 2026, and 2027, respectively, with the remainder subject to mutual agreement after the first three years. Amounts purchased for the year ended December 31, 2025 were $0.7 million.

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

16. CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK

On April 13, 2020, the Company entered into an agreement to issue 17,500 shares of the Convertible and Redeemable Series A-2 Preferred Stock with a par value of $0.0001 per share and a detachable warrant to purchase shares of the Company’s common stock with a 10-year life, in exchange for gross proceeds of $175.0 million, net of $1.3 million debt issuance costs. The Convertible and Redeemable Series A-2 Preferred Stock warrants were exercised in full on July 30, 2020. Dividends on the Convertible and Redeemable Series A-2 Preferred Stock accrued through the date of the Company’s initial public offering on July 23, 2020, and were added to the principal balance outstanding as of that date. All dividends on the Convertible and Redeemable Series A-2 Preferred Stock after that date have been paid in cash. The Company paid dividends of $4.2 million, $11.1 million, and $16.4 million during the years ended December 31, 2025, 2024, and 2023 respectively.

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

The Company could, at its option on any one or more dates, redeem all or a minimum portion (the lesser of (i) $25.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock and (ii) all of the Convertible and Redeemable Series A-2 Preferred Stock then outstanding) of the outstanding Convertible and Redeemable Series A-2 Preferred Stock in cash. In January 2024, the Company redeemed $60.0 million in aggregate stated value of the Convertible and Redeemable Series A-2 Preferred Stock in cash. The Company redeemed $60.0 million and $62.2 million in aggregate stated value of the outstanding Series A-2 Preferred Stock on April 1, 2025 and July 1, 2025, respectively. The Company funded each 2025 redemption with cash on hand and borrowings under the 2025 Credit Facility. Following the July 2025 redemption, no A-2 Preferred Shares remained outstanding. Both 2025 redemptions were reflected in the Company's Consolidated Statements of Convertible and Redeemable Series A-2 Preferred Stock and Stockholders’ Equity and resulted in a reduction of temporary equity. The impact of the redemptions is also reflected in the calculation of earnings per share for the year ended December 31, 2025.

The Convertible and Redeemable Series A-2 Preferred Stock did not meet the definition of a liability pursuant to “ASC 480- Distinguishing Liabilities from Equity.” However, as (i) the instrument was redeemable upon a change of control as defined in the certificate of designations governing the terms of the Convertible and Redeemable Series A-2 Preferred Stock, and (ii) the Company could not have asserted it would have sufficient authorized and unissued shares of common stock to settle all future conversion requests due to the variable conversion terms, the instrument was redeemable upon the occurrence of events that were not solely within the control of the Company, and therefore the Company classified the Convertible and Redeemable Series A-2 Preferred Stock as mezzanine equity prior to the July 2025 redemption of the remaining outstanding shares of A-2 Preferred Stock.

The Convertible and Redeemable Series A-2 Preferred Stock contained a conversion option of the preferred shares to shares of common stock beginning in April 2024. As of December 31, 2025 and 2024, this conversion embedded feature had a net fair value of $0.0 million and $20.2 million, respectively. The change in net fair value of $(20.2) million, $1.2 million and $6.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, was recorded to other (income) expense.

17. STOCKHOLDERS’ EQUITY

Authorized Capital Stock—The Company was authorized to issue 190,000,000 shares of common stock, with a par value of $0.000004 per share as of December 31, 2025 and 2024.

Follow-on Offering—On April 22, 2024, the Company issued an aggregate of 3,450,000 shares of common stock in an underwritten public offering, inclusive of the shares of common stock issued in connection with the underwriters exercise in full of their option to purchase additional shares of common stock. The Company sold the shares to the underwriters at the public offering price of $37.15 per share, less underwriting discounts and commissions of $1.67175 per share, resulting in net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses of $121.8 million.

Stock Repurchase Program—On May 7, 2025, the Company announced that its Board of Directors has approved a stock repurchase program of up to $40.0 million. The repurchase program does not have a set expiration date. The Company did not make any repurchases under the program through December 31, 2025.

Employee Equity Incentive Plans—The Company has two plans under which stock-based awards have been issued: (i) the Montrose Amended and Restated 2017 Stock Incentive Plan (2017 Plan) and (ii) the Montrose Amended & Restated 2013 Stock Option Plan (2013 Plan) (collectively, the Plans).

As of December 31, 2025, there was $46.4 million of total unrecognized stock compensation expense related to unvested options and restricted stock granted under the Plans. Such unrecognized expense is expected to be recognized over a weighted-average 1.7 year period. The following number of shares were authorized to be issued and available for grant as of:

	December 31, 2025
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	8,914,149	2,032,719	10,946,868
Shares available for grant(1)	2,359,812	—	2,359,812

	December 31, 2024
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	7,538,276	2,036,219	9,574,495
Shares available for grant(1)	1,683,352	—	1,683,352

	December 31, 2023
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	6,330,713	2,036,219	8,366,932
Shares available for grant(1)	662,662	—	662,662

(1) In January 2025, January 2024 and January 2023 the Board of Directors ratified the addition of 1,372,373, 1,207,563 and 1,189,801 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. Shares available for grant as of December 31, 2023 excluded awards of stock appreciation rights approved in December 2021 that were subject to vesting based on the achievement of certain market conditions, which had not yet been achieved when these awards were cancelled, effective as of December 31, 2024. See “Stock Appreciation Rights” below for additional information on stock appreciation rights.

Total stock compensation expense for the Plans was as follows:

	Year Ended December 31, 2025
	Options	RSUs	SARs	Total
Cost of revenue	$729	$4,629	$—	$5,358
Selling, general and administrative expense	875	36,483	—	37,358
Total	$1,604	$41,112	$—	$42,716

	Year Ended December 31, 2024
	Options	RSUs	SARs	Total
Cost of revenue	$1,223	$3,578	$—	$4,801
Selling, general and administrative expense	2,571	30,088	27,205	59,864
Total	$3,794	$33,666	$27,205	$64,665

	Year Ended December 31, 2023
	Options	RSUs	SARs	Total
Cost of revenue	$1,685	$1,661	$—	$3,346
Selling, general and administrative expense	4,885	29,851	9,185	43,921
Total	$6,570	$31,512	$9,185	$47,267

Montrose Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units—The Company issues restricted stock awards (RSAs) to certain 2017 Plan participants as Director’s compensation. There were 46,899, 23,961, and 17,346 RSAs granted during the years ended December 31, 2025, 2024 and 2023 respectively. These RSAs vest one year from the date of grant, or, in each case, in full upon a change in control, subject to the participant’s continued service as a Director throughout such date, or upon retirement. Members of the Board of Directors that receive stock-based compensation are treated as employees for accounting purposes.

During 2023 the Board of Directors approved the grant of RSUs under certain supplemental incentive plans (SI Plans). There were 0, 0, and 370,349 RSUs issued under these SI Plans during the years ended December 31, 2025, 2024 and 2023, respectively. There were 237,634 RSUs issued during 2023 that vested 1/3 on the date of grant, 1/3 on the one-year anniversary of the grant, and 1/3 on the two-year anniversary of the grant, subject to continued service through each such date. The remaining RSUs vest annually over a 4-year period from the date of grant, subject to continued service through each such date.

During 2021, the Board of Directors approved the grant of 1,671,391 restricted stock units (RSUs) to certain executives and selected employees of the Company under the 2017 Plan. These RSUs represent the right to receive one share of the Company’s common stock upon vesting. These incentives were designed to (i) retain selected employees of the Company for a minimum of 5 years, (ii) reward selected employees for the Company’s significant outperformance and stockholder value creation in 2021, and (iii) provide incentives to selected employees of the Company to accelerate value creation for stockholders and other stakeholders over the next five-year period. With respect to 1,355,182 RSUs, 50.0% vested on the 4th anniversary and 50% will vest on the 5th anniversary of the date of grant, subject to continued service through each such date. With respect to the remaining 316,209 RSUs (The Performance-Vested RSUs), 50.0% vested on the 4th anniversary and 50% will vest on the 5th anniversary of the date of grant, subject to continued service through each such date.

During 2021, the Board of Directors approved and reserved for future issuance an aggregate of 135,517 RSUs (Future RSU Pool) to be granted under the 2017 Plan to certain of its executives and selected employees. Final determination and allocation of the awards under the Future RSU Pool may be determined on or before December 16, 2026 based on individual performance and continued service through such date. Any RSUs granted under the Future RSU Pool will vest on December 16, 2026, subject to continued service through such date.

RSA and RSU activity was as follows:

	Year Ended December 31,
	2025		2024		2023
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Beginning outstanding shares	2,617,059		2,468,722		1,777,715
Granted	1,399,351	$18.27	359,749	$39.75	793,133	$34.33
Forfeited/ cancelled	(166,158)	$27.76	(56,921)	$37.32	(11,311)	$32.13
Vested(1)	(1,525,848)	$49.25	(154,491)	$36.82	(90,815)	$36.77
Ending outstanding shares	2,324,404		2,617,059		2,468,722

(1) The 2025 vested shares amount includes 406,655 shares withheld related to net share settlement of equity awards.

There were an aggregate of 2,324,404, 3,148,847, and 2,846,019, shares underlying outstanding RSA and RSU awards as of December 31, 2025, 2024, and 2023, respectively.

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

Options—Options issued to all optionees under the 2017 Plan vest over 4-years from the date of issuance (or earlier vesting start date, as determined by the Board of Directors) as follows: one half on the second anniversary of date of grant and the remaining half on the fourth anniversary of the date of grant, with the exception of certain annual grants to certain executive officers, which vest annually over a 3-year and 1-year period. The following summarizes the options activity of the 2017 Plan for the years ended December 31, 2025, 2024 and 2023:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2022	2,579,566	$31.00	$15.00	7.8	$37,295
Granted	253,980	32.41	13.98	—	—
Forfeited/ cancelled	(134,170)	36.01	—	—	—
Expired	(6,450)	32.03	—	—	—
Exercised	(176,654)	24.12	—	—	3,726
Outstanding as of December 31, 2023	2,516,272	$30.92	$15.95	7.0	$13,825
Forfeited/ cancelled	(78,130)	38.57	—	—	—
Expired	(37,825)	41.90	—	—	—
Exercised	(55,110)	25.48	—	—	776
Outstanding as of December 31, 2024	2,345,207	$30.62	$16.32	6.0	$776
Forfeited/ cancelled	(55,313)	40.81	—	—	—
Expired	(71,812)	37.12	—	—	—
Exercised	(24,554)	14.88	—	—	266
Outstanding as of December 31, 2025	2,193,528	$30.33	$16.32	4.9	$6,109
Exercisable as of December 31, 2025	1,992,545	$29.41		4.8	$6,109

The following weighted-average assumptions were used in the Black-Scholes option-pricing model calculation for 2023. There were no stock options granted in 2025 and 2024.

December 31, 2023
Common stock value (per share)	$32.41
Expected volatility	33.55%
Risk-free interest rate	3.77%
Expected life (years)	7.00
Forfeiture rate	None
Dividend rate	None

Montrose Amended & Restated 2013 Stock Option Plan—The following summarizes the activity of the 2013 Plan for the years ended December 31, 2025, 2024 and 2023:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2022	855,695	$6.00	$2.10	3.3	$32,478
Expired	(800)	6.03	—	—	—
Exercised	(62,704)	6.82	—	—	1,950
Outstanding as of December 31, 2023	792,191	$6.40	$2.16	2.4	$20,380
Exercised	(111,302)	5.87	—	—	3,042
Outstanding as of December 31, 2024	680,889	$6.49	$2.51	1.5	$8,211
Expired	(3,500)	6.03	—	—	—
Exercised	(109,562)	6.40	—	—	1,991
Outstanding as of December 31, 2025	567,827	$6.51	$2.51	0.5	$10,401
Exercisable as of December 31, 2025	567,827	$6.51		0.5	$10,401

Total shares outstanding from exercised options were 1,850,316 shares, 1,716,200 shares and 1,549,788 shares as of December 31, 2025, 2024 and 2023.

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	December 31,
	2025	2024	2023
Montrose 2013 Stock Incentive Plan	567,827	680,889	792,191
Montrose 2017 Stock Incentive Plan(1)	6,877,744	6,645,618	8,647,656
	7,445,571	7,326,507	9,439,847

(1) In January 2025, January 2024 and January 2023 the Board of Directors ratified the addition of 1,372,373, 1,207,563 and 1,189,801 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. Shares reserved for future issuance as of December 31, 2023 includes awards of SARs approved in December 2021 that were subject to vesting based on the achievement of certain market conditions, which had not yet been achieved when these awards were cancelled, effective as of December 31, 2024. See “Stock Appreciation Rights” above for additional information on stock appreciation rights.

18. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period. The Convertible and Redeemable Series A-2 Preferred Stock was considered a participating security during the applicable period. Net losses were not allocated to the Convertible and Redeemable Series A-2 stockholders, as they were not contractually obligated to share in the Company’s losses.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the as-converted method. Potentially dilutive shares are comprised of RSAs, RSUs, SARs, Series A-2 Preferred Stock, and shares of common stock underlying stock options outstanding under the Plans. During the years ended December 31, 2025, 2024 and 2023, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year Ended December 31,
	2025	2024	2023
Net loss	$(843)	$(62,314)	$(30,859)
Convertible and Redeemable Series A-2 Preferred Stock dividend	(4,150)	(11,064)	(16,400)
Net loss attributable to common stockholders – basic and diluted	(4,993)	(73,378)	(47,259)
Weighted-average number of shares of common stock outstanding – basic and diluted	35,120	33,061	30,058
Net loss per share attributable to common stockholders – basic and diluted	$(0.14)	$(2.22)	$(1.57)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the years ended December 31:

	December 31,
	2025(1)	2024(1)	2023(1)
Stock options	2,959,850	3,026,096	3,308,463
Restricted stock	2,324,404	2,617,059	2,468,722
Series A-2 Preferred Stock	2,654,739	4,293,793	5,952,609
SARs(2)	—	—	3,000,000

(1)
Includes 2,116,319, 2,374,716 and 7,660,169 shares underlying equity awards that were out of the money as of December 31, 2025, 2024 and 2023, respectively.
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

Segment Revenues, Segment Expenses and Segment Adjusted EBITDA were as follows:

	Year Ended December 31,
	2025			2024			2023
(in thousands)	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA
Assessment, Permitting and Response	$307,428	$238,973	$68,455	$214,850	$166,830	$48,020	$220,727	$168,579	$52,148
Measurement and Analysis(1)	245,860	181,509	64,351	224,366	173,845	50,521	197,095	159,878	37,217
Remediation and Reuse	277,250	240,972	36,278	257,179	218,840	38,339	206,386	179,299	27,087
Total Reportable Segments	$830,538		$169,084	$696,395		$136,880	$624,208		$116,452

(1)
Includes revenue of $8.8 million and Adjusted EBITDA of $2.1 million from the Discontinued Specialty Lab for the year ended December 31, 2023. The lab was discontinued in the year ended December 31, 2023.

Presented below is a reconciliation of the Company’s segment measure to income (loss) before expense from income taxes for the years ended December 31:

	For the Year Ended December 31,
	2025	2024	2023
Total Reportable Segments	$169,084	$136,880	$116,452
Corporate and Other	(52,920)	(41,092)	(37,876)
Interest expense, net	(19,567)	(15,862)	(7,793)
Depreciation and amortization	(50,915)	(52,762)	(45,780)
Stock-based compensation	(42,716)	(64,665)	(47,267)
Acquisition costs(1)	(1,825)	(7,827)	(6,930)
Fair value changes in financial instruments	18,251	(3,124)	4,129
Fair value changes in business acquisition contingencies	(900)	(534)	(84)
Expenses related to financing transactions	(163)	(317)	(35)
Discontinued Specialty Lab(2)	—	(692)	(6,112)
Business line restructuring costs(3)	(2,633)	(146)	(9)
Other losses or expenses(4)	(4,475)	(4,177)	(534)
Income (loss) before expense from income taxes	$11,221	$(54,318)	$(31,839)

(1)
Includes financial and tax diligence, consulting, legal, valuation, accounting, travel and acquisition-related incentives related to our acquisition and integration activity.
(2)
Amounts consist of operating losses before depreciation related to the Discontinued Specialty Lab.
(3)
Amounts consist of severance costs related to organizational restructuring of business lines within the Company's Assessment, Permitting and Response and Remediation and Reuse segments, including costs incurred to wind down its renewable energy business.
(4)
The year ended December 31, 2025 consists primarily of losses and costs associated with exiting operations in Europe, nonrecurring rebranding expenses, and third party expenses associated with the independent review and analysis of assertions in a short seller report regarding the Company. The year ended December 31, 2024 consists primarily of non-recurring costs to centralize certain back-office functions, lease abandonment costs, and third party expenses associated with the independent review and analysis of assertions in a short seller report regarding the Company. The year ended December 31, 2023 consists primarily of expenses related to an aircraft accident, net of insurance gain, as well as a gain on the surrender of a lease.

The following table presents revenues by geographic location:

	For the Year Ended December 31,
	2025	2024	2023
United States	$678,382	$550,323	$539,578
Canada	120,762	115,918	72,608
Other international	31,394	30,154	12,022
Total revenue	$830,538	$696,395	$624,208

The following table presents long-lived assets by geographic location:

	For the Year Ended December 31,
	2025	2024
United States	$58,590	$57,730
Canada	4,311	5,070
Other international	952	976
Total property and equipment—net	$63,853	$63,776

20. RELATED-PARTY TRANSACTIONS

The Company did not have any material related party transactions during the years ended December 31, 2025, 2024 and 2023.

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Montrose Environmental Group 401(k) Savings Plan (401(k) Savings Plan). As of December 31, 2025, 2024, and 2023, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provides employer matching contributions equal to 100% of the participant’s elective deferrals that do not exceed 3% of the participant’s compensation and 50% of the participant’s elective deferrals that exceed 3% but do not exceed 5% of the participant’s compensation. Employer contributions for years ended December 31, 2025, 2024, and 2023 were $10.4 million, $9.1 million and $7.9 million, respectively.

22. SUBSEQUENT EVENTS

On February 16, 2026, the Company entered into foreign currency forward contracts having a total notional amount of approximately $22.4 million. The purpose of these contracts was to hedge a portion of the Company's 2026 forecasted foreign exchange exposure to fluctuations in the AUD and CAD exchange rates relative to the U.S. dollar. The contracts mature monthly and expire in December 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Montrose Environmental Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Montrose Environmental Group, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Costa Mesa, California

February 26, 2026

Item 9B. Other Information.

On November 11, 2025, Allan Dicks, Chief Financial Officer, amended an existing trading plan intended to satisfy Rule 10b5-1(c). The amended plan provides for the sale of up to 89,142 shares of Company common stock, up to 62,500 of which shares are to be acquired pursuant to the exercise of stock options, between February 10, 2026 and May 12, 2026, subject to certain conditions.

On November 11, 2025, Vijay Manthripragada, Chief Executive Officer, terminated a trading plan intended to satisfy Rule 10b5-1(c). The material terms of the terminated plan were summarized in Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2025 and are incorporated herein by reference.

On December 11, 2025, Vijay Manthripragada, Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c). The plan provides for the exercise of up to 119,158 options to purchase shares of Company common stock and the sale of a certain number of shares acquired pursuant to the exercise of such stock options to fulfill the exercise price of 85,992 of such stock options on March 13, 2026, subject to certain conditions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below and as set forth under “Information About Our Executive Officers” in Item 1. “Business” the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025. This information will appear in the proxy statement under the headings “The Board of Directors– Class I Director Nominees,” “The Board of Directors– Continuing Directors,” “Other Matters – Delinquent Section 16(a) Reports,” "Corporate Governance – Insider Trading Policy," and “Corporate Governance – Committees of the Board of Directors.”

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

Item 11. Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025. This information will appear in the proxy statement under the headings “Compensation Committee Matters” and “Corporate Governance – Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025. This information will appear in the proxy statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2025, with respect to the Company’s existing equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Option and Rights (column (a))		Weighted-Average Exercise Price of Outstanding Options, and Rights (column (b))	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (column (c))
Equity compensation plans approved by security holders(1)	2,761,355	(2)	$25.43	2,359,812	(3)

(1)
Includes the Company’s 2013 Amended and Restated Stock Option Plan and the Company’s 2017 Amended and Restated Stock Incentive Plan.
(2)
Excludes unvested restricted stock issued under the Company’s 2017 Amended and Restated Stock Incentive Plan.
(3)
Pursuant to the terms of the 2017 Amended and Restated Stock Incentive Plan, the number of shares of common stock authorized for issuance under the plan automatically increase on January 1 of each year and will end with a final increase on January 1, 2027, in an amount equal to 4% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year. The amount referenced excludes such adjustment as of January 1, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025. This information will appear in the proxy statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence.”

Item 14. Principal Accounting Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025. This information will appear in the proxy statement under the heading “Audit Committee Matters.”

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

3.1	Amended and Restated Certificate of Incorporation. (b)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (e)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (h)

3.4	Certificate of Designation of Cumulative Series A-2 Preferred Stock. (a)

3.5	Amended and Restated Bylaws. (e)

4.1

Third Amended and Restated Investor Rights Agreement dated April 13, 2020 by and among Montrose Environmental Group, Inc., OCM Montrose Holdings, L.P., OCM Montrose II Holdings, L.P. and the common stockholders party thereto. (a)

4.2*	Description of Registrant’s Securities.

10.1#	Form of Indemnification Agreement entered into with Directors and Executive Officers. (a)

10.2#	Offer Letter by and between Montrose Environmental Group, Inc. and Vijay Manthripragada, dated July 13, 2015. (a)

10.3#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Vijay Manthripragada, dated June 23, 2016. (a)

10.4#	Offer Letter by and between Montrose Environmental Group, Inc. and Allan Dicks, dated August 8, 2016. (a)

10.5#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Allan Dicks, dated August 8, 2016. (a)

10.6#	Offer Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated October 14, 2014. (a)

10.7#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated June 23, 2016. (a)

10.8#	Amendment to the Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Nasym Afsari, dated September 14, 2017. (a)

10.9#	Offer Letter by and between Montrose Environmental Group, Inc. and Joshua M. LeMaire, dated July 2, 2015. (a)

10.10#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Joshua M. LeMaire, dated June 23, 2016. (a)

10.11#	Offer Letter by and between Montrose Environmental Group, Inc. and Jose M. Revuelta, dated March 4, 2014. (a)

10.12#	Executive Compensation Letter by and between Montrose Environmental Group, Inc. and Jose M. Revuelta, dated June 23, 2016. (a)

10.13#	Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.14#	Amendment No. 1 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.15#	Amendment No. 2 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.16#	Amendment No. 3 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.17#	Amendment No. 4 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.18#	Amendment No. 5 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.19#	Amendment No. 6 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.20#	Amendment No. 7 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.21#	Amendment No. 8 to Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.22#	Form of Option Award Agreement under the Montrose Environmental Group, Inc. Amended and Restated 2013 Stock Option Plan. (a)

10.23#	Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (b)

10.24#	Form of Grant Notice and Standard Terms and Conditions for Stock Options under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (a)

10.25#	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (a)

10.26#	Form of Confidential Information, Non-Solicitation and Non-Compete Agreement (California). (a)

10.27#	Form of Confidential Information, Non-Solicitation and Non-Compete Agreement (Ohio). (a)

10.28#	Montrose Environmental Group, Inc. Amended and Restated Executive Severance Policy. (g)

10.29#	Form of Grant Notice and Standard Terms and Conditions for Performance-Based Stock Appreciation Rights under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (c)

10.30#	Form of Grant Notice and Standard Terms and Conditions for Restricted Stock Units under the Montrose Environmental Group, Inc. Amended and Restated 2017 Stock Incentive Plan. (c)

10.31#	Form of SAR Cancellation Agreement. (f)

10.32

Amended and Restated Credit Agreement, dated February 26, 2025, among Montrose Environmental Group Inc., Montrose Environmental Group Ltd., the Guarantors (defined therein) party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender, and L/C Issuer, and the Lenders (defined therein) party hereto, BOFA Securities, Inc., as Sole Bookrunner and Joint Lead Arranger, Capital One National Association, JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as Joint Lead Arrangers, and Capital One National Association, JPMorgan Chase Bank N.A., and U.S. Bank National Association, as co-Syndication Agents. (g)

19.1	Insider Trading Policy. (g)

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (d)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkage Documents

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-K for the fiscal year ended December 31, 2025 is formatted in Inline XBRL (included as Exhibit 101)

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
(e)
Previously filed on May 14, 2024 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(f)
Previously filed on January 6, 2025 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.
(g)
Previously filed on March 3, 2025 as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and incorporated herein by reference.
(h)
Previously filed on May 9, 2025 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Montrose Environmental Group, Inc.

Date: February 26, 2026	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Vijay Manthripragada	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Vijay Manthripragada

/s/ Allan Dicks	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	February 26, 2026
Allan Dicks

/s/ J. Miguel Fernandez de Castro	Director	February 26, 2026
J. Miguel Fernandez de Castro

/s/ Vincent Colman	Director	February 26, 2026
Vincent Colman

/s/ Peter M. Graham	Director	February 26, 2026
Peter M. Graham

/s/ Robin Newmark	Director	February 26, 2026
Robin Newmark

/s/ Richard E. Perlman	Chairman of the Board; Director	February 26, 2026
Richard E. Perlman

/s/ J. Thomas Presby	Director	February 26, 2026
J. Thomas Presby

/s/ James K. Price	Director	February 26, 2026
James K. Price
/s/ Janet Risi Field	Director	February 26, 2026
Janet Risi Field