Form 10-Q
period 2026-03-31
Onterris, Inc.
filed 2026-05-07
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39394

Onterris, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-4195044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5120 Northshore Drive, North Little Rock, Arkansas	72118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 900-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000004 per share	ONT	The New York Stock Exchange

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

As of May 1, 2026, the registrant had 36,139,227 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONTERRIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash, cash equivalents and restricted cash	$10,046	$11,223
Accounts receivable, net	117,613	155,380
Contract assets	65,799	58,831
Prepaid and other current assets	23,186	14,959
Total current assets	216,644	240,393
Non-current assets
Property and equipment, net	66,059	63,853
Operating lease right-of-use asset, net	35,086	36,560
Finance lease right-of-use asset, net	34,670	37,595
Goodwill	466,563	466,786
Other intangible assets, net	119,763	126,383
Other assets	9,238	9,726
Total assets	$948,023	$981,296
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$56,595	$71,778
Accrued payroll and benefits	25,749	52,773
Business acquisitions contingent consideration, current	6,942	14,883
Current portion of operating lease liabilities	10,622	10,735
Current portion of finance lease liabilities	6,472	6,602
Current portion of long-term debt	11,251	11,230
Total current liabilities	117,631	168,001
Non-current liabilities
Business acquisitions contingent consideration, long-term	1,858	2,755
Other non-current liabilities	6,424	7,088
Deferred tax liabilities, net	21,861	21,817
Operating lease liability, net of current portion	26,865	28,215
Finance lease liability, net of current portion	23,154	25,180
Long-term debt, net of deferred financing fees	310,139	277,065
Total liabilities	$507,932	$530,121
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at March 31, 2026 and December 31, 2025; issued shares: 36,516,149 and 35,929,665 at March 31, 2026 and December 31, 2025, respectively; outstanding shares: 36,139,836 and 35,929,665 at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in-capital	739,425	727,927
Accumulated deficit	(286,203)	(273,513)
Accumulated other comprehensive loss	(3,132)	(3,239)
Treasury stock, at cost; 376,313 and 0 shares at March 31, 2026 and December 31, 2025, respectively	(9,999)	—
Total stockholders’ equity	440,091	451,175
Total liabilities and Stockholders’ Equity	$948,023	$981,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONTERRIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$168,518	$177,834
Cost of revenues (exclusive of depreciation and amortization shown below)	101,468	108,406
Selling, general and administrative expense	61,322	66,232
Fair value changes in business acquisition contingencies	(838)	477
Depreciation and amortization	12,629	13,294
Loss from operations	(6,063)	(10,575)
Other income (expense), net	1,142	(848)
Interest expense, net	(5,466)	(5,065)
Total other income (expense), net	(4,324)	(5,913)
Loss before expense from income taxes	(10,387)	(16,488)
Income tax expense	2,303	2,871
Net loss	$(12,690)	$(19,359)

Equity adjustment from foreign currency translation	107	(353)
Comprehensive loss	(12,583)	(19,712)

Weighted average common shares outstanding
Basic	36,045	34,502
Diluted	36,045	34,502
Net loss per share attributable to common stockholders
Basic	$(0.35)	$(0.64)
Diluted	$(0.35)	$(0.64)
Net loss attributable to common stockholders
Net loss	$(12,690)	$(19,359)
Convertible and redeemable series A-2 preferred stock dividend	—	(2,750)
Net loss attributable to common stockholders	$(12,690)	$(22,109)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONTERRIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

									Accumulated
	Convertible and Redeemable						Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	11,667	92,928	34,309,778	—	—	—	721,067	(272,670)	(2,133)	446,264
Net loss	—	—	—	—	—	—	—	(19,359)	—	(19,359)
Stock-based compensation	—	—	—	—	—	—	13,723	—	—	13,723
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	—	—	(2,750)	—	—	(2,750)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	473,974	—	—	—	61	—	—	61
Acquisitions contingent consideration paid in common stock	—	—	323,834	—	—	—	6,558	—	—	6,558
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(353)	(353)
Balance at March 31, 2025	11,667	$92,928	35,107,586	$—	—	$—	$738,659	$(292,029)	$(2,486)	$444,144
Balance at December 31, 2025	—	—	35,929,665	—	—	—	727,927	(273,513)	(3,239)	451,175
Net loss	—	—	—	—	—	—	—	(12,690)	—	(12,690)
Stock-based compensation	—	—	—	—	—	—	9,073	—	—	9,073
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	586,484	—	—	—	2,425	—	—	2,425
Common stock repurchased under stock repurchase program	—	—	—	—	(376,313)	(9,999)	—	—	—	(9,999)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	107	107
Balance at March 31, 2026	—	$—	36,516,149	$—	(376,313)	$(9,999)	$739,425	$(286,203)	$(3,132)	$440,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONTERRIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(12,690)	$(19,359)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision (recovery) for credit loss	(612)	407
Depreciation and amortization	12,629	13,294
Non-cash leases expense	2,870	3,085
Stock-based compensation expense	9,073	13,723
Fair value changes in financial instruments	(1,131)	308
Write off of deferred financing costs	—	908
Deferred income taxes	(1,710)	4,174
Other operating activities, net	(887)	1,354
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	32,527	10,358
Prepaid expenses and other current assets	(6,519)	(5,473)
Accounts payable and other accrued liabilities	(15,672)	(5,637)
Accrued payroll and benefits	(27,024)	(8,622)
Change in operating leases	(2,923)	(3,016)
Other assets	432	—
Net cash (used in) provided by operating activities	$(11,637)	$5,504
Investing activities:
Purchases of property and equipment	(5,667)	(3,154)
Purchase price true ups	—	(562)
Proceeds from other activities	142	11
Net cash used in investing activities	$(5,525)	$(3,705)
Financing activities:
Proceeds from revolving line of credit	140,400	106,945
Repayment of the revolving line of credit	(104,258)	(97,246)
Repayment of aircraft loan	(300)	(280)
Proceeds from term loan	—	200,000
Repayment of term loan	(2,500)	(189,219)
Payment of contingent consideration and other purchase price true ups	(8,000)	(297)
Repayment of finance leases	(1,826)	(1,563)
Payments of deferred financing costs	—	(2,189)
Proceeds from issuance of common stock for exercised stock options	2,425	61
Proceeds from building sale leaseback	—	2,500
Dividend payment to the series A-2 stockholders	—	(2,750)
Repurchases of common stock	(9,999)	—
Net cash provided by financing activities	$15,942	$15,962
Change in cash, cash equivalents and restricted cash	(1,220)	17,761
Foreign exchange impact on cash balance	43	(420)
Cash, cash equivalents and restricted cash:
Beginning of year	11,223	12,935
End of period	$10,046	$30,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Three Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flows information:
Cash paid for interest	$4,839	$3,874
Cash paid for income taxes, net	$138	$930
Supplemental disclosures of non-cash investing and financing activities:
Accrued purchases of property and equipment	$40	$156
Property and equipment purchased under finance leases	$817	$2,779
Acquisitions unpaid contingent consideration	$8,800	$26,700
Acquisitions contingent consideration paid in common stock	$—	$6,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONTERRIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Onterris, Inc. (“Onterris” or the “Company”), formerly known as Montrose Environmental Group, Inc., is a corporation formed in November 2013, under the laws of the State of Delaware. The Company changed its name to Onterris on April 17, 2026. The Company has approximately 120 offices across the United States, Canada, and Australia and approximately 3,500 employees as of March 31, 2026.

Onterris is an environmental services company serving the recurring environmental needs of a diverse client base, including Fortune 500 companies and federal, state and local governments. Historically, the Company had three reportable segments: Assessment, Permitting and Response, Measurement and Analysis, and Remediation and Reuse. Effective in the first quarter of 2026, the Company realigned its reportable segments to reflect updates made to its organizational structure and operating model. As a result of these changes, the Company aggregated the Assessment, Permitting and Response and Remediation and Reuse segments into a newly created Consulting and Treatment segment based on their similar characteristics, including similar long-term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers. The Company's Measurement and Analysis and corporate segments were not affected by the realignment. See Note 19 – Segment Information for more details.

Consulting and Treatment segment provides environmental consulting, engineering, and implementation services to help clients assess, manage, and mitigate environmental risks across the lifecycle of their operations and projects. The Company supports environmental assessments, regulatory permitting, toxicology consulting, emergency preparedness, and response and environmental audits and permits, while also delivering engineering, design, and implementation solutions to treat contaminated water and remediate soil. The Company works closely with clients to navigate regulatory requirements, address environmental liabilities, respond to operational disruptions, and develop practical, sustainable solutions for new industrial developments, facility upgrades and ongoing operations. The Company provides these services as a consultant and service provider and does not own the properties, facilities, or underlying environmental liabilities associated with client projects.

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

Prior period information has been recast herein to reflect the above change in segment reporting. The recast segment information constitutes a reclassification and has no impact on reported net income (loss) or earnings (loss) per share for preceding periods. This change does not restate information previously reported in the consolidated statements of financial position, the consolidated statements of operations and comprehensive income (loss), consolidated statements of convertible and redeemable series A-2 preferred stock and stockholders’ equity or consolidated statements of cash flows for the Company for preceding periods.

Basis of Presentation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) that permit reduced disclosure for interim periods. The unaudited condensed consolidated financial statements include all accounts of the Company and, in the opinion of management, include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All intercompany transactions, accounts and profits, have been eliminated in the unaudited condensed consolidated financial statements.

Certain prior period amounts, which are not material, have been reclassified to conform to current period presentation in the notes to the condensed consolidated financial statements. The realigned segment information does not modify or update the disclosures included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 in any way, nor does it reflect any subsequent information or events, other than as required to reflect the change in segments as described above.

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

ASU 2025-05 —In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which introduced a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-05 is effective for the Company's fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. The Company adopted the standard and elected the practical expedient on January 1, 2026. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2024-03 —In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). ASU 2024-03 is effective for the Company's fiscal year beginning January 1, 2027, and interim periods within fiscal years beginning after December 15, 2027, and allows the use of a prospective or retrospective approach. The Company plans to adopt the standard on January 1, 2027, and is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

3. REVENUES AND ACCOUNTS RECEIVABLE

The Company’s main revenue sources derive from the following revenue streams:

Consulting and Treatment Revenues are generated from multidisciplinary environmental consulting services, and engineering, design, implementation and operating and maintenance (O&M) services primarily to treat contaminated water and remove contaminants from soil. The majority of the contracts are fixed-fee or time-and-material based.

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

Contract Balances—The Company presents contract balances for unbilled receivables (contract assets), as well as customer advances, and deposits and deferred revenue (contract liabilities) within contract assets and accounts payable and other accrued expenses, respectively, on the unaudited condensed consolidated statements of financial position. Amounts are generally billed at periodic intervals (e.g. weekly, bi-weekly or monthly) as work progresses in accordance with agreed-upon contractual terms. The Company utilizes the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component for arrangements in which the period between when the Company transfers services to a customer and when the customer pays for those services is one year or less. Amounts recorded as unbilled receivables generally arise when billing occurs subsequent to revenue recognition, for example for services the Company is not contractually entitled to bill based on the passage of time. The Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in contract liabilities.

The following table presents the Company’s contract balances:

	March 31,	December 31,
	2026	2025
Contract assets	$65,799	$58,831
Contract liabilities	10,424	14,996

Revenue recognized during the three months ended March 31, 2026, included in the contract liabilities balance at the beginning of the year was $5.7 million. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on cost to cost contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of March 31, 2026 and December 31, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $49.7 million and $68.4 million, respectively. As of March 31, 2026, the Company expected to recognize approximately $40.2 million of this amount as revenue within one year and $9.5 million the year after.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	March 31, 2026	December 31, 2025
Accounts receivable, invoiced	$125,369	$163,694
Allowance for credit losses	(7,756)	(8,314)
Accounts receivable, net	$117,613	$155,380

The Company had no customers that exceeded 10.0% of its gross receivables as of March 31, 2026 and one as of December 31, 2025. For the three months ended March 31, 2026, the Company had one customer who accounted for more than 10.0% of revenue. For the three months ended March 31, 2025 the Company had no customers who accounted for more than 10.0% of revenue.

The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balance from its largest customer does not represent a significant credit risk.

From time to time, the Company may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount at a rate that approximates the interest rate on the Company's senior secured credit facility. The Company has no retained interests in the sold receivables and only performs collection and administrative functions for the purchaser. The Company accounts for these receivable transfers as sales under ASC 860, Transfers and Servicing. During the three months ended March 31, 2026 and 2025 the Company did not sell any accounts receivable.

The allowance for credit losses consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)	Charged to Allowance	Ending Balance
Three months ended March 31, 2026	$8,314	$(612)	$54	$7,756
Year ended December 31, 2025	2,093	6,713	(492)	8,314

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Deposits	$1,001	$967
Prepaid expenses	19,628	11,367
Supplies	2,557	2,625
Prepaid and other current assets	$23,186	$14,959

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	March 31, 2026	December 31, 2025
Lab and test equipment	$24,772	$24,604
Vehicles	6,706	6,696
Equipment	72,907	70,702
Furniture and fixtures	5,325	5,322
Leasehold improvements	15,360	15,335
Aircraft	12,386	12,386
Building	5,764	5,764
	143,220	140,809
Land	1,089	1,089
Construction in progress	5,026	1,930
Less: Accumulated depreciation	(83,276)	(79,975)
Total property and equipment—net	$66,059	$63,853

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $3.4 million for the three months ended March 31, 2026 and $3.2 million for the three months ended March 31, 2025.

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

Equipment Line of Credit—The Company has an equipment line of credit, specifically dedicated for the purchases of allowable equipment and related freight, installation costs and taxes paid. As of March 31, 2026, the outstanding balance was $15.0 million on this credit line. Interest on leases financed under this facility is fixed and based on the SOFR swap rate on or closest to the closing date. As of March 31, 2026 equipment leased through this line of credit met the finance lease criteria as per ASC 842 and accordingly is accounted for as finance lease ROU assets and finance lease liabilities.

The components of lease expense were as follows:

		For the Three Months Ended March 31,
	Statement of Operations Location	2026	2025
Operating lease cost
Lease cost	Selling, general and administrative expense	$3,148	$3,137
Variable lease cost	Selling, general and administrative expense	799	799
Total operating lease cost		$3,947	$3,936

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$2,580	$1,751
Interest on lease liabilities	Interest expense, net	583	259
Total finance lease cost		$3,163	$2,010
Total lease cost		$7,110	$5,946

Supplemental cash flows information related to leases was as follows:

	For the Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$3,390	$3,416
Operating cash flows used for interest related to finance leases	583	259
Financing cash flows used in finance leases	1,617	1,304

Lease liabilities arising from new ROU assets:
Operating leases	1,538	2,347
Finance leases	241	2,511

Weighted average remaining lease terms and weighted average discount rates were:

	March 31, 2026
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.8	9.6
Weighted average discount rate	5.1%	6.7%

	March 31, 2025
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.4	3.6
Weighted average discount rate	5.0%	6.6%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2026	$9,484	$6,376
2027	10,078	7,099
2028	8,272	5,360
2029	6,316	3,701
2030	3,010	1,889
2031 and thereafter	6,032	17,760
Total undiscounted future minimum lease payments	$43,192	$42,185
Less imputed interest	(5,705)	(12,559)
Total discounted future minimum lease payments	$37,487	$29,626

7. BUSINESS ACQUISITIONS

During the three months ended March 31, 2026 and 2025, the Company did not complete any business acquisitions; however, strategic acquisitions remain a core part of the Company's growth strategy.

The Company may be required to make up to $9.6 million in aggregate earn-out payments between the years 2026 and 2027 in connection with certain of its business acquisitions, of which up to $5.1 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $1.7 million may be paid, at the Company’s option, in cash or common stock.

Transaction costs related to previous business combinations totaled $0.1 million for the three months ended March 31, 2026 and $0.7 million for the three months ended March 31, 2025. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

8. GOODWILL AND INTANGIBLE ASSETS

The Company tests each of its reporting units for goodwill impairment annually on October 1, or upon a triggering event, in accordance with ASC Topic 350, “Intangibles –Goodwill and Other.” Effective in the first quarter of 2026, the Company reorganized its business into two reportable segments as discussed in Note 19 – Segment Information. This changed the composition of the Company's reporting units which resulted in the combination of historical goodwill from the Assessment, Permitting and Response and Remediation and Reuse segments to its newly created Consulting and Treatment segment. Additionally, the change in composition of the Company's reporting units was considered a triggering event requiring an interim goodwill impairment test as of March 31, 2026. The Company determined that no impairment existed as the estimated fair values of its reporting units were in excess of their respective carrying values, both before and after the reorganization. Amounts related to goodwill are as follows:

	Consulting and Treatment	Measurement and Analysis	Total
Balance as of December 31, 2025	$347,706	$119,080	$466,786
Foreign currency translation adjustments	—	(223)	(223)
Balance as of March 31, 2026	$347,706	$118,857	$466,563

Amounts related to finite-lived intangible assets are as follows:

March 31, 2026	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$264,477	$165,396	$99,081
Covenants not to compete	41,417	36,843	4,574
Trade names	25,886	25,595	291
Proprietary software	32,007	26,522	5,485
Patent	17,479	7,147	10,332
Total other intangible assets, net	$381,266	$261,503	$119,763

December 31, 2025	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$264,564	$160,459	$104,105
Covenants not to compete	41,418	36,293	5,125
Trade names	25,917	25,441	476
Proprietary software	31,982	25,912	6,070
Patent	17,479	6,872	10,607
Total other intangible assets, net	$381,360	$254,977	$126,383

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $6.7 million three months ended March 31, 2026 and $8.4 million for the three months ended March 31, 2025.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2026 (remaining)	$18,014
2027	24,289
2028	19,198
2029	13,480
2030	8,985
Thereafter	35,797
Total	$119,763

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accounts payable	$26,441	$34,806
Accrued expenses	15,340	18,373
Contract liabilities	10,424	14,996
Other current liabilities	4,390	3,603
Total accounts payable and other accrued liabilities	$56,595	$71,778

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	March 31, 2026	December 31, 2025
Accrued payroll	$13,222	$13,501
Accrued bonuses	6,003	28,568
Accrued paid time off	3,361	3,603
Accrued medical	807	2,305
Accrued other	2,356	4,796
Total accrued payroll and benefits	$25,749	$52,773

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (ASC 270), and ASC 740, Income Taxes. The Company’s effective tax rate (ETR) from continuing operations was (22.2)% for the three months ended March 31, 2026 and (17.4)% for the three months ended March 31, 2025. Income tax expense recorded by the Company during the three months ended March 31, 2026 and 2025 was $2.3 million and $2.9 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to the impact of tax-deductible goodwill, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not that some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of March 31, 2026, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained with respect to such jurisdictions.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. As of March 31, 2026, the Company had uncertain tax positions of $0.6 million. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

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

12. DEBT

Debt consisted of the following:

	March 31, 2026	December 31, 2025
Term loan facility	$195,000	$197,500
Revolving line of credit	120,441	84,663
Aircraft loan	7,825	8,125
Less deferred debt issuance costs	(1,876)	(1,993)
Total debt	$321,390	$288,295
Less current portion of long-term debt	(11,251)	(11,230)
Long-term debt, less current portion	$310,139	$277,065

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as netted against the underlying debt balance. These costs are amortized to interest expense over the terms of the underlying debt instruments. The amortization of deferred debt issuance cost to interest expense was $0.1 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

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

The Company used proceeds from the 2025 Credit Facility to repay in full its prior senior secured credit facility originally entered into in 2021. The resulting write-off of the remaining unamortized debt issuance costs from the prior credit facility amounted to $0.9 million. Total loss on debt extinguishments was recorded in interest expense, net within the consolidated statements of operations for the three months ended March 31, 2025.

The 2025 Credit Facility term loan must be repaid in quarterly installments and amortizes at a rate of 1.25% per quarter beginning December 31, 2025 through December 31, 2029, with final payment and amortization on February 26, 2030.

The 2025 Credit Facility term loan and the revolving line of credit bear interest subject to the applicable spread based on the Company’s leverage ratio and benchmark spread as follows:

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

The 2025 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2025 Credit Facility and modify the terms of its organizational documents. The 2025 Credit Facility permits certain restricted payments, including common stock repurchases, subject to a maximum pro-forma leverage ratio of 3.00 times, and minimum pro-forma fixed charge coverage ratio of 1.25 times and no event of default. The 2025 Credit Facility also includes financial covenants which require the Company to remain below a maximum total net leverage ratio of 4.00 through the fiscal quarter ending March 31, 2026, stepping down to 3.75 times thereafter, and a minimum fixed charge coverage ratio of 1.25 times.

The Company deferred $2.2 million of debt issuance costs related to the 2025 Credit Facility in the first quarter of 2025. Quarterly installment repayments for the term loan under the 2025 Credit Facility commenced in the fourth quarter of 2025. For the three months ended March 31, 2026, quarterly term loan installment repayments under the 2025 Credit Facility were $2.5 million.

As of March 31, 2026 and December 31, 2025, the Company’s consolidated total leverage ratio (as defined in the 2025 Credit Facility) was 2.8 times and 2.5 times, respectively, and the Company was in compliance with all covenants under the 2025 Credit Facility.

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

The weighted average interest rate for the three months ended March 31, 2026, before giving effect to the impact of the interest rate swaps, was 5.7% and after giving effect to the impact of the interest rate swaps, was 5.6%. The weighted average interest rate for the three months ended March 31, 2025, before giving effect to the impact of the interest rate swaps, was 6.3% and after giving effect to the impact of the interest rate swaps, was 5.5%.

The Company’s obligations under the 2025 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

As of March 31, 2026, the Company had the following interest rate swap agreements in place:

Effective date	Expiration date	Notional amount	Fixed rate	Floating rate
5/30/2023	4/27/2026	$70,000,000	3.880%	USD-SOFR
6/5/2024	6/27/2027	$80,000,000	3.270%	USD-SOFR
4/1/2025	4/27/2028	$50,000,000	3.625%	USD-SOFR

Loan and Aircraft Security Agreement—On May 18, 2023, the Company entered into a Loan and Aircraft Security Agreement to finance $10.9 million of the purchase a new aircraft (Aircraft Loan). The Aircraft Loan must be repaid in 60 monthly consecutive installments and all outstanding amounts will become due on May 18, 2028. The Aircraft Loan bears interest subject to 1-month Term SOFR and a spread of 1.86%. The entire principal balance may be prepaid in full subject to a 3.0%, 2.0% and 1.0% prepayment fee if paid prior to the first, second and third anniversary of the loan, respectively. The aircraft serves as collateral security for the Aircraft Loan.

The following is a schedule of the aggregate annual maturities of long-term debt (excluding current portion) presented on the unaudited condensed consolidated statement of financial position as of March 31, 2026, before deferred debt issuance cost of $1.9 million, based on the terms of the 2025 Credit Facility and the Aircraft Loan:

	2025 Credit Facility
	Term Loan	Revolving Line of Credit	Aircraft Loan	Total
2027	7,500	—	997	8,497
2028	10,000	—	577	10,577
2029	10,000	—	5,000	15,000
2030	157,500	120,441	—	277,941
Total	$185,000	$120,441	$6,574	$312,015

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	March 31, 2026	December 31, 2025
Interest rate swap(1)	$281	$—
Foreign currency forward contract(2)	421	—
Total Assets	$702	$—

Business acquisitions contingent consideration, current	$6,942	$14,883
Business acquisitions contingent consideration, long-term	1,858	2,755
Interest rate swap(1)	—	429
Total Liabilities	$8,800	$18,067

_____________________________

(1) Included in prepaid and other current assets and other non-current liabilities in the unaudited condensed consolidated statement of financial position as of March 31, 2026 and audited condensed consolidated statement of financial position as of December 31, 2025, respectively.

(2) Included in prepaid and other current assets in the unaudited condensed consolidated statement of financial position as of March 31, 2026.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Foreign Currency Forward Contract	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option Related to Series A-2 Preferred Stock	Interest Rate Swap	Total Liabilities
Balance as of December 31, 2024	$1,544	$—	$1,544	$26,872	$6,255	$20,224	$—	$53,351
Changes in fair value included in earnings	(908)	—	(908)	(713)	1,141	308	—	736
Payment of contingent consideration payable	—	—	—	(6,855)	—	—	—	(6,855)
Reclass of short term to long term contingent liabilities	—	—	—	(4,252)	4,252	—	—	—
Balance as of March 31, 2025	$636	$—	$636	$15,052	$11,648	$20,532	$—	$47,232
Balance as of December 31, 2025	$—	$—	$—	$14,883	$2,755	$—	$429	$18,067
Changes in fair value included in earnings	281	421	702	59	(897)	—	(429)	(1,267)
Payment of contingent consideration payable	—	—	—	(8,000)	—	—	—	(8,000)
Balance as of March 31, 2026	$281	$421	$702	$6,942	$1,858	$—	$—	$8,800

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2040. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2045 (Note 6 and 12).

Other Commitments—The Company has commitments under the 2025 Credit Facility, its Aircraft Loan, its equipment line of credit and its lease obligations (Note 6 and 12). The Company has entered into a purchase contract to purchase a total of $4.9 million of equipment over the course of 7 years that commenced on July 1, 2024, subject to a minimum spending requirement per year, measured from the commencement date and each anniversary thereof. The minimum spend requirement is $0.4 million and $0.9 million for 2026 and 2027, respectively, with the remainder subject to mutual agreement after 2027. No purchases were made during the three months ended March 31, 2026 and 2025.

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

The Convertible and Redeemable Series A-2 Preferred Stock had a dividend rate of 9.0% per year with required quarterly cash payments. Dividends on the Convertible and Redeemable Series A-2 Preferred Stock accrued through the date of the Company’s initial public offering on July 23, 2020, and were added to the principal balance outstanding as of that date. All dividends on the Convertible and Redeemable Series A-2 Preferred Stock after that date were paid in cash. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $2.8 million during the three months ended March 31, 2025.

The Convertible and Redeemable Series A-2 Preferred Stock contained a conversion option of the preferred shares to shares of common stock beginning in April 2024. The change in net fair value of $0.3 million for the three months ended March 31, 2025 was recorded to other (income) expense.

16. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On May 6, 2025, the Board of Directors approved a stock repurchase program of up to $40.0 million. The repurchase program does not have a set expiration date. During the three months ended March 31, 2026, the Company repurchased 376,313 shares of its common stock for approximately $10.0 million, inclusive of transaction fees. Repurchased shares are accounted for as treasury stock and are presented as a deduction from total equity in the Company's unaudited condensed consolidated statements of convertible and redeemable series A-2 preferred stock and stockholders’ equity. As of March 31, 2026, approximately $30.0 million of the authorized capacity under the repurchase program remained available for future repurchases.

Employee Equity Incentive Plans

The Company has two plans under which stock-based awards have been issued: (i) the Amended & Restated 2017 Stock Incentive Plan (2017 Plan) and (ii) the Amended & Restated 2013 Stock Option Plan (2013 Plan) (collectively the Plans).

The following number of shares were authorized to be issued and available for grant:

	March 31, 2026
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	10,350,585	2,032,719	12,383,304
Shares available for grant(1)	3,191,988	—	3,191,988

	March 31, 2025
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	8,911,649	2,035,219	10,946,868
Shares available for grant(1)	1,837,660	—	1,837,660

(1) In January 2026 and January 2025 the Board of Directors ratified the addition of 1,436,436 and 1,372,373 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan.

17. NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during each period. The Convertible and Redeemable Series A-2 Preferred Stock was considered a participating security during the prior year period. Net losses were not allocated to the Convertible and Redeemable Series A-2 stockholders, as they were not contractually obligated to share in the Company’s losses.

Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the if-converted method. Potentially dilutive shares are comprised of awards of restricted stock (RSAs), restricted stock units (RSUs), and shares of common stock underlying stock options outstanding under the Company's stock incentive plans, as applicable. During the three months ended March 31, 2026 and 2025 there was no difference in the number of shares used to calculate basic and diluted shares outstanding during the applicable period due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2026	2025
Net loss	$(12,690)	$(19,359)
Convertible and Redeemable Series A-2 Preferred Stock dividend	—	(2,750)
Net loss attributable to common stockholders - basic and diluted	(12,690)	(22,109)
Weighted-average shares of common stock outstanding – basic and diluted	36,045	34,502
Net loss per share attributable to common stockholders – basic and diluted	$(0.35)	$(0.64)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and the three months ended March 31, 2025 because their effect would have been anti-dilutive:

	March 31,
	2026(1)	2025(1)
Stock options	2,556,885	3,758,697
Restricted stock	2,698,433	3,400,070
Series A-2 Preferred Stock	—	6,836,990

_____________________________

(1) Includes 1,990,423 and 2,411,688 common stock equivalents that are out of the money as of March 31, 2026 and March 31, 2025, respectively.

18. STOCK-BASED PLANS AND COMPENSATION

There were no stock-based compensation expenses related to the 2013 Plan in the three months ended March 31, 2026 and 2025. Total stock-based compensation expense related to the 2017 Plan was as follows:

	Three Months Ended March 31,
	2026			2025
	Options	RSUs	Total	Options	RSUs	Total
Cost of revenue	$128	$778	$906	$189	$2,081	$2,270
Selling, general and administrative expense	151	8,016	8,167	250	11,203	11,453
Total	$279	$8,794	$9,073	$439	$13,284	$13,723

As of March 31, 2026 and March 31, 2025, there was $54.0 million and $76.7 million, respectively, of total unrecognized stock-based compensation expense related to unvested options and restricted stock under the 2017 Plan. Such unrecognized expense is expected to be recognized over a weighted-average 2.1 year period.

Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units

RSAs and RSUs activity was as follows:

	Three Months Ended March 31,
	2026		2025
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Beginning outstanding shares	2,324,404		2,617,059
Granted	687,076	$26.56	1,268,832	$17.63
Forfeited/ cancelled	(55,981)	$27.40	(19,242)	$38.25
Vested	(257,066)	$29.22	(466,579)	$24.06
Ending outstanding shares	2,698,433		3,400,070

Options

The following summarizes the options activity of the 2017 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2024	2,345,207	$30.62	$16.32	6.0	$776
Forfeited/ cancelled	(19,710)	42.74	—	—	—
Expired	(10,815)	34.53	—	—	—
Outstanding as of March 31, 2025	2,314,682	$30.50	$16.32	5.7	$9
Outstanding as of December 31, 2025	2,193,528	$30.33	16.32	4.9	6,109
Forfeited/ cancelled	(3,520)	38.53	—	—	—
Expired	(23,315)	40.86	—	—	—
Exercised	(32,511)	18.23	—	—	300
Outstanding as of March 31, 2026	2,134,182	$30.38	$16.32	4.7	$4,054
Exercisable as of March 31, 2026	2,016,334	$30.04		4.6	$4,054

Amended & Restated 2013 Stock Option Plan

The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2024	680,889	$6.49	$2.51	1.5	$8,211
Expired	(1,000)	6.03	—	—	—
Exercised	(7,395)	8.23	—	—	5,237
Outstanding as of March 31, 2025	672,494	$6.47	$2.51	1.3	$5,237
Outstanding as of December 31, 2025	567,827	$6.51	2.51	0.5	10,401
Exercised	(296,907)	6.17	—	—	6,213
Outstanding as of March 31, 2026	270,920	$6.89	$2.51	0.3	$4,064
Exercisable as of March 31, 2026	270,920	$6.89		0.3	$4,064

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	March 31,
	2026	2025
2013 Stock Incentive Plan	270,920	672,494
2017 Stock Incentive Plan(1)	8,024,892	7,552,412
	8,295,812	8,224,906

(1) In January 2026 and 2025, the Board of Directors ratified the addition of 1,436,436 and 1,372,373 shares of common stock, respectively, to the number of shares available for issuance under the 2017 Plan pursuant to the annual increase provision of such plan. Unless the Board of Directors determines otherwise, additional annual increases will be effective on each January 1, through January 1, 2027. The 2017 Plan permits the company to settle awards, if and when vested, in cash at its discretion. Pursuant to the terms of the 2017 Plan, the number of shares authorized for issuance thereunder will only be reduced with respect to shares of common stock actually issued upon exercise or settlement of an award. Shares of common stock subject to awards that have been canceled, expired, forfeited or otherwise not issued under an award and shares of common stock subject to awards settled in cash do not count as shares of common stock issued under the 2017 Plan. The Company expects to have sufficient shares available under the 2017 Plan to satisfy the future settlement of outstanding awards.

19. SEGMENT INFORMATION

Historically, the Company had six operating units that aggregate into three reportable segments: Assessment, Permitting and Response, Measurement and Analysis, and Remediation and Reuse. Effective in the first quarter of 2026, the Company realigned its reportable segments to reflect changes in its organizational structure and operating model. As a result of these changes, the Company now manages two reportable segments, namely Consulting and Treatment and Measurement and Analysis. Specifically, the Assessment, Permitting and Response segment and Remediation and Reuse segment were aggregated into the new Consulting and Treatment segment based on their similar characteristics, including similar long-term financial performance, the nature of services provided, internal processes for delivering those services, and types of customers. The Company's Measurement and Analysis and corporate segments were not affected by the realignment.

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

The Company's Chief Executive Officer, who serves as the Chief Operating Decision Maker (CODM), reviews Segment Adjusted EBITDA in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of Company resources depending on the needs of each segment and the availability of resources. Segment Adjusted EBITDA is the calculated Company’s Earnings before Interest, Tax, Depreciation and Amortization (EBITDA), adjusted to exclude certain transactions such as stock-based compensation, acquisition costs, and fair value changes in financial instruments, amongst others. The CODM does not review segment assets as a measure of segment performance. Effective in the first quarter of 2026, the Company updated its reportable segments to reflect changes in its organizational structure and internal reporting described above. Accordingly, the Company’s updated segments represent the components whose operating results are regularly reviewed by the CODM to make decisions about the allocation of resources and to assess performance.

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

The following table presents Segment Revenues, Segment Expenses and Segment Adjusted EBITDA, with prior period information recast to reflect the above change in segment reporting:

	Three Months Ended March 31,
	2026			2025
(in thousands)	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA	Segment Revenues	Segment Expenses	Segment Adjusted EBITDA
Consulting and Treatment	$114,587	$94,454	$20,133	$118,804	$102,305	$16,499
Measurement and Analysis	53,931	43,994	9,937	59,030	45,257	13,773
Total Reportable Segments	$168,518		$30,070	$177,834		$30,272

Presented below is a reconciliation of the Company’s segment measure to loss before expense from income taxes:

	For the Three Months Ended March 31,
	2026	2025
Total Reportable Segments	$30,070	$30,272
Corporate and Other	(12,247)	(11,242)
Interest expense, net	(5,466)	(5,065)
Depreciation and amortization	(12,629)	(13,294)
Stock-based compensation	(9,073)	(13,723)
Acquisition costs(1)	(81)	(711)
Fair value changes in financial instruments(2)	710	(1,216)
Fair value changes in business acquisition contingencies	838	(477)
Non-recurring rebranding expenses	(1,101)	—
Other losses or expenses(3)	(1,408)	(1,032)
Loss before expense from income taxes	$(10,387)	$(16,488)

__________________________

(1) Includes financial and tax diligence, consulting, legal, valuation, accounting, travel and acquisition-related incentives related to the Company's acquisition and integration activity.

(2) The three months ended March 31, 2026 consist primarily of the change in fair value of the interest rate swap instruments. The three months ended March 31, 2025 consist primarily of the change in fair value of the interest rate swap instruments and the embedded derivative attached to the Series A-2 preferred stock.

(3) The three months ended March 31, 2026 consist primarily of IT migration costs. The three months ended March 31, 2025 consist primarily of non-recurring costs incurred to restructure the Company's renewable energy business, third party expenses associated with the independent review and analysis of assertions in a short seller report regarding the Company and costs to centralize certain back-office functions.

The following table presents revenues by geographic location:

	For the Three Months Ended March 31,
	2026	2025
United States	$135,034	$145,936
Canada	25,784	24,649
Other international	7,700	7,249
Total revenue	$168,518	$177,834

The following table presents long-lived assets by geographic location:

	March 31,	December 31,
	2026	2025
United States	$60,943	$58,590
Canada	4,094	4,311
Other international	1,022	952
Total property and equipment—net	$66,059	$63,853

20. RELATED-PARTY TRANSACTIONS

The Company did not have any material related party transactions during the three months ended March 31, 2026 and 2025.

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Company's 401(k) Savings Plan (the 401(k) Savings Plan). As of March 31, 2026, and December 31, 2025, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 5.0% of the participant’s compensation. Employer contributions under the 401(k) Savings Plan were $3.6 million for the three months ended March 31, 2026 and $2.8 million for the three months ended March 31, 2025.

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
•
our ability to promote and develop our new brand;
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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results or outcomes may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026, or the 2025 Form 10-K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three months ended March 31, 2026 and 2025 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2025 Form 10-K.

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

Our Segments

Historically, the Company had three business segments—Assessment, Permitting and Response, Measurement and Analysis and Remediation and Reuse. Effective in the first quarter of 2026, we realigned two of our reportable segments to reflect updates made to our organizational structure and operating model. As a result of these changes, we aggregated the Assessment, Permitting and Response and Remediation and Reuse segments into a newly created Consulting and Treatment segment. The Company's Measurement and Analysis and corporate segments were not affected by the realignment.

We have conformed our presentation for all prior periods presented to reflect its revised segment reporting. See Notes 1 and 19 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 “Financial Statements.”

Consulting and Treatment

The Consulting and Treatment segment provides environmental consulting, engineering, and implementation services to support clients in managing environmental objectives and regulatory requirements.

Measurement and Analysis

The Measurement and Analysis segment provides environmental testing and laboratory services, including the analysis of air, water, and soil.

These segments collectively support clients across the lifecycle of their operations, from assessment and compliance to monitoring and remediation. These operating segments have been structured to align with how we view and manage the business with the full lifecycle of our clients’ targeted environmental objectives in mind. Within each segment, we cover service offerings within similar regulatory frameworks, internal operating structures and client types. Corporate activities not directly related to segment performance, including general corporate expenses, interest and taxes, are reported separately.

Key Factors that Affect Our Business and Our Results

Our operating results and financial performance are influenced by a variety of internal and external trends and other factors. Some of the more important factors are discussed briefly below.

Acquisitions

Although we did not consummate any acquisitions in the three months ended March 31, 2026, or the year ended 2025, we have been, and expect to continue to be, an acquisitive company. Acquisitions expanded our environmental service capabilities across our segments, our access to technology, as well as our geographic reach in the United States, Canada, and Australia.

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn-outs could be significant. The amount of each for the three months ended March 31, 2026 and 2025, was:

	Three Months Ended March 31,
(in thousands)	2026	2025
Amortization expense	$6,674	$8,390
Acquisition-related costs	81	711
Fair value changes in business acquisition contingencies	(838)	477

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

During the three months ended March 31, 2026, we made a contingent consideration cash payment of $8.0 million for Origins Laboratory, Inc. During the three months ended March 31, 2025, we made contingent consideration payments of $6.6 million in the Company's common stock, of which $4.8 million related to deferred consideration payments for the acquisition of Epic Environmental Pty Ltd (Epic), and $1.8 million related to earn-out payments for SensibleIoT, LLC.

In connection with certain of our acquisitions, we may make up to $9.6 million in aggregate earn-out payments between the years 2026 and 2027, of which up to $5.1 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $1.7 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

Our revenues and certain expenses, including selling, general and administrative expense, vary from period to period due primarily to changes in organic growth, the incremental contribution from recent acquisitions and strategic decisions we may make from time to time. When we refer to changes driven by organic growth, we are referring to the contribution from businesses that have been part of Onterris for more than 12 months, with certain limited exclusions as discussed in greater detail above. In a given reporting period, when we refer to revenue changes driven by acquisitions, we are referring to the revenue contribution from any acquisition from its closing date through the first 12 months of that acquisition, at which point any subsequent revenue contribution therefrom would be organic.

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

Total debt, net of deferred debt issuance costs, at March 31, 2026 was $321.4 million, which was an increase of $33.1 million compared to December 31, 2025. The increase was primarily driven by an increase of $35.8 million outstanding under our revolving line of credit.

Interest expense, net was $5.5 million in the three months ended March 31, 2026 and $5.1 million in the three months ended March 31, 2025. We expect interest expense to remain a significant cost as we continue to leverage our 2025 Credit Facility to support our operations and future acquisitions. Our 2025 Credit Facility funded a portion of the redemption of the Series A-2 Preferred Stock in April and July 2025.

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

Earnings Volatility

In addition to the impact of seasonality on earnings, our environmental emergency response business exposes us to potentially significant revenue and earnings fluctuations tied to large environmental emergency response projects following an incident or natural disaster or more broad scale events. Total revenue from emergency response related services was $8.1 million and $13.9 million for the three months ended March 31, 2026 and 2025, respectively. Demand for environmental emergency response services remains difficult to predict and as a result, we may have experienced revenues and earnings in prior years that are not indicative of future results, making those periods particularly difficult comparisons for future periods. Earnings volatility is also driven by the timing of large projects, particularly in our Consulting and Treatment segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on annual results.

Results of Operations

The Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenues	$168,518	$177,834
Cost of revenues (exclusive of depreciation and amortization)	101,468	108,406
Selling, general and administrative expense	61,322	66,232
Fair value changes in business acquisition contingencies	(838)	477
Depreciation and amortization	12,629	13,294
Loss from operations	(6,063)	(10,575)
Other income (expense), net	1,142	(848)
Interest expense, net	(5,466)	(5,065)
Loss before income taxes	(10,387)	(16,488)
Income tax expense	2,303	2,871
Net loss	$(12,690)	$(19,359)
Series A-2 dividend payment	—	(2,750)
Net loss attributable to common stockholders	$(12,690)	$(22,109)

Weighted average common shares outstanding
Basic	36,045	34,502
Diluted	36,045	34,502

Net loss per share attributable to common stockholders
Basic	$(0.35)	$(0.64)
Diluted	$(0.35)	$(0.64)

Revenues

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Revenues	$168,518	$177,834	$(9,316)	(5.2%)

Revenue for the three months ended March 31, 2026 decreased $9.3 million or 5.2% as compared to the three months ended March 31, 2025. The decrease was primarily driven by a decrease in environmental emergency response revenues of $5.8 million and a contraction of organic growth of $2.6 million as a result of lower revenues in the Measurement and Analysis segment, partially offset by organic growth in the Consulting and Treatment segment, and a $1.0 million decrease in revenues from exited European operations, which were exited in the fourth quarter of 2025. Environmental emergency response revenues were $8.1 million in the three months ended March 31, 2026, compared to $13.9 million in the three months ended March 31, 2025.

See “—Segment Results of Operations” below for revenue by segment analysis.

Cost of Revenues

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Cost of revenues (exclusive of depreciation and amortization)	$101,468	$108,406	$(6,938)	(6.4%)
Cost of revenue as a % of revenue	60.2%	61.0%

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment purchases, and rental and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

Cost of revenues for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 decreased by $6.9 million or 6.4% driven primarily by the decrease in revenues. Cost of revenues as a percentage of revenue for the three months ended March 31, 2026 was 60.2%, compared to 61.0% for the three months ended March 31, 2025. This improvement was driven primarily by costs incurred in the prior year period as part of the wind-down of our renewables business.

Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Selling, general and administrative expense	$61,322	$66,232	$(4,910)	(7.4%)

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

Selling, general and administrative expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 decreased $4.9 million or 7.4% primarily due to a decrease of $3.3 million in stock-based compensation expense, $2.7 million in lower labor costs, which included a decrease in bonus accrual, and a $1.0 million year-over-year change in bad debt expense due to improved collections of aged accounts receivables, partially offset by higher IT expenses. Selling, general and administrative expense as a percentage of revenues decreased to 36.4% from 37.2% in the comparable period.

See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

Depreciation and Amortization

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Depreciation and amortization	$12,629	$13,294	$(665)	(5.0%)

Depreciation and Amortization for the three months ended March 31, 2026 remained relatively consistent with the three months ended March 31, 2025 primarily due to the absence of significant changes in the underlying property and equipment and intangible asset base.

See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income (Expense), Net

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Other income (expense), net	$1,142	$(848)	$1,990	(235%)

Other income (expense), net for the three months ended March 31, 2026 was comprised of fair value gains of $0.7 million on our interest rate swaps and $0.4 million on our foreign currency forward contracts. Other income (expense), net for the three months ended March 31, 2025 was comprised of losses of $0.9 million related to a fair value adjustment on our interest rate swaps and a $0.3 million charge related to a fair value adjustment on the Series A-2 Preferred Stock conversion option, partially offset by $0.4 million of other income.

See Notes 13 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Interest expense, net	$(5,466)	$(5,065)	$(401)	7.9%

Interest expense, net for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 primarily due to higher debt balances during the quarter, partially offset by lower interest rates.

Weighted average interest rates, after giving effect to the impact of the interest rate swaps, as of March 31, 2026 and March 31, 2025 were 5.6% and 5.5%, respectively. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Income tax expense	$2,303	$2,871	$(568)	(19.8%)

The income tax expense for the three months ended March 31, 2026 decreased compared to the three months ended March 31, 2025 primarily due to the One Big Beautiful Bill Act, which was signed into law in July 2025 and includes several significant favorable U.S. tax deductions for the Company.

Segment Results of Operations

The Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The information below presents segment results in line with the new reporting segment structure effective in the first quarter of 2026. Prior year information has been recast to reflect the change in reporting segment structure.

	Three Months Ended March 31,
	2026			2025
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Consulting and Treatment	$114,587	$20,133	17.6%	$118,804	$16,499	13.9%
Measurement and Analysis	53,931	9,937	18.4	59,030	13,773	23.3
Total Reportable Segments	$168,518	$30,070	17.8%	$177,834	$30,272	17.0%
Corporate and Other		$(12,247)	(7.3)%		$(11,242)	(6.3)%

(1)
For purposes of evaluating segment profit, the Company’s Chief Operating Decision Maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”
(2)
Represents Segment Adjusted EBITDA as a percentage of segment revenues.

Revenues

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	%
Consulting and Treatment	$114,587	$118,804	$(4,217)	(3.5)%
Measurement and Analysis	53,931	59,030	(5,099)	(8.6)
Total Reportable Segments	$168,518	$177,834	$(9,316)	(5.2)%

Consulting and Treatment segment revenues for the three months ended March 31, 2026 decreased compared to the three months ended March 31, 2025 primarily as a result of a decrease in revenues from environmental emergency responses of $5.8 million and a $1.0 million decrease in revenues from exited European operations, which were exited in the fourth quarter of 2025, partially offset by organic growth of $2.5 million. Organic growth was primarily driven by growth within our non-response consulting services in the United States, Canada and Australia.

Measurement and Analysis segment revenues for the three months ended March 31, 2026 decreased compared to the three months ended March 31, 2025 primarily due to the impact of severe weather conditions in January and February 2026 in the United States, which limited the ability for field teams in certain regions to get on site and disrupted sample deliveries to our labs.

Segment Adjusted EBITDA

	Three Months Ended March 31,		Change
(in thousands, except %)	2026	2025	$	Margin %
Consulting and Treatment	$20,133	$16,499	$3,634	3.7%
Measurement and Analysis	9,937	13,773	(3,836)	(4.9)
Total Reportable Segments	$30,070	$30,272	$(202)	0.8%
Corporate and Other	$(12,247)	$(11,242)	$(1,005)

Consulting and Treatment Segment Adjusted EBITDA for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 primarily as a result of favorable project mix, improved operational cost management in the current year, and losses in the prior year period related to our renewables business, that did not recur in the current year period, partially offset by lower revenues. Segment Adjusted EBITDA margin increased to 17.6% for the three months ended March 31, 2026 from 13.9% in the prior year period due to project mix and improved operational efficiency in the current year, and losses in the prior year period related to our renewables business.

Measurement and Analysis Segment Adjusted EBITDA for the three months ended March 31, 2026 decreased compared to the three months ended March 31, 2025 as a result of lower revenues primarily due to severe weather-related disruptions and project mix. Segment Adjusted EBITDA margin for the three months ended March 31, 2026 decreased to 18.4% for the three months ended March 31, 2026 from 23.3% in the prior year period, driven by project mix and temporarily lower operating leverage resulting from lower revenues in the current year.

Corporate and other costs for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 increased primarily due to investments in IT infrastructure, software and marketing.

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

Our principal sources of liquidity have been cash generated by operating activities, borrowings under our senior secured credit facilities, other borrowing arrangements, and proceeds from the issuance of common stock. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and to make capital expenditures. Historically, our cash needs also included the payment of dividends on our Series A-2 preferred stock. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. We may make up to $9.6 million in aggregate earn-out payments between the years 2026 and 2027 in connection with certain of our acquisitions of which up to $5.1 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $1.7 million may be paid in cash or, at our option, in common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.” As of March 31, 2026, we had $178.4 million available under the 2025 Credit Facility (after giving effect to any outstanding letters of credit, and subject to borrowing base limitations), and $10.0 million of cash on hand. In April and July 2025, we redeemed the remaining $122.2 million in aggregate stated value of the outstanding Series A-2 preferred stock using cash and borrowings under our revolving line of credit.

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our 2025 Credit Facility. We believe these sources will be sufficient to fund our cash needs in the short-term and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(11,637)	$5,504
Investing activities	(5,525)	(3,705)
Financing activities	15,942	15,962
Change in cash, cash equivalents and restricted cash	$(1,220)	$17,761

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the three months ended March 31, 2026, net cash used in operating activities was $11.6 million compared to net cash provided by operating activities of $5.5 million for the three months ended March 31, 2025. The period-over-period decrease of $17.1 million was primarily due to an increase in working capital of $16.3 million.

Working capital (which excludes contingent consideration payments and changes in right-of-use assets) increased by $16.3 million in the three months ended March 31, 2026, primarily due to higher payments of accrued annual bonus in the current year period versus the prior year period of $16.0 million as a result of outperformance in 2025, and a $15.7 million decrease in accounts payable and other accrued liabilities due to the timing of payments, partially offset by a decrease in accounts receivable of $32.5 million due to a decrease in revenue and improved collections.

Working capital increased by $9.4 million in the three months ended March 31, 2025, primarily due to a decrease in accrued payroll and other benefits of $8.6 million, primarily due to the payment of annual bonuses, and a seasonal decrease in accounts payable and other accrued liabilities of $5.5 million. This increase was partially offset by a decrease in accounts receivable of $10.4 million, driven by seasonally lower quarterly revenues, as well as $5.5 million higher prepaids primarily due to the timing of insurance payments.

Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $5.5 million, primarily driven by cash paid for the purchases of property and equipment of $5.7 million.

For the three months ended March 31, 2025, net cash used in investing activities was $3.7 million, driven by cash paid for property and equipment and proprietary software development costs.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $15.9 million. Cash provided by financing activities was driven by borrowing under our 2025 Credit Facility of $140.4 million, partially offset by repayments of borrowings of $107.1 million, repurchases of common stock of $10.0 million, and a payment for contingent consideration of $8.0 million.

For the three months ended March 31, 2025, net cash provided by financing activities was $16.0 million. Cash provided by financing activities was driven by borrowing under our 2025 Credit Facility of $306.9 million, partially offset by repayments of borrowings of $286.7 million, a portion of which related to the refinancing of our prior credit facility, dividends on the Series A-2 Preferred Stock of $2.8 million and payment of financing cost of $2.2 million.

Credit Facilities

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” for details on the 2025 Credit Facility.

Series A-2 Preferred Stock

In April and July 2025, we redeemed the remaining $122.2 million aggregate stated value of the outstanding Series A-2 preferred stock.

See Note 15 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” for details on the Series A-2 Preferred Stock.

Stock Repurchase Program

On May 6, 2025, the Board of Directors approved a stock repurchase program of up to $40.0 million. The repurchase program does not have a set expiration date. During the three months ended March 31, 2026 the Company repurchased 376,313 shares of its common stock for approximately $10.0 million. As of March 31, 2026, approximately $30.0 million of the authorized capacity under the repurchase program remains available for future repurchases.

See Note 16 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements” for details on the stock repurchase program.

Critical Accounting Policies and Estimates

Our 2025 Form 10-K includes a summary of the critical accounting policies and estimates we believe are the most important to aid in understanding our financial results. There have been no material changes to those critical accounting policies and estimates as disclosed therein, other than as described in Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of March 31, 2026, which factors in our interest rate swaps on $200.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolving line of credit would impact our annual loss before income taxes by approximately $1.2 million.

Inflation Risk

In the three months ended March 31, 2026, and year ended December 31, 2025, we experienced, and continue to experience, modestly higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and as a result, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Exchange Risk

Foreign exchange risk exposure arises because we sell our services in Canada and Australia. Our exposure to this risk increased significantly due to our acquisitions of Paragon and Matrix in Canada and EPIC in Australia. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. As such, our future operating results are exposed to changes in exchange rates. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection. A 1.0% increase or decrease in the U.S. dollar exchange rate would impact revenues by approximately $1.7 million and would have a negligible impact on annual net loss.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our risk factors from the risk factors disclosed in our 2025 Form 10-K. The risks described in our 2025 Form 10-K, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not be successful in promoting and further developing our new brand, which could adversely affect our business.

We have a limited operating history as a company and have recently changed the Company's name and rebranded all of our businesses under one new brand – Onterris. As a result, the Onterris brand is not fully established. Our industry is highly fragmented and we believe that our future success depends in part on our ability integrate our legacy brands and diverse range of environmental services that we provide under the Onterris brand. Developing awareness and strengthening our brand has required and will continue to require significant time, expense and the attention of management, and any success will depend largely on our marketing efforts and ability to provide our clients with high-quality services. We may lose customers if they do not respond favorably to the new brand or fail to recognize the new brand as a continuation of our prior business. Similarly, the rebranding may also affect our ability to recruit qualified personnel who may not be familiar with the Onterris name. We are also investing more in brand development and brand consolidation and there can be no assurances that this investment will generate additional revenues or business. If we fail to successfully maintain and continue to grow our brand through promotion and other efforts, incur excessive unanticipated expenses in attempting to promote and maintain our brands, or lose clients as a result, our business, financial condition and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity during the three months ended March 31, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
January 1, 2026 - January 31, 2026	—	$—	—	$40,000
February 1, 2026 - February 28, 2026	—	$—	—	$40,000
March 1, 2026 - March 31, 2026	376,313	$26.57	376,313	$30,001
Total	376,313		376,313

(1) On May 7, 2025, the Company announced a stock repurchase program of up to $40.0 million. The repurchase program does not have a set expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Montrose Environmental Group, Inc., filed April 17, 2026.(a)

3.2	Amended and Restated Bylaws of Onterris, Inc.(a)

10.1*	Onterris, Inc. Amended and Restated 2017 Stock Incentive Plan.

21.1*^	Subsidiaries of the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

** Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

^ Exhibit is being refiled to reflect the Company's current subsidiaries and to update the names of certain subsidiaries that were renamed in connection with the Company’s name change to Onterris, Inc.

(a) Previously filed on April 21, 2026 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onterris, Inc.

Date: May 7, 2026	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer