Form 10-Q
period 2026-06-30
Onterris, Inc.
filed 2026-08-06
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 35,117,424 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONTERRIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash, cash equivalents and restricted cash	$12,724	$11,223
Accounts receivable, net	133,155	155,380
Contract assets	66,293	58,831
Prepaid and other current assets	26,119	14,959
Total current assets	238,291	240,393
Non-current assets
Property and equipment, net	66,257	63,853
Operating lease right-of-use asset, net	37,376	36,560
Finance lease right-of-use asset, net	36,630	37,595
Goodwill	465,778	466,786
Other intangible assets, net	113,607	126,383
Other assets	9,299	9,726
Total assets	$967,238	$981,296
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$53,505	$71,778
Accrued payroll and benefits	30,550	52,773
Business acquisitions contingent consideration, current	6,182	14,883
Current portion of operating lease liabilities	11,113	10,735
Current portion of finance lease liabilities	6,700	6,602
Current portion of long-term debt	11,273	11,230
Total current liabilities	119,323	168,001
Non-current liabilities
Business acquisitions contingent consideration, long-term	—	2,755
Other non-current liabilities	6,186	7,088
Deferred tax liabilities, net	21,847	21,817
Operating lease liability, net of current portion	28,657	28,215
Finance lease liability, net of current portion	23,112	25,180
Long-term debt, net of deferred financing fees	337,774	277,065
Total liabilities	$536,899	$530,121
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at June 30, 2026 and December 31, 2025; issued shares: 36,737,899 and 35,929,665 at June 30, 2026 and December 31, 2025, respectively; outstanding shares: 35,110,136 and 35,929,665 at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in-capital	750,296	727,927
Accumulated deficit	(284,837)	(273,513)
Accumulated other comprehensive loss	(5,133)	(3,239)
Treasury stock, at cost; 1,627,763 and 0 shares at June 30, 2026 and December 31, 2025, respectively	(29,987)	—
Total stockholders’ equity	430,339	451,175
Total liabilities and Stockholders’ Equity	$967,238	$981,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONTERRIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$186,661	$234,543	$355,179	$412,377
Cost of revenues (exclusive of depreciation and amortization shown below)	104,401	132,802	205,869	241,208
Selling, general and administrative expense	62,961	73,683	124,283	139,915
Fair value changes in business acquisition contingencies	141	354	(697)	831
Depreciation and amortization	12,704	12,763	25,333	26,057
Income from operations	6,454	14,941	391	4,366
Other income, net	729	9,171	1,871	8,323
Interest expense, net	(5,471)	(4,768)	(10,937)	(9,833)
Total other income (expense), net	(4,742)	4,403	(9,066)	(1,510)
Income (loss) before expense from income taxes	1,712	19,344	(8,675)	2,856
Income tax expense	346	988	2,649	3,859
Net income (loss)	$1,366	$18,356	$(11,324)	$(1,003)

Equity adjustment from foreign currency translation	(2,001)	(1,258)	(1,894)	(1,611)
Comprehensive income (loss)	(635)	17,098	(13,218)	(2,614)

Weighted average common shares outstanding
Basic	35,806	35,206	35,926	34,855
Diluted	38,714	43,455	35,926	34,855
Net income (loss) per share attributable to common stockholders
Basic	$0.04	$0.48	$(0.32)	$(0.15)
Diluted	$0.04	$0.42	$(0.32)	$(0.15)
Net income (loss) attributable to common stockholders
Net income (loss)	$1,366	$18,356	$(11,324)	$(1,003)
Convertible and redeemable series A-2 preferred stock dividend	—	(1,400)	—	(4,150)
Net income (loss) attributable to common stockholders	$1,366	$16,956	$(11,324)	$(5,153)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONTERRIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

									Accumulated
	Convertible and Redeemable						Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	11,667	92,928	34,309,778	—	—	—	721,067	(272,670)	(2,133)	446,264
Net loss	—	—	—	—	—	—	—	(19,359)	—	(19,359)
Stock-based compensation	—	—	—	—	—	—	13,723	—	—	13,723
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	—	—	(2,750)	—	—	(2,750)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	473,974	—	—	—	61	—	—	61
Acquisitions contingent consideration paid in common stock	—	—	323,834	—	—	—	6,558	—	—	6,558
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(353)	(353)
Balance at March 31, 2025	11,667	$92,928	35,107,586	$—	—	$—	$738,659	$(292,029)	$(2,486)	$444,144
Net income	—	—	—	—	—	—	—	18,356	—	18,356
Stock-based compensation	—	—	—	—	—	—	10,834	—	—	10,834
Redemption of Series A-2 preferred stock	(5,833)	(60,000)	—	—	—	—	—	—	—	—
Adjustment of preferred stock issuance costs	—	864	—	—	—	—	(864)	—	—	(864)
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	—	—	(1,400)	—	—	(1,400)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	132,586	—	—	—	16	—	—	16
Acquisitions contingent consideration paid in common stock	—	—	32,064	—	—	—	440	—	—	440
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(1,258)	(1,258)
Balance at June 30, 2025	5,834	$33,792	35,272,236	$—	—	$—	$747,685	$(273,673)	$(3,744)	$470,268
Balance at December 31, 2025	—	—	35,929,665	—	—	—	727,927	(273,513)	(3,239)	451,175
Net loss	—	—	—	—	—	—	—	(12,690)	—	(12,690)
Stock-based compensation	—	—	—	—	—	—	9,073	—	—	9,073
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	586,484	—	—	—	2,425	—	—	2,425
Common stock repurchased under stock repurchase program	—	—	—	—	(376,313)	(9,999)	—	—	—	(9,999)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	107	107
Balance at March 31, 2026	—	$—	36,516,149	$—	(376,313)	$(9,999)	$739,425	$(286,203)	$(3,132)	$440,091
Net income	—	—	—	—	—	—	—	1,366	—	1,366
Stock-based compensation	—	—	—	—	—	—	9,618	—	—	9,618
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	221,750	—	—	—	1,253	—	—	1,253
Common stock repurchased under stock repurchase program	—	—	—	—	(1,251,450)	(19,988)	—	—	—	(19,988)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(2,001)	(2,001)
Balance at June 30, 2026	—	$—	36,737,899	$—	(1,627,763)	$(29,987)	$750,296	$(284,837)	$(5,133)	$430,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONTERRIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(11,324)	$(1,003)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision (recovery) for credit loss	(1,419)	5,482
Depreciation and amortization	25,333	26,057
Non-cash leases expense	5,733	6,119
Stock-based compensation expense	18,691	24,557
Fair value changes in financial instruments	(1,758)	(8,040)
Write off of deferred financing costs	—	913
Deferred income taxes	3,916	3,557
Other operating activities, net	(1,320)	1,671
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	15,031	(27,379)
Prepaid expenses and other current assets	(13,492)	(1,124)
Accounts payable and other accrued liabilities	(17,358)	(793)
Accrued payroll and benefits	(22,223)	3,057
Change in operating leases	(5,614)	(5,676)
Other assets	323	—
Net cash (used in) provided by operating activities	$(5,481)	$27,398
Investing activities:
Purchases of property and equipment	(11,324)	(5,117)
Proceeds from the sale of property and equipment	181	39
Proprietary software development and other software costs	—	(2,804)
Purchase price true ups	—	(50)
Proceeds from other activities	19	—
Net cash used in investing activities	$(11,124)	$(7,932)
Financing activities:
Proceeds from revolving line of credit	258,405	216,025
Repayment of the revolving line of credit	(191,192)	(174,671)
Repayment of aircraft loan	(604)	(564)
Proceeds from term loan	—	200,000
Repayment of term loan	(5,000)	(189,219)
Payment of contingent consideration and other purchase price true ups	(10,758)	(4,400)
Repayment of finance leases	(6,276)	(6,070)
Payments of deferred financing costs	—	(2,189)
Proceeds from issuance of common stock for exercised stock options	3,678	77
Proceeds from building sale leaseback	—	2,500
Dividend payment to the series A-2 stockholders	—	(2,750)
Redemption of series A-2 preferred stock	—	(60,000)
Repurchases of common stock	(29,987)	—
Net cash (used in) provided by financing activities	$18,266	$(21,261)
Change in cash, cash equivalents and restricted cash	1,661	(1,795)
Foreign exchange impact on cash balance	(160)	(656)
Cash, cash equivalents and restricted cash:
Beginning of year	11,223	12,935
End of period	$12,724	$10,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flows information:
Cash paid for interest	$9,637	$8,504
Cash paid for income taxes, net	$6,350	$3,019
Supplemental disclosures of non-cash investing and financing activities:
Accrued purchases of property and equipment	$229	$152
Property and equipment purchased under finance leases	$3,261	$5,145
Acquisitions unpaid contingent consideration	$6,182	$24,630
Acquisitions contingent consideration paid in common stock	$—	$6,998
Accrued series A-2 preferred stock dividend	$—	$1,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONTERRIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Onterris, Inc. (“Onterris” or the “Company”), formerly known as Montrose Environmental Group, Inc., is a corporation formed in November 2013, under the laws of the State of Delaware. The Company changed its name to Onterris on April 17, 2026. The Company has approximately 120 offices across the United States, Canada, and Australia and approximately 3,500 employees as of June 30, 2026.

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

2. SUMMARY OF NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2024-03 —In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). ASU 2024-03 is effective for the Company's fiscal year beginning January 1, 2027, and interim periods within fiscal years beginning after December 15, 2027, and allows the use of a prospective or retrospective approach. The Company plans to adopt the standard on January 1, 2027, and is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

ASU 2026-02 —In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (ASU 2026-02), which establishes comprehensive recognition, measurement, presentation, and disclosure guidance for environmental credits and related environmental credit obligations arising from regulatory compliance programs. ASU 2026-02 is effective for the Company's fiscal year beginning January 1, 2028, and interim periods within fiscal years beginning after December 15, 2027, and requires the use of a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

The following table presents the Company’s contract balances:

	June 30,	December 31,
	2026	2025
Contract assets	$66,293	$58,831
Contract liabilities	10,640	14,996

Revenue recognized during the three and six months ended June 30, 2026, included in the contract liabilities balance at the beginning of the year was $3.5 million and $9.2 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on cost to cost contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of June 30, 2026 and December 31, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $49.9 million and $68.4 million, respectively. As of June 30, 2026, the Company expected to recognize approximately $43.2 million of this amount as revenue within one year and $6.7 million the year after.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	June 30, 2026	December 31, 2025
Accounts receivable, invoiced	$140,702	$163,694
Allowance for credit losses	(7,547)	(8,314)
Accounts receivable, net	$133,155	$155,380

The Company had no customers that exceeded 10.0% of its gross receivables as of June 30, 2026 and one as of December 31, 2025. For the three and six months ended June 30, 2026, the Company had no customers that accounted for more than 10.0% of revenue. For the three and six months ended June 30, 2025 the Company had one customer who accounted for more than 10.0% of revenue.

The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balance from its largest customer does not represent a significant credit risk.

From time to time, the Company may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount at a rate that approximates the interest rate on the Company's senior secured credit facility. The Company has no retained interests in the sold receivables and only performs collection and administrative functions for the purchaser. The Company accounts for these receivable transfers as sales under Accounting Standards Codification (ASC) 860, Transfers and Servicing. Receivables sold during the three and six months ended June 30, 2026 was $12.2 million. Receivables sold during the three and six months ended June 30, 2025 was $13.4 million. Proceeds from the sale of receivables approximated their book value and are included in operating cash flows on the Consolidated Statements of Cash Flows.

The allowance for credit losses consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)	Charged to Allowance	Ending Balance
Six months ended June 30, 2026	$8,314	$(1,419)	$652	$7,547
Year ended December 31, 2025	2,093	6,713	(492)	8,314

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Deposits	$970	$967
Prepaid expenses	22,488	11,367
Supplies	2,661	2,625
Prepaid and other current assets	$26,119	$14,959

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	June 30, 2026	December 31, 2025
Lab and test equipment	$25,357	$24,604
Vehicles	6,681	6,696
Equipment	74,187	70,702
Furniture and fixtures	5,328	5,322
Leasehold improvements	19,261	15,335
Aircraft	12,386	12,386
Building	5,764	5,764
	148,964	140,809
Land	1,089	1,089
Construction in progress	2,738	1,930
Less: Accumulated depreciation	(86,534)	(79,975)
Total property and equipment—net	$66,257	$63,853

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $3.4 million and $6.8 million for the three and six months ended June 30, 2026, respectively, and $3.2 million and $6.4 million for the three and six months ended June 30, 2025, respectively.

6. LEASES

Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company has finance leases for its vehicle, equipment, and real estate space leases and operating leases for its real estate space and office equipment leases. The Company’s operating and finance leases generally have original lease terms between 1 year and 15 years, and in some instances include one or more options to renew. The Company includes options to extend the lease term in the initial measurement of leases if the options are reasonably certain of being exercised. The Company currently considers some of its renewal options to be reasonably certain to be exercised. Some leases also include early termination options, which can be exercised under specific conditions. The Company does not have material residual value guarantees or restrictive covenants associated with its leases.

Finance and operating lease right-of-use (ROU) assets represent the right to use an underlying asset for the lease term, and finance and operating lease liabilities represent the obligation to make lease payments arising from the lease.

The Company calculates the present value of its finance and operating lease payments using the rate implicit in the lease when that rate is readily determinable. Because the information necessary to determine the implicit rate is generally not available to the Company, the Company typically uses an estimated incremental borrowing rate (IBR), which requires judgment.

For real estate operating leases, the Company estimates the IBR based on prevailing market rates for collateralized debt in a similar economic environment, with similar payment terms and maturities commensurate with the applicable lease. For all other leases, the Company estimates the IBR using the interest rate stated in the underlying contract when management determines that rate reasonably approximates the Company's IBR.

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

Equipment Line of Credit—The Company has an equipment line of credit, dedicated to funding eligible equipment purchases and related freight, installation costs and taxes paid. As of June 30, 2026, the outstanding balance was $15.3 million on this credit line. The interest rate applicable to each lease financed under the facility is fixed at inception based on the SOFR swap rate on, or nearest to, the closing date. Equipment financed through the facility that meets the finance lease classification criteria under ASC 842 is recognized as finance lease ROU assets and corresponding finance lease liabilities.

The components of lease expense were as follows:

		For the Three Months Ended June 30,
Description	Statement of Operations Location	2026	2025
Operating lease cost
Lease cost	Selling, general and administrative expense	$3,185	$3,098
Variable lease cost	Selling, general and administrative expense	957	791
Total operating lease cost		$4,142	$3,889

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$2,656	$2,208
Interest on lease liabilities	Interest expense, net	492	318
Total finance lease cost		$3,148	$2,526
Total lease cost		$7,290	$6,415

		For the Six Months Ended June 30,
Description	Statement of Operations Location	2026	2025
Operating lease cost
Lease cost	Selling, general and administrative expense	$6,333	$6,235
Variable lease cost	Selling, general and administrative expense	1,756	1,590
Total operating lease cost		$8,089	$7,825

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$5,236	$3,959
Interest on lease liabilities	Interest expense, net	1,075	577
Total finance lease cost		$6,311	$4,536
Total lease cost		$14,400	$12,361

Supplemental cash flows information related to leases was as follows:

	For the Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$6,566	$7,019
Operating cash flows used for interest related to finance leases	1,073	498
Financing cash flows used in finance leases	3,323	2,751

Lease liabilities arising from new ROU assets:
Operating leases	7,053	3,659
Finance leases	2,195	4,647

Weighted average remaining lease terms and weighted average discount rates were:

	June 30, 2026
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.7	9.3
Weighted average discount rate	5.2%	6.7%

	June 30, 2025
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.3	3.6
Weighted average discount rate	4.9%	6.6%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2026	$6,617	$4,414
2027	11,555	7,615
2028	9,403	5,887
2029	7,316	4,232
2030	3,883	2,368
2031 and thereafter	6,555	17,744
Total undiscounted future minimum lease payments	$45,329	$42,260
Less imputed interest	(5,559)	(12,448)
Total discounted future minimum lease payments	$39,770	$29,812

7. BUSINESS ACQUISITIONS

During the six months ended June 30, 2026 and 2025, the Company did not complete any business acquisitions; however, strategic acquisitions remain a core part of the Company's growth strategy.

The Company may be required to make up to $7.0 million in aggregate earn-out payments between the years 2026 and 2027 in connection with certain of its business acquisitions, of which up to $3.8 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $0.4 million may be paid, at the Company’s option, in cash or common stock.

Transaction costs related to previous business combinations totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $1.0 million for the three and six months ended June 30, 2025, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

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

	Consulting and Treatment	Measurement and Analysis	Total
Balance as of December 31, 2025	$347,706	$119,080	$466,786
Foreign currency translation adjustments	(508)	(500)	(1,008)
Balance as of June 30, 2026	$347,198	$118,580	$465,778

Amounts related to finite-lived intangible assets are as follows:

June 30, 2026	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$264,071	$170,165	$93,906
Covenants not to compete	41,370	37,334	4,036
Trade names	25,938	25,839	99
Proprietary software	32,594	27,086	5,508
Patent	17,479	7,421	10,058
Total other intangible assets, net	$381,452	$267,845	$113,607

December 31, 2025	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$264,564	$160,459	$104,105
Covenants not to compete	41,418	36,293	5,125
Trade names	25,917	25,441	476
Proprietary software	31,982	25,912	6,070
Patent	17,479	6,872	10,607
Total other intangible assets, net	$381,360	$254,977	$126,383

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $6.7 million and $13.3 million for the three and six months ended June 30, 2026, respectively, and $7.3 million and $15.7 million for the three and six months ended June 30, 2025, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2026 (remaining)	$12,539
2027	24,687
2028	18,993
2029	12,582
2030	9,006
Thereafter	35,800
Total	$113,607

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$21,204	$34,806
Accrued expenses	17,324	18,373
Contract liabilities	10,640	14,996
Other current liabilities	4,337	3,603
Total accounts payable and other accrued liabilities	$53,505	$71,778

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	June 30, 2026	December 31, 2025
Accrued payroll	$13,303	$13,501
Accrued bonuses	9,825	28,568
Accrued paid time off	3,771	3,603
Accrued medical	1,347	2,305
Accrued other	2,304	4,796
Total accrued payroll and benefits	$30,550	$52,773

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (ASC 270), and ASC 740, Income Taxes. The Company’s effective tax rate (ETR) from continuing operations was 20.2% and (30.5)% for the three and six months ended June 30, 2026, respectively, and 5.1% and 135.1% for the three and six months ended June 30, 2025, respectively. Income tax expense recorded by the Company during the three and six months ended June 30, 2026 was $0.3 million and $2.6 million, respectively. Income tax expense recorded by the Company during the three and six months ended June 30, 2025 was $1.0 million and $3.9 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to the impact of tax-deductible goodwill, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not that some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of June 30, 2026, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained with respect to such jurisdictions.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. As of June 30, 2026, the Company had uncertain tax positions of $0.6 million. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

The One Big Beautiful Bill Act (OBBB Act) was enacted on July 4, 2025, in the United States. The OBBB Act includes several significant provisions, including re-establishing a 100% bonus depreciation deduction, re-establishing rules in calculating business interest expense limitations pursuant to Internal Revenue Code §163(j), changing the calculation of international tax inclusions, and removing the capitalization requirements for domestic research or experimental (R&E) expenditures paid or incurred in tax years beginning after December 31, 2024.

12. DEBT

Debt consisted of the following:

	June 30, 2026	December 31, 2025
Term loan facility	$192,500	$197,500
Revolving line of credit	150,782	84,663
Aircraft loan	7,520	8,125
Less deferred debt issuance costs	(1,755)	(1,993)
Total debt	$349,047	$288,295
Less current portion of long-term debt	(11,273)	(11,230)
Long-term debt, less current portion	$337,774	$277,065

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as netted against the underlying debt balance. These costs are amortized to interest expense over the terms of the underlying debt instruments. The amortization of deferred debt issuance cost to interest expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $1.2 million for the three and six months ended June 30, 2025, respectively.

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

The Company used proceeds from the 2025 Credit Facility to repay in full its prior senior secured credit facility originally entered into in 2021. The resulting write-off of the remaining unamortized debt issuance costs from the prior credit facility amounted to $0.9 million. Total loss on debt extinguishments was recorded in interest expense, net within the consolidated statements of operations for the six months ended June 30, 2025.

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

As of June 30, 2026 and December 31, 2025, the Company’s consolidated total leverage ratio (as defined in the 2025 Credit Facility) was 3.2 times and 2.5 times, respectively, and the Company was in compliance with all covenants under the 2025 Credit Facility.

The Company deferred $2.2 million of debt issuance costs related to the 2025 Credit Facility in the first quarter of 2025. Quarterly installment repayments for the term loan under the 2025 Credit Facility commenced in the fourth quarter of 2025. For the three and six months ended June 30, 2026, quarterly term loan installment repayments under the 2025 Credit Facility were $2.5 million and $5.0 million, respectively.

The 2025 Credit Facility requires mandatory prepayments of the term loan and revolving line of credit, and cash collateralization of letters of credit, in certain circumstances and subject to customary exceptions. These requirements generally include the application of 100.0% of the proceeds of debt not permitted by the 2025 Credit Facility, certain asset dispositions and insurance or condemnation recoveries. Proceeds from asset dispositions and insurance or condemnation recoveries may be excluded from the mandatory prepayment requirement if they are reinvested in accordance with the terms of the facility. The 2025 Credit Facility also includes customary events of default that may permit the lenders to terminate borrowing commitments, accelerate outstanding obligations, and exercise other available remedies.

The weighted average interest rate for the six months ended June 30, 2026, before giving effect to the impact of the interest rate swaps, was 5.5% and after giving effect to the impact of the interest rate swaps, was 5.5%. The weighted average interest rate for the six months ended June 30, 2025, before giving effect to the impact of the interest rate swaps, was 6.2% and after giving effect to the impact of the interest rate swaps, was 5.4%.

The Company’s obligations under the 2025 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

As of June 30, 2026, the Company had the following interest rate swap agreements in place:

Effective date	Expiration date	Notional amount	Fixed rate	Floating rate
6/5/2024	6/27/2027	$80,000,000	3.270%	USD-SOFR
4/1/2025	4/27/2028	$50,000,000	3.625%	USD-SOFR
5/27/2026	5/27/2029	$25,000,000	3.910%	USD-SOFR

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

The following is a schedule of the aggregate annual maturities of long-term debt (excluding current portion) presented on the unaudited condensed consolidated statement of financial position as of June 30, 2026, before deferred debt issuance cost of $1.8 million, based on the terms of the 2025 Credit Facility and the Aircraft Loan:

	2025 Credit Facility
	Term Loan	Revolving Line of Credit	Aircraft Loan	Total
2027	5,000	—	670	5,670
2028	10,000	—	5,577	15,577
2029	10,000	—	—	10,000
2030	157,500	150,782	—	308,282
Total	$182,500	$150,782	$6,247	$339,529

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following financial instruments are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	June 30, 2026	December 31, 2025
Interest rate swap(1)	$813	$—
Foreign currency forward contract(2)	516	—
Total Assets	$1,329	$—

Business acquisitions contingent consideration, current	$6,182	$14,883
Business acquisitions contingent consideration, long-term	—	2,755
Interest rate swap(1)	—	429
Total Liabilities	$6,182	$18,067

_____________________________

(1) Included in prepaid and other current assets and other non-current liabilities in the unaudited condensed consolidated statement of financial position as of June 30, 2026 and audited condensed consolidated statement of financial position as of December 31, 2025, respectively.

(2) Included in prepaid and other current assets in the unaudited condensed consolidated statement of financial position as of June 30, 2026.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Foreign Currency Forward Contract	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option Related to Series A-2 Preferred Stock	Interest Rate Swap	Total Liabilities
Balance as of December 31, 2024	$1,544	$—	$1,544	$26,872	$6,255	$20,224	$—	$53,351
Changes in fair value included in earnings	(1,544)	—	(1,544)	(252)	1,104	(9,672)	(88)	(8,908)
Payment of contingent consideration payable	—	—	—	(10,897)	—	—	—	(10,897)
Reclass of long term to short term contingent liabilities	—	—	—	13	(13)	—	—	—
Measurement period adjustment	—	—	—	1,548	—	—	—	1,548
Balance as of June 30, 2025	$—	$—	$—	$17,284	$7,346	$10,552	$(88)	$35,094
Balance as of December 31, 2025	$—	$—	$—	$14,883	$2,755	$—	$429	$18,067
Changes in fair value included in earnings	813	516	1,329	205	(902)	—	(429)	(1,126)
Payment of contingent consideration payable	—	—	—	(10,759)	—	—	—	(10,759)
Reclass of long term to short term contingent liabilities	—	—	—	1,853	(1,853)	—	—	—
Balance as of June 30, 2026	$813	$516	$1,329	$6,182	$—	$—	$—	$6,182

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2040. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2045 (Note 6 and 12).

Other Commitments—The Company has commitments under the 2025 Credit Facility, its Aircraft Loan, its equipment line of credit and its lease obligations (Note 6 and 12). The Company has entered into a purchase contract to purchase a total of $4.9 million of equipment over the course of 7 years that commenced on July 1, 2024, subject to a minimum spending requirement per year, measured from the commencement date and each anniversary thereof. The minimum spend requirement is $0.4 million and $0.9 million for 2026 and 2027, respectively, with the remainder subject to mutual agreement after 2027. No purchases were made during the three and six months ended June 30, 2026. The amount purchased for the three and six months ended June 30, 2025 was $0.2 million.

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

The Convertible and Redeemable Series A-2 Preferred Stock had a dividend rate of 9.0% per year with required quarterly cash payments. Dividends on the Convertible and Redeemable Series A-2 Preferred Stock accrued through the date of the Company’s initial public offering on July 23, 2020, and were added to the principal balance outstanding as of that date. All dividends on the Convertible and Redeemable Series A-2

Preferred Stock after that date were paid in cash. The Company accrued dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $1.4 million during the three months ended June 30, 2025. The Company paid dividends of $2.8 million and accrued dividends of $1.4 million during the six months ended June 30, 2025.

The Convertible and Redeemable Series A-2 Preferred Stock contained a conversion option of the preferred shares to shares of common stock beginning in April 2024. The change in net fair value of $10.0 million and $9.7 million for the three and six months ended June 30, 2025, respectively, was recorded to other income, net.

16. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On May 6, 2025, the Board of Directors approved a stock repurchase program of up to $40.0 million. The repurchase program does not have a set expiration date. During the three and six months ended June 30, 2026, the Company repurchased 1,251,450 and 1,627,763 shares of its common stock for approximately $20.0 million and $30.0 million, respectively, inclusive of transaction fees. Repurchased shares are accounted for as treasury stock and are presented as a deduction from total equity in the Company's unaudited condensed consolidated statements of convertible and redeemable series A-2 preferred stock and stockholders’ equity. As of June 30, 2026, approximately $10.0 million of the authorized capacity under the repurchase program remained available for future repurchases, subject to covenant restrictions under our Senior Secured Credit Agreement.

Employee Equity Incentive Plans

The Company has two plans under which stock-based awards have been issued: (i) the Amended & Restated 2017 Stock Incentive Plan (2017 Plan) and (ii) the Amended & Restated 2013 Stock Option Plan (2013 Plan) (collectively the Plans).

The following number of shares were authorized to be issued and available for grant:

	June 30, 2026
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	10,351,010	2,032,294	12,383,304
Shares available for grant(1)	3,236,376	—	3,236,376

	June 30, 2025
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	8,911,649	2,035,219	10,946,868
Shares available for grant(1)	1,902,947	—	1,902,947

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

17. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. The Convertible and Redeemable Series A-2 Preferred Stock was considered a participating security during the prior year periods. Net losses were not allocated to the Convertible and Redeemable Series A-2 stockholders, as they were not contractually obligated to share in the Company’s losses.

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury-stock method or the if-converted method. Potentially dilutive shares are comprised of awards of restricted stock (RSAs), restricted stock units (RSUs), and shares of common stock underlying stock options outstanding under the Company's stock incentive plans, as applicable. During the six months ended June 30, 2026 and 2025 there was no difference in the number of shares used to calculate basic and diluted shares outstanding during the applicable period due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$1,366	$18,356	$(11,324)	$(1,003)
Convertible and Redeemable Series A-2 Preferred Stock dividend	—	(1,400)	—	(4,150)
Net income (loss) attributable to common stockholders	1,366	16,956	(11,324)	(5,153)
Weighted average common shares outstanding
Weighted average common shares outstanding - basic	35,806	35,206	35,926	34,855
Effect of dilutive stock options	240	1,103	—	—
Effect of dilutive restricted stock	2,668	3,259	—	—
Effect of dilutive Series A-2 Preferred Stock	—	3,887	—	—
Diluted	38,714	43,455	35,926	34,855
Net income (loss) per share attributable to common stockholders
Basic	$0.04	$0.48	$(0.32)	$(0.15)
Diluted	$0.04	$0.42	$(0.32)	$(0.15)

The following common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common stockholders for the six months ended June 30, 2026 and 2025 because their effect would have been anti-dilutive:

	June 30,
	2026(1)	2025(1)
Stock options	2,265,858	3,504,440
Restricted stock	2,667,617	3,259,117
Series A-2 Preferred Stock	—	5,353,478

_____________________________

(1) Includes 1,890,677 and 2,307,646 common stock equivalents that are out of the money as of June 30, 2026 and June 30, 2025, respectively.

18. STOCK-BASED PLANS AND COMPENSATION

There were no stock-based compensation expenses related to the 2013 Plan in the three and six months ended June 30, 2026 and 2025. Total stock-based compensation expense related to the 2017 Plan was as follows:

	Three Months Ended June 30,
	2026			2025
	Options	RSUs	Total	Options	RSUs	Total
Cost of revenue	$96	$1,057	$1,153	$210	$961	$1,171
Selling, general and administrative expense	89	8,376	8,465	253	9,410	9,663
Total	$185	$9,433	$9,618	$463	$10,371	$10,834

	Six Months Ended June 30,
	2026			2025
	Options	RSUs	Total	Options	RSUs	Total
Cost of revenue	$224	$1,834	$2,058	$399	$3,043	$3,442
Selling, general and administrative expense	240	16,393	16,633	503	20,612	21,115
Total	$464	$18,227	$18,691	$902	$23,655	$24,557

As of June 30, 2026 and June 30, 2025, there was $43.6 million and $65.1 million, respectively, of total unrecognized stock-based compensation expense related to unvested options and restricted stock under the 2017 Plan. Such unrecognized expense is expected to be recognized over a weighted-average 2.1 year period.

Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units

RSAs and RSUs activity was as follows:

	Six Months Ended June 30,
	2026		2025
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Beginning outstanding shares	2,324,404		2,617,059
Granted	732,868	$25.90	1,298,765	$17.65
Forfeited/ cancelled	(119,062)	$24.90	(59,042)	$28.85
Vested	(270,593)	$29.85	(597,665)	$26.80
Ending outstanding shares	2,667,617		3,259,117

Options

The following summarizes the options activity of the 2017 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2024	2,345,207	$30.62	$16.32	6.0	$776
Forfeited/ cancelled	(35,795)	41.32	—	—	—
Expired	(50,150)	36.06	—	—	—
Outstanding as of June 30, 2025	2,259,262	$30.33	$16.32	5.5	$4,355
Outstanding as of December 31, 2025	2,193,528	$30.33	16.32	4.9	6,109
Forfeited/ cancelled	(6,175)	36.88	—	—	—
Expired	(47,334)	38.60	—	—	—
Exercised	(32,511)	18.23	—	—	300
Outstanding as of June 30, 2026	2,107,508	$30.31	$16.32	4.5	$3,048
Exercisable as of June 30, 2026	1,998,215	$29.99		4.4	$3,048

Amended & Restated 2013 Stock Option Plan

The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2024	680,889	$6.49	$2.51	1.5	$8,211
Expired	(1,000)	6.03	—	—	—
Exercised	(8,895)	8.59	—	—	10,351
Outstanding as of June 30, 2025	670,994	$6.46	$2.51	1.0	$10,351
Outstanding as of December 31, 2025	567,827	$6.51	2.51	0.5	10,401
Expired	(425)	6.03	—	—	—
Exercised	(504,902)	6.11	—	—	8,608
Outstanding as of June 30, 2026	62,500	$9.76	$2.51	0.5	$653
Exercisable as of June 30, 2026	62,500	$9.76		0.5	$653

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	June 30,
	2026	2025
2013 Plan	62,500	670,994
2017 Plan(1)	8,011,562	7,421,326
	8,074,062	8,092,320

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

The Company's Chief Executive Officer, who serves as the Chief Operating Decision Maker (CODM), reviews Segment Adjusted EBITDA in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of Company resources depending on the needs of each segment and the availability of resources. Segment Adjusted EBITDA is the calculated Company’s Earnings before Interest, Tax, Depreciation and Amortization (EBITDA), adjusted to exclude certain transactions such as stock-based compensation, acquisition costs, and fair value changes in financial instruments, amongst others. The CODM does not review segment assets or expenses as a measure of segment performance. Effective in the first quarter of 2026, the Company updated its reportable segments to reflect changes in its organizational structure and operating model described above. Accordingly, the Company’s updated segments represent the components whose operating results are regularly reviewed by the CODM to make decisions about the allocation of resources and to assess performance.

Corporate and Other includes costs associated with general corporate overhead (including executive, legal, finance, safety, human resources, marketing and IT related costs) that are not directly related to supporting operations. Overhead costs that are directly related to supporting operations (such as insurance, software, licenses, shared services and payroll processing costs) are allocated to the operating segments on a basis that reasonably approximates an estimate of the use of these services, and are included in Other Segment Items in the tables below.

The following table presents Segment Revenues, Other Segment Items and Segment Adjusted EBITDA, with prior period information recast to reflect the above change in segment reporting:

	Three Months Ended June 30,
	2026			2025
(in thousands)	Segment Revenues	Other Segment Items(1)	Segment Adjusted EBITDA	Segment Revenues	Other Segment Items(1)	Segment Adjusted EBITDA
Consulting and Treatment	$125,597	$97,712	$27,885	$171,748	$134,163	$37,585
Measurement and Analysis	61,064	45,087	15,977	62,795	44,497	18,298
Total Reportable Segments	$186,661		$43,862	$234,543		$55,883

	Six Months Ended June 30,
	2026			2025
(in thousands)	Segment Revenues	Other Segment Items(1)	Segment Adjusted EBITDA	Segment Revenues	Other Segment Items(1)	Segment Adjusted EBITDA
Consulting and Treatment	$240,184	$192,166	$48,018	$290,552	$236,468	$54,084
Measurement and Analysis	114,995	89,081	25,914	121,825	89,754	32,071
Total Reportable Segments	$355,179		$73,932	$412,377		$86,155

__________________________

(1) Other Segment Items for each reportable segment represents the difference between Segment Revenues and Segment Adjusted EBITDA and primarily includes cost of revenues, selling, general and administrative expense, and other income (expense), net. The CODM uses consolidated expense information as presented in the Consolidated Statement of Operations and Comprehensive Loss to manage operations and is not regularly provided disaggregated Other Segment Items at the individual segment level.

Presented below is a reconciliation of the Company’s segment measure to income (loss) before expense from income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total Reportable Segments	$43,862	$55,883	$73,932	$86,155
Corporate and Other	(11,982)	(16,298)	(24,229)	(27,540)
Interest expense, net	(5,471)	(4,768)	(10,937)	(9,833)
Depreciation and amortization	(12,704)	(12,763)	(25,333)	(26,057)
Stock-based compensation	(9,618)	(10,834)	(18,691)	(24,557)
Acquisition costs(1)	(137)	(325)	(218)	(1,036)
Fair value changes in financial instruments(2)	532	9,256	1,242	8,040
Fair value changes in business acquisition contingencies	(141)	(354)	697	(831)
Rebranding expenses	(1,422)	—	(2,523)	—
Other losses or expenses(3)	(1,207)	(453)	(2,615)	(1,485)
Income (loss) before expense from income taxes	$1,712	$19,344	$(8,675)	$2,856

__________________________

(1) Includes financial and tax diligence, consulting, legal, valuation, accounting, travel and acquisition-related incentives related to the Company's acquisition and integration activity.

(2) The three and six months ended June 30, 2026 consist primarily of the change in fair value of the interest rate swap instruments. The three and six months ended June 30, 2025 consist primarily of the change in fair value of the interest rate swap instruments and the embedded derivative attached to the Series A-2 preferred stock.

(3) The three and six months ended June 30, 2026 consist primarily of severance costs related to organizational restructuring of business lines within the Company's former Assessment, Permitting and Response and Remediation and Reuse segments and IT migration costs. The three and six months ended June 30, 2025 consist primarily of non-recurring costs incurred to restructure the Company's renewable energy business, third party expenses associated with the independent review and analysis of assertions in a short seller report regarding the Company, and costs to centralize certain back-office functions.

The following table presents revenues by geographic location:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
United States	$150,743	$199,011	$285,777	$344,947
Canada	27,131	27,699	52,915	52,348
Other international	8,787	7,833	16,487	15,082
Total revenue	$186,661	$234,543	$355,179	$412,377

The following table presents long-lived assets by geographic location:

	June 30,	December 31,
	2026	2025
United States	$61,396	$58,590
Canada	3,876	4,311
Other international	985	952
Total property and equipment—net	$66,257	$63,853

20. RELATED-PARTY TRANSACTIONS

The Company did not have any material related party transactions during the three and six months ended June 30, 2026 and 2025.

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Company's 401(k) Savings Plan (the 401(k) Savings Plan). As of June 30, 2026, and December 31, 2025, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 5.0% of the participant’s compensation. Employer contributions under the 401(k) Savings Plan were $2.8 million and $6.4 million for the three and six months ended June 30, 2026, respectively, and $2.4 million and $5.2 million for the three and six months ended June 30, 2025, respectively.

22. SUBSEQUENT EVENTS

On August 5, 2026, the Board of Directors (the 'Board') of the Company declared a dividend of one preferred share purchase right (a 'Right') for each outstanding share of the Company's common stock, par value $0.000004 per share, payable to stockholders of record as of August 17, 2026. In connection with the distribution, the Company entered into a Rights Agreement, dated August 5, 2026, with Computershare Trust Company, N.A., as rights agent (the 'Rights Agreement').

Each Right entitles the holder to purchase from the Company one one-thousandth of a share of the Company's Series B Preferred Stock, par value $0.0001 per share, at a purchase price of $105.00 per one one-thousandth of a share, subject to adjustment. The Rights generally become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock, subject to certain exceptions for existing holders as of the adoption date. The Board may redeem the Rights, in whole but not in part, at a price of $0.001 per Right at any time prior to a triggering acquisition. Unless earlier redeemed, exchanged, or terminated, the Rights will expire on August 4, 2027.

The Company does not expect this event to have a material effect on its financial position or results of operations.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results or outcomes may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control, as well as the other factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026, or the 2025 Form 10-K, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 7, 2026, or the Q1 2026 Form 10-Q.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and six months ended June 30, 2026 and 2025 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2025 Form 10-K and the Q1 2026 Form 10-Q.

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

Acquisitions

Although we did not consummate any acquisitions in the three and six months ended June 30, 2026, or the year ended 2025, we have been, and expect to continue to be, an acquisitive company. Acquisitions expanded our environmental service capabilities across our segments, our access to technology, as well as our geographic reach in the United States, Canada, and Australia.

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn-outs could be significant. The amount of each for the three and six months ended June 30, 2026 and 2025, was:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Amortization expense	$6,662	$7,326	$13,336	$15,716
Acquisition-related costs	137	325	218	1,036
Fair value changes in business acquisition contingencies	141	354	(697)	831

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

During the three months ended June 30, 2026, we made a contingent consideration cash payment of $2.8 million for Epic Environmental Pty Ltd (Epic). During the three months ended June 30, 2025, we made contingent consideration payments of $4.0 million in cash related to earn-out payments for Epic.

During the six months ended June 30, 2026, we made contingent consideration cash payments of $8.0 million and $2.8 million for Origins Laboratory, Inc and Epic, respectively. During the six months ended June 30, 2025, we made contingent consideration payments of $10.6 million, of which $4.0 million was paid in cash to Epic, and the remaining $6.6 million was paid in the Company's common stock, of which $4.8 million related to deferred consideration payments for the acquisition of Epic, and $1.8 million related to earn-out payments for SensibleIoT, LLC.

In connection with certain of our acquisitions, we may make up to $7.0 million in aggregate earn-out payments between the years 2026 and 2027, of which up to $3.8 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $0.4 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

Total debt, net of deferred debt issuance costs, at June 30, 2026 was $349.0 million, which was an increase of $60.8 million compared to December 31, 2025. The increase was primarily driven by an increase of $66.1 million outstanding under our revolving line of credit.

Interest expense, net was $5.5 million and $10.9 million in the three and six months ended June 30, 2026, respectively, and $4.8 million and $9.8 million in the three and six months ended June 30, 2025, respectively. We expect interest expense to remain a significant cost as we continue to leverage our 2025 Credit Facility to support our operations, share repurchase activity, and future acquisitions. Our 2025 Credit Facility funded a portion of the redemption of the Series A-2 Preferred Stock in April and July 2025.

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

Earnings Volatility

In addition to the impact of seasonality on earnings, our environmental emergency response business exposes us to potentially significant revenue and earnings fluctuations tied to large environmental emergency response projects following an incident or natural disaster or more broad scale events. Total revenue from emergency response related services was $10.8 million and $48.5 million for the three months ended June 30, 2026 and 2025, respectively, and $18.9 million and $62.4 million for the six months ended June 30, 2026 and 2025, respectively. Demand for environmental emergency response services remains difficult to predict and as a result, we may have experienced revenues and earnings in prior years that are not indicative of future results, making those periods particularly difficult comparisons for future periods. Earnings volatility is also driven by the timing of large projects, particularly in our Consulting and Treatment segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on annual results.

Results of Operations

The Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues	$186,661	$234,543	$355,179	$412,377
Cost of revenues (exclusive of depreciation and amortization)	104,401	132,802	205,869	241,208
Selling, general and administrative expense	62,961	73,683	124,283	139,915
Fair value changes in business acquisition contingencies	141	354	(697)	831
Depreciation and amortization	12,704	12,763	25,333	26,057
Income from operations	6,454	14,941	391	4,366
Other income, net	729	9,171	1,871	8,323
Interest expense, net	(5,471)	(4,768)	(10,937)	(9,833)
Income (loss) before income taxes	1,712	19,344	(8,675)	2,856
Income tax expense	346	988	2,649	3,859
Net income (loss)	$1,366	$18,356	$(11,324)	$(1,003)
Series A-2 dividend payment	—	(1,400)	—	(4,150)
Net income (loss) attributable to common stockholders	$1,366	$16,956	$(11,324)	$(5,153)

Weighted average common shares outstanding
Basic	35,806	35,206	35,926	34,855
Diluted	38,714	43,455	35,926	34,855

Net income (loss) per share attributable to common stockholders
Basic	$0.04	$0.48	$(0.32)	$(0.15)
Diluted	$0.04	$0.42	$(0.32)	$(0.15)

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Revenues	$186,661	$234,543	$(47,882)	(20.4%)	$355,179	$412,377	$(57,198)	(13.9%)

Revenue for the three months ended June 30, 2026 decreased $47.9 million or 20.4% as compared to the three months ended June 30, 2025. The decrease was driven by lower Consulting and Treatment revenues of $46.2 million and lower Measurement and Analysis revenues of $1.7 million.

Revenue for the six months ended June 30, 2026 decreased $57.2 million or 13.9% as compared to the six months ended June 30, 2025. The decrease was driven by lower Consulting and Treatment revenues of $50.4 million and lower Measurement and Analysis revenues of $6.8 million.

See “—Segment Results of Operations” below for revenue by segment analysis.

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Cost of revenues (exclusive of depreciation and amortization)	$104,401	$132,802	$(28,401)	(21.4%)	$205,869	$241,208	$(35,339)	(14.7%)
Cost of revenue as a % of revenue	55.9%	56.6%			58.0%	58.5%

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment purchases, and rental and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

Cost of revenues for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 decreased by $28.4 million or 21.4% driven primarily by the decrease in revenues. Cost of revenues as a percentage of revenue for the three months ended June 30, 2026 was 55.9%, compared to 56.6% for the three months ended June 30, 2025. This improvement was driven primarily by lower non-labor project costs as a percentage of revenues, partially offset by higher project labor costs as a percentage of revenue, both due to project mix.

Cost of revenues for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 decreased by $35.3 million or 14.7% driven primarily by the decrease in revenues. Cost of revenues as a percentage of revenue for the six months ended June 30, 2026 was 58.0%, compared to 58.5% for the six months ended June 30, 2025. This improvement was driven primarily by lower non-labor project costs as a percentage of revenues, partially offset by higher project labor costs as a percentage of revenue, both due to project mix.

Selling, General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Selling, general and administrative expense	$62,961	$73,683	$(10,722)	(14.6%)	$124,283	$139,915	$(15,632)	(11.2%)

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

Selling, general and administrative expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 decreased $10.7 million or 14.6% primarily due to $5.7 million in lower labor costs, which included lower bonus accruals, a $5.9 million year-over-year change in bad debt expense primarily driven by aged receivables from the City of Tustin in the prior year period, and lower stock-based compensation expense of $1.2 million, partially offset by higher IT expenses. Selling, general and administrative expense as a percentage of revenues increased to 33.7% from 31.4% in the comparable period primarily as a result of lower revenue.

Selling, general and administrative expense for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 decreased $15.6 million or 11.2% primarily due to $8.4 million in lower labor costs, which included lower bonus accruals, a $6.9 million year-over-year change in bad debt expense primarily driven by aged receivables from the City of Tustin in the prior year period, and lower stock-based compensation expense of $4.5 million, partially offset by higher IT expenses. Selling, general and administrative expense as a percentage of revenues increased to 35.0% from 33.9% in the comparable period primarily as a result of lower revenue.

See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Depreciation and amortization	$12,704	$12,763	$(59)	(0.5%)	$25,333	$26,057	$(724)	(2.8%)

Depreciation and Amortization for the three and six months ended June 30, 2026 remained relatively consistent with the three and six months ended June 30, 2025 primarily due to the absence of significant changes in the underlying property and equipment and intangible asset base.

See Notes 5 and 6 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Other income, net	$729	$9,171	$(8,442)	(92%)	$1,871	$8,323	$(6,452)	(78%)

Other income, net for the three months ended June 30, 2026 was comprised of fair value gains of $0.5 million on our interest rate swaps and $0.1 million on our foreign currency forward contracts. Other income, net for the three months ended June 30, 2025 was comprised of a fair value gain of $10.0 million related to the Series A-2 preferred stock conversion option, partially offset by losses of $0.7 million related to a fair value adjustment on our interest rate swaps.

Other income, net for the six months ended June 30, 2026 was comprised of fair value gains of $1.2 million on our interest rate swaps and $0.5 million on our foreign currency forward contracts. Other income, net for the six months ended June 30, 2025 was comprised of a fair value gain of $9.7 million related to the Series A-2 preferred stock conversion option, partially offset by losses of $1.6 million related to a fair value adjustment on our interest rate swaps.

See Notes 13 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Interest expense, net	$(5,471)	$(4,768)	$(703)	14.7%	$(10,937)	$(9,833)	$(1,104)	11.2%

Interest expense, net for the three and six months ended June 30, 2026 increased compared to the three and six months ended June 30, 2025 primarily due to higher debt balances during the current year periods.

Weighted average interest rates, after giving effect to the impact of the interest rate swaps, as of June 30, 2026 and June 30, 2025 were 5.5% and 5.4%, respectively. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Income tax expense	$346	$988	$(642)	(65.0%)	$2,649	$3,859	$(1,210)	(31.4%)

The income tax expense for the three and six months ended June 30, 2026 decreased compared to the three and six months ended June 30, 2025 primarily due to the impact of available indefinite-lived deferred tax assets on the calculation of deferred income tax.

Segment Results of Operations

The Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025

The information below presents segment results in line with the new reporting segment structure effective in the first quarter of 2026. Prior year information has been recast to reflect the change in reporting segment structure.

	Three Months Ended June 30,
	2026			2025
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Consulting and Treatment	$125,597	$27,885	22.2%	$171,748	$37,585	21.9%
Measurement and Analysis	61,064	15,977	26.2	62,795	18,298	29.1
Total Reportable Segments	$186,661	$43,862	23.5%	$234,543	$55,883	23.8%
Corporate and Other		$(11,982)	(6.4)%		$(16,298)	(6.9)%

	Six Months Ended June 30,
	2026			2025
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Consulting and Treatment	$240,184	$48,018	20.0%	$290,552	$54,084	18.6%
Measurement and Analysis	114,995	25,914	22.5	121,825	32,071	26.3
Total Reportable Segments	$355,179	$73,932	20.8%	$412,377	$86,155	20.9%
Corporate and Other		$(24,229)	(6.8)%		$(27,540)	(6.7)%

(1)
For purposes of evaluating segment profit, the Company’s Chief Operating Decision Maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”
(2)
Represents Segment Adjusted EBITDA as a percentage of segment revenues.

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Consulting and Treatment	$125,597	$171,748	$(46,151)	(26.9)%	$240,184	$290,552	$(50,368)	(17.3)%
Measurement and Analysis	61,064	62,795	(1,731)	(2.8)	114,995	121,825	(6,830)	(5.6)
Total Reportable Segments	$186,661	$234,543	$(47,882)	(20.4)%	$355,179	$412,377	$(57,198)	(13.9)%

Consulting and Treatment segment revenues for the three months ended June 30, 2026 decreased compared to the three months ended June 30, 2025 primarily as a result of lower environmental emergency response revenues of $37.7 million, lower recovery services revenue tied to environmental events of $11.2 million, a $1.0 million decrease in revenues from exited European operations, which were exited in the fourth quarter of 2025, and lower renewables revenues of $0.9 million, which was wound down by the end of 2025. These decreases were partially offset by higher core consulting revenues of $3.5 million driven by growth in our United States and Australian markets. Environmental emergency response revenues were $10.8 million in the three months ended June 30, 2026, compared to $48.5 million in the three months ended June 30, 2025.

Consulting and Treatment segment revenues for the six months ended June 30, 2026 decreased compared to the six months ended June 30, 2025 primarily as a result of lower environmental emergency response revenues of $43.5 million, lower recovery services revenue tied to environmental events of $6.1 million, lower treatment revenues of $3.9 million due to project mix, which included a $2.0 million decrease in revenues from exited European operations, which were exited in the fourth quarter of 2025, and lower renewables revenues of $1.5 million, which was wound down by the end of 2025. These decreases were partially offset by higher core consulting revenues of $4.6 million driven by growth in our United States and Australian markets. Environmental emergency response revenues were $18.9 million in the six months ended June 30, 2026, compared to $62.4 million in the six months ended June 30, 2025. The three and six months ended June 30, 2025 included $53.6 million in revenue from a single response event, which did not recur in the current period.

Measurement and Analysis segment revenues for the three months ended June 30, 2026 decreased compared to the three months ended June 30, 2025 primarily due to a decrease in field services revenues of $3.5 million, partially offset by an increase in lab testing revenues of $1.0 million, which recovered from weather impacts in the first quarter.

Measurement and Analysis segment revenues for the six months ended June 30, 2026 decreased compared to the six months ended June 30, 2025 primarily due to a decrease in field services revenues of $7.7 million, which included the impact of adverse weather conditions in the first quarter of 2026.

Segment Adjusted EBITDA

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except %)	2026	2025	$	Margin %	2026	2025	$	Margin %
Consulting and Treatment	$27,885	$37,585	$(9,700)	0.3%	$48,018	$54,084	$(6,066)	1.4%
Measurement and Analysis	15,977	18,298	(2,321)	(3.0)	25,914	32,071	(6,157)	(3.8)
Total Reportable Segments	$43,862	$55,883	$(12,021)	(0.3)%	$73,932	$86,155	$(12,223)	(0.1)%
Corporate and Other	$(11,982)	$(16,298)	$4,316		$(24,229)	$(27,540)	$3,311

Consulting and Treatment Segment Adjusted EBITDA for the three and six months ended June 30, 2026 decreased compared to the three and six months ended June 30, 2025 primarily as a result of lower revenues, partially offset by improved Segment Adjusted EBITDA margin. Segment Adjusted EBITDA margin for the three and six months ended June 30, 2026 increased to 22.2% and 20.0%, respectively, from 21.9% and 18.6% in the prior year periods due to significantly higher margins in our consulting and water treatment businesses driven by project mix and improved operational efficiency in the current year periods, and losses in the prior year periods related to our renewables business, partially offset by decreases in high margin emergency response revenues in the current year.

Measurement and Analysis Segment Adjusted EBITDA for the three and six months ended June 30, 2026 decreased compared to the three and six months ended June 30, 2025 as a result of lower revenues and lower Segment Adjusted EBITDA margin. Segment Adjusted EBITDA margin for the three and six months ended June 30, 2026 decreased to 26.2% and 22.5%, respectively, from 29.1% and 26.3% in the prior year periods, driven by project mix and lower operating leverage resulting from lower revenues in the current year periods.

Corporate and other costs for the three and six months ended June 30, 2026 when compared to the three and six months ended June 30, 2025 decreased primarily due to lower bonus accrual in the current year, partially offset by higher IT infrastructure and marketing costs.

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

Our principal sources of liquidity have been cash generated by operating activities, borrowings under our senior secured credit facilities, other borrowing arrangements, and proceeds from the issuance of common stock. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and to make capital expenditures. Historically, our cash needs also included the payment of dividends on our Series A-2 preferred stock and, more recently, we have begun repurchasing shares of common stock pursuant to our share repurchase program. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. We may make up to $7.0 million in aggregate earn-out payments between the years 2026 and 2027 in connection with certain of our acquisitions of which up to $3.8 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $0.4 million may be paid in cash or, at our option, in common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.” As of June 30, 2026, we had $148.1 million available under the 2025 Credit Facility (after giving effect to any outstanding letters of credit, and subject to borrowing base limitations), and

$12.7 million of cash on hand. In April and July 2025, we redeemed the remaining $122.2 million in aggregate stated value of the outstanding Series A-2 preferred stock using cash and borrowings under our revolving line of credit.

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our 2025 Credit Facility. We believe these sources will be sufficient to fund our cash needs in the short-term and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$(5,481)	$27,398
Investing activities	(11,124)	(7,932)
Financing activities	18,266	(21,261)
Change in cash, cash equivalents and restricted cash	$1,661	$(1,795)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the six months ended June 30, 2026, net cash used in operating activities was $5.5 million compared to net cash provided by operating activities of $27.4 million for the six months ended June 30, 2025. The period-over-period decrease of $32.9 million was primarily due to a decrease in earnings before non-cash items of $21.4 million and a higher increase in working capital of $11.6 million (comprised of an increase in working capital in the current year period of $37.8 million compared to an increase in working capital of $26.2 million in the prior year period).

Working capital (which excludes contingent consideration payments and changes in right-of-use assets) increased by $37.8 million in the six months ended June 30, 2026, primarily due to 1) a decrease in accrued payroll and benefits of $22.2 million, primarily due to the payment of accrued annual bonus in March 2026 of $27.7 million, representing a $16.0 million increase compared to the prior year bonus payment due to outperformance in 2025 2) a $17.4 million decrease in accounts payable and other accrued liabilities due to the timing of vendor payments, and 3) a $13.5 million increase in prepaid expenses and other current assets primarily due to an increase in deferred tax assets and prepaid software costs. These drivers were partially offset by a decrease in accounts receivable of $15.0 million due to a year-to-date decrease in revenue of $57.2 million compared to the prior-year period and a decrease in days sales outstanding due to improved collections.

Working capital increased by $26.2 million in the six months ended June 30, 2025, primarily due to an increase in accounts receivable of $27.4 million driven by significantly higher revenues in the second quarter of 2025, partially offset by a $3.1 million increase in accrued payroll, as a result of higher bonus accruals.

Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $11.1 million, primarily driven by cash paid for the purchases of property and equipment of $11.3 million.

For the six months ended June 30, 2025, net cash used in investing activities was $7.9 million, driven by cash paid for the purchases of property and equipment of $5.1 million, and $2.8 million in proprietary software development costs.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $18.3 million. Cash provided by financing activities was driven by borrowing under our 2025 Credit Facility of $258.4 million, partially offset by repayments of borrowings of $196.8 million, repurchases of common stock of $30.0 million, and payments for contingent consideration of $10.8 million.

For the six months ended June 30, 2025, net cash used in financing activities was $21.3 million. Cash used in financing activities was driven by repayments of borrowing of $364.5 million, a partial redemption of the Series A-2 preferred stock of $60.0 million, a payment for contingent consideration of $4.4 million, repayments of finance leases of $6.1 million, dividends on the Series A-2 preferred stock of $2.8 million, and payment of financing cost of $2.0 million, partially offset by borrowing under our credit facilities of $416.0 million.

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

Stock Repurchase Program

On May 6, 2025, the Board of Directors approved a stock repurchase program of up to $40.0 million. The repurchase program does not have a set expiration date. During the three and six months ended June 30, 2026, the Company repurchased 1,251,450 and 1,627,763 shares of its common stock for approximately $20.0 million and $30.0 million, respectively, inclusive of transaction fees. As of June 30, 2026, approximately $10.0 million of the authorized capacity under the repurchase program remained available for future repurchases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We have market risk exposure arising from changes in interest rates on our credit facility, which bears interest at rates that are benchmarked subject to the Company’s leverage ratio and SOFR. Based on our overall interest rate exposure to variable rate debt outstanding as of June 30, 2026, which factors in our interest rate swaps on $155.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolving line of credit would impact our annual income (loss) before income taxes by approximately $2.0 million.

Inflation Risk

In the three and six months ended June 30, 2026, and year ended December 31, 2025, we experienced, and continue to experience, modestly higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and as a result, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Exchange Risk

Foreign exchange risk exposure arises because we sell our services in Canada and Australia. Our exposure to this risk increased significantly due to our acquisitions of Paragon and Matrix in Canada and Epic in Australia. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. As such, our future operating results are exposed to changes in exchange rates. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, accounts receivable and previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection. Similarly, accounts payable and other amounts denominated in foreign currencies may be affected by exchange rate fluctuations between the date the obligation is recognized, and the date payment is made. A 1.0% increase or decrease in the U.S. dollar exchange rate would impact revenues by approximately $1.7 million and would have a negligible impact on annual net income (loss).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from the risk factors disclosed in our 2025 Form 10-K, as supplemented by the Q1 2026 Form 10-Q. The risks described in those filings, in addition to the other information set forth in this Quarterly Report on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share repurchase activity during the three months ended June 30, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
April 1, 2026 - April 30, 2026	—	$—	—	$30,001
May 1, 2026 - May 31, 2026	887,850	$15.76	887,850	$16,010
June 1, 2026 - June 30, 2026	363,600	$16.49	363,600	$10,014
Total	1,251,450	$15.97	1,251,450

(1) On May 7, 2025, the Company announced a stock repurchase program of up to $40.0 million. The repurchase program does not have a set expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Second Amendment to Amended and Restated Credit Agreement and Borrower Joinder Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL (included as Exhibit 101)

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

Onterris, Inc.

Date: August 6, 2026	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer