Form 10-Q
period 2026-09-30
Onterris, Inc.
filed 2026-11-05
CIK 1643615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39394

Onterris, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-4195044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5120 Northshore Drive, North Little Rock, Arkansas	72118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (501) 900-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.000004 per share	ONT	The New York Stock Exchange
Preferred Stock Purchase Rights	N/A	The New York Stock Exchange

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

As of October 30, 2026, the registrant had 35,149,787 shares of common stock, $0.000004 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ONTERRIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(In thousands, except share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash, cash equivalents and restricted cash	$20,109	$11,223
Accounts receivable, net	129,159	155,380
Contract assets	69,951	58,831
Prepaid and other current assets	22,170	14,959
Total current assets	241,389	240,393
Non-current assets
Property and equipment, net	65,489	63,853
Operating lease right-of-use asset, net	34,407	36,560
Finance lease right-of-use asset, net	36,054	37,595
Goodwill	466,196	466,786
Other intangible assets, net	112,696	126,383
Other assets	9,441	9,726
Total assets	$965,672	$981,296
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other accrued liabilities	$57,798	$71,778
Accrued payroll and benefits	35,268	52,773
Business acquisitions contingent consideration, current	6,182	14,883
Current portion of operating lease liabilities	10,959	10,735
Current portion of finance lease liabilities	6,825	6,602
Current portion of long-term debt	11,295	11,230
Total current liabilities	128,327	168,001
Non-current liabilities
Business acquisitions contingent consideration, long-term	—	2,755
Other non-current liabilities	6,014	7,088
Deferred tax liabilities, net	21,893	21,817
Operating lease liability, net of current portion	25,974	28,215
Finance lease liability, net of current portion	22,985	25,180
Long-term debt, net of deferred financing fees	311,023	277,065
Total liabilities	$516,216	$530,121
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.000004 par value; authorized shares: 190,000,000 at September 30, 2026 and December 31, 2025; issued shares: 36,778,284 and 35,929,665 at September 30, 2026 and December 31, 2025, respectively; outstanding shares: 35,150,521 and 35,929,665 at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in-capital	760,029	727,927
Accumulated deficit	(275,851)	(273,513)
Accumulated other comprehensive loss	(4,735)	(3,239)
Treasury stock, at cost; 1,627,763 and 0 shares at September 30, 2026 and December 31, 2025, respectively	(29,987)	—
Total stockholders’ equity	449,456	451,175
Total liabilities and Stockholders’ Equity	$965,672	$981,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONTERRIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$203,044	$224,888	$558,223	$637,265
Cost of revenues (exclusive of depreciation and amortization shown below)	114,777	136,284	320,646	377,492
Selling, general and administrative expense	63,386	65,696	187,669	205,611
Fair value changes in business acquisition contingencies	—	13	(697)	844
Depreciation and amortization	12,599	12,958	37,932	39,015
Income from operations	12,282	9,937	12,673	14,303
Other income, net	4,541	10,761	6,412	19,084
Interest expense, net	(5,564)	(5,039)	(16,501)	(14,872)
Total other income (expense), net	(1,023)	5,722	(10,089)	4,212
Income before expense from income taxes	11,259	15,659	2,584	18,515
Income tax expense	2,273	7,281	4,922	11,140
Net income (loss)	$8,986	$8,378	$(2,338)	$7,375

Equity adjustment from foreign currency translation	398	(270)	(1,496)	(1,881)
Comprehensive income (loss)	9,384	8,108	(3,834)	5,494

Weighted average common shares outstanding
Basic	35,132	35,300	35,661	35,003
Diluted	38,033	39,935	35,661	39,547
Net income (loss) per share attributable to common stockholders
Basic	$0.26	$0.24	$(0.07)	$0.09
Diluted	$0.24	$0.21	$(0.07)	$0.08
Net income (loss) attributable to common stockholders
Net income (loss)	$8,986	$8,378	$(2,338)	$7,375
Convertible and redeemable series A-2 preferred stock dividend	—	—	—	(4,150)
Net income (loss) attributable to common stockholders	$8,986	$8,378	$(2,338)	$3,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONTERRIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE AND REDEEMABLE SERIES A-2 PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share data)

									Accumulated
	Convertible and Redeemable						Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2024	11,667	92,928	34,309,778	—	—	—	721,067	(272,670)	(2,133)	446,264
Net loss	—	—	—	—	—	—	—	(19,359)	—	(19,359)
Stock-based compensation	—	—	—	—	—	—	13,723	—	—	13,723
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	—	—	(2,750)	—	—	(2,750)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	473,974	—	—	—	61	—	—	61
Acquisitions contingent consideration paid in common stock	—	—	323,834	—	—	—	6,558	—	—	6,558
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(353)	(353)
Balance at March 31, 2025	11,667	$92,928	35,107,586	$—	—	$—	$738,659	$(292,029)	$(2,486)	$444,144
Net income	—	—	—	—	—	—	—	18,356	—	18,356
Stock-based compensation	—	—	—	—	—	—	10,834	—	—	10,834
Redemption of Series A-2 preferred stock	(5,833)	(60,000)	—	—	—	—	—	—	—	—
Adjustment of preferred stock issuance costs	—	864	—	—	—	—	(864)	—	—	(864)
Dividend payment to the Series A-2 preferred stockholders	—	—	—	—	—	—	(1,400)	—	—	(1,400)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	132,586	—	—	—	16	—	—	16
Acquisitions contingent consideration paid in common stock	—	—	32,064	—	—	—	440	—	—	440
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(1,258)	(1,258)
Balance at June 30, 2025	5,834	$33,792	35,272,236	$—	—	$—	$747,685	$(273,673)	$(3,744)	$470,268
Net income	—	—	—	—	—	—	—	8,378	—	8,378
Stock-based compensation	—	—	—	—	—	—	9,220	—	—	9,220
Redemption of Series A-2 preferred stock	(5,834)	(34,264)	—	—	—	—	(27,971)	—	—	(27,971)
Adjustment of preferred stock issuance costs	—	472	—	—	—	—	(472)	—	—	(472)
Redemption of Series A-2 preferred stock excise tax	—	—	—	—	—	—	(762)	—	—	(762)
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	46,296	—	—	—	328	—	—	328
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(270)	(270)
Balance at September 30, 2025	—	$—	35,318,532	$—	—	$—	$728,028	$(265,295)	$(4,014)	$458,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

									Accumulated
	Convertible and Redeemable						Additional		Other	Total
	Series A-2 Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2025	—	—	35,929,665	—	—	—	727,927	(273,513)	(3,239)	451,175
Net loss	—	—	—	—	—	—	—	(12,690)	—	(12,690)
Stock-based compensation	—	—	—	—	—	—	9,073	—	—	9,073
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	586,484	—	—	—	2,425	—	—	2,425
Common stock repurchased under stock repurchase program	—	—	—	—	(376,313)	(9,999)	—	—	—	(9,999)
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	107	107
Balance at March 31, 2026	—	$—	36,516,149	$—	(376,313)	$(9,999)	$739,425	$(286,203)	$(3,132)	$440,091
Net income	—	—	—	—	—	—	—	1,366	—	1,366
Stock-based compensation	—	—	—	—	—	—	9,618	—	—	9,618
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	221,750	—	—	—	1,253	—	—	1,253
Common stock repurchased under stock repurchase program	—	—	—	—	(1,251,450)	(19,988)	—	—	—	(19,988)
Accumulated other comprehensive loss	—	—	—	—	—	—	—	—	(2,001)	(2,001)
Balance at June 30, 2026	—	$—	36,737,899	$—	(1,627,763)	$(29,987)	$750,296	$(284,837)	$(5,133)	$430,339
Net income	—	—	—	—	—	—	—	8,986	—	8,986
Stock-based compensation	—	—	—	—	—	—	9,733	—	—	9,733
Common stock issuances pursuant to exercises and vesting of equity awards	—	—	40,385	—	—	—	—	—	—	—
Accumulated other comprehensive income	—	—	—	—	—	—	—	—	398	398
Balance at September 30, 2026	—	$—	36,778,284	$—	(1,627,763)	$(29,987)	$760,029	$(275,851)	$(4,735)	$449,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONTERRIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$(2,338)	$7,375
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (recovery) for credit loss	(1,231)	7,038
Depreciation and amortization	37,932	39,015
Non-cash leases expense	8,590	8,894
Stock-based compensation expense	28,424	33,777
Fair value changes in financial instruments	(2,525)	(18,394)
Write off of deferred financing costs	—	913
Deferred income taxes	76	(2,266)
Other operating activities, net	(1,345)	948
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable and contract assets	16,194	(28,755)
Prepaid expenses and other current assets	(2,684)	(2,823)
Income taxes	(2,470)	—
Accounts payable and other accrued liabilities	(13,897)	6,094
Accrued payroll and benefits	(17,505)	12,051
Change in operating leases	(8,531)	(8,871)
Other assets	423	552
Gain on insurance recovery	(3,700)	—
Net cash provided by operating activities	$35,413	$55,548
Investing activities:
Purchases of property and equipment	(12,203)	(10,934)
Proceeds from the sale of property and equipment	254	89
Proprietary software development and other software costs	(2,254)	(1,759)
Acquisition of assets	(5,103)	—
Proceeds from insurance settlement related to business combination	3,700	—
Net cash used in investing activities	$(15,606)	$(12,604)
Financing activities:
Proceeds from revolving line of credit	320,093	386,397
Repayment of the revolving line of credit	(276,760)	(305,518)
Repayment of aircraft loan	(915)	(853)
Proceeds from term loan	—	200,000
Repayment of term loan	(7,500)	(189,218)
Payment of contingent consideration and other purchase price true ups	(10,759)	(5,458)
Repayment of finance leases	(8,430)	(8,923)
Payments of deferred financing costs	—	(2,189)
Proceeds from issuance of common stock for exercised stock options	3,678	405
Proceeds from building sale leaseback	—	2,500
Dividend payment to the series A-2 stockholders	—	(4,150)
Redemption of series A-2 preferred stock	—	(122,235)
Repurchases of common stock	(29,987)	—
Net cash used in financing activities	$(10,580)	$(49,242)
Change in cash, cash equivalents and restricted cash	9,227	(6,298)
Foreign exchange impact on cash balance	(341)	99
Cash, cash equivalents and restricted cash:
Beginning of year	11,223	12,935
End of period	$20,109	$6,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flows information:
Cash paid for interest	$14,680	$13,240
Cash paid for income taxes, net	$6,460	$5,379
Supplemental disclosures of non-cash investing and financing activities:
Accrued purchases of property and equipment	$365	$777
Property and equipment purchased under finance leases	$5,545	$8,020
Acquisitions unpaid contingent consideration	$6,182	$23,419
Acquisitions contingent consideration paid in common stock	$—	$6,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ONTERRIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except where otherwise indicated)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Onterris, Inc. (“Onterris” or the “Company”), formerly known as Montrose Environmental Group, Inc., is a corporation formed in November 2013, under the laws of the State of Delaware. The Company changed its name to Onterris on April 17, 2026. The Company has approximately 110 offices across the United States, Canada, and Australia and approximately 3,500 employees as of September 30, 2026.

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

ASU 2025-11 —In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies which entities and types of interim information are subject to Topic 270, reorganizes and compiles the interim disclosure requirements into a single comprehensive list within Topic 270, and introduces a disclosure principle requiring entities to disclose material events that have occurred since the end of the most recent annual reporting period. The amendments are intended to clarify existing interim disclosure requirements rather than expand or reduce them. ASU 2025-11 is effective for the Company's interim reporting periods within fiscal years beginning after December 15, 2027, and allows the use of a prospective or retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

ASU 2025-12 —In December 2025, the FASB issued ASU 2025-12, Codification Improvements (ASU 2025-12), which makes technical corrections, clarifications, and other minor improvements across 33 issues affecting a wide range of Topics in the Accounting Standards Codification (ASC). ASU 2025-12 is effective for the Company's annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, and generally allows the use of a prospective or retrospective approach, which may be elected on an issue-by-issue basis; however, the amendments related to Topic 260, Earnings Per Share, must be applied retrospectively to each prior reporting period presented in the period of adoption. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on its consolidated financial statements.

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

The following table presents the Company’s contract balances:

	September 30,	December 31,
	2026	2025
Contract assets	$69,951	$58,831
Contract liabilities (see Note 9)	9,869	14,996

Revenue recognized during the three and nine months ended September 30, 2026, included in the contract liabilities balance at the beginning of the year was $0.6 million and $9.8 million, respectively. The revenue recognized from the contract liabilities consisted of the Company satisfying performance obligations during the normal course of business.

Remaining Unsatisfied Performance Obligations—Remaining unsatisfied performance obligations represent the total dollar value of work to be performed on cost to cost contracts awarded and in progress. The amount of remaining unsatisfied performance obligations increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in the amount of remaining unsatisfied performance obligations when an enforceable agreement has been reached. As of September 30, 2026 and December 31, 2025, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied was approximately $45.3 million and $68.4 million, respectively. As of September 30, 2026, the Company expected to recognize approximately $40.2 million of this amount as revenue within one year and $5.1 million the year after.

Accounts Receivable, Net—The Company extends non-interest-bearing trade credit to its customers in the ordinary course of business. Accounts receivable, net consisted of the following:

	September 30, 2026	December 31, 2025
Accounts receivable, invoiced	$136,898	$163,694
Allowance for credit losses	(7,739)	(8,314)
Accounts receivable, net	$129,159	$155,380

The Company had no customers that exceeded 10.0% of its gross receivables as of September 30, 2026 and one as of December 31, 2025. For the three and nine months ended September 30, 2026, the Company had no customers that accounted for more than 10.0% of revenue. For the three and nine months ended September 30, 2025 the Company had one customer who accounted for more than 10.0% of revenue.

The Company performs ongoing credit evaluations and based on past collection experience, the Company believes that the receivable balance from its largest customer does not represent a significant credit risk.

From time to time, the Company may sell certain accounts receivable to a financial institution on a non-recourse basis for cash, less a discount at a rate that approximates the interest rate on the Company's senior secured credit facility. The Company has no retained interests in the sold receivables and only performs collection and administrative functions for the purchaser. The Company accounts for these receivable transfers as sales under ASC 860, Transfers and Servicing. Receivables sold during the three and nine months ended September 30, 2026 were $10.5 million and $22.8 million, respectively. No receivables were sold during the three months ended September 30, 2025. Receivables sold during the nine months ended September 30, 2025 were $13.4 million. Proceeds from the sale of receivables approximated their book value and are included in operating cash flows on the Consolidated Statements of Cash Flows.

The allowance for credit losses consisted of the following:

	Beginning Balance	Bad Debt Expense (Recovery)	Charged to Allowance	Ending Balance
Nine months ended September 30, 2026	$8,314	$(1,231)	$656	$7,739
Year ended December 31, 2025	2,093	6,713	(492)	8,314

4. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid expenses	$9,780	$7,326
Income tax receivable	5,264	2,793
Supplies	2,583	2,625
Interest rate swap	1,175	—
Tax incentives	1,106	—
Other receivables	1,082	1,248
Deposits	928	967
Foreign currency forward contract	252	—
Prepaid and other current assets	$22,170	$14,959

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following:

	September 30, 2026	December 31, 2025
Lab and test equipment	$25,142	$24,604
Vehicles	6,690	6,696
Equipment	75,662	70,702
Furniture and fixtures	6,068	5,322
Leasehold improvements	19,572	15,335
Aircraft	12,386	12,386
Building	5,764	5,764
	151,284	140,809
Land	1,089	1,089
Construction in progress	3,094	1,930
Less: Accumulated depreciation	(89,978)	(79,975)
Total property and equipment—net	$65,489	$63,853

Total depreciation expense included in the unaudited condensed consolidated statements of operations was $3.6 million and $10.3 million for the three and nine months ended September 30, 2026, respectively, and $3.3 million and $9.7 million for the three and nine months ended September 30, 2025, respectively.

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

Equipment Line of Credit—The Company has an equipment line of credit, dedicated to funding eligible equipment purchases and related freight, installation costs and taxes paid. As of September 30, 2026, the outstanding balance was $15.3 million on this credit line. The interest rate applicable to each lease financed under the facility is fixed at inception based on the SOFR swap rate on, or nearest to, the closing date. Equipment financed through the facility that meets the finance lease classification criteria under ASC 842 is recognized as finance lease ROU assets and corresponding finance lease liabilities.

The components of lease expense were as follows:

		For the Three Months Ended September 30,
Description	Statement of Operations Location	2026	2025
Operating lease cost
Lease cost	Selling, general and administrative expense	$3,185	$3,064
Variable lease cost	Selling, general and administrative expense	979	695
Total operating lease cost		$4,164	$3,759

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$2,710	$2,394
Interest on lease liabilities	Interest expense, net	492	348
Total finance lease cost		$3,202	$2,742
Total lease cost		$7,366	$6,501

		For the Nine Months Ended September 30,
Description	Statement of Operations Location	2026	2025
Operating lease cost
Lease cost	Selling, general and administrative expense	$9,518	$9,299
Variable lease cost	Selling, general and administrative expense	2,735	2,285
Total operating lease cost		$12,253	$11,584

Finance lease cost
Amortization of ROU assets	Depreciation and amortization	$7,946	$6,353
Interest on lease liabilities	Interest expense, net	1,567	925
Total finance lease cost		$9,513	$7,278
Total lease cost		$21,766	$18,862

Supplemental cash flows information related to leases was as follows:

	For the Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$9,976	$10,357
Operating cash flows used for interest related to finance leases	1,557	878
Financing cash flows used in finance leases	5,089	4,697

Lease liabilities arising from new ROU assets:
Operating leases	7,231	4,726
Finance leases	3,995	7,143

Weighted average remaining lease terms and weighted average discount rates were:

	September 30, 2026
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.6	9.5
Weighted average discount rate	5.3%	6.7%

	September 30, 2025
	Operating Leases	Finance Leases
Weighted average remaining lease term (years)	4.2	3.3
Weighted average discount rate	5.0%	6.7%

The following is a schedule by year of the maturities of lease liabilities with original terms in excess of one year:

	Operating Leases	Finance Leases
Remainder of 2026	$3,397	$2,268
2027	11,622	7,975
2028	9,354	6,161
2029	7,227	4,506
2030	3,793	2,641
2031 and thereafter	6,612	18,248
Total undiscounted future minimum lease payments	$42,005	$41,799
Less imputed interest	(5,072)	(11,989)
Total discounted future minimum lease payments	$36,933	$29,810

7. ACQUISITIONS

During the nine months ended September 30, 2026 and 2025, the Company did not complete any business acquisitions as defined under ASC 805; however, strategic acquisitions remain a core part of the Company's growth strategy.

On September 15, 2026, the Company entered into an asset purchase agreement to acquire certain assets, including customer contracts, for a purchase price of $5.1 million, paid in cash. The Company determined that the acquired set of assets did not meet the definition of a business under ASC 805, Business Combinations, and accounted for the transaction as an asset acquisition. Refer to Note 8 for purchase price allocation details.

The Company expects to incur $6.2 million, and may be required to make up to $7.0 million, in aggregate earn-out payments between the years 2026 and 2027 in connection with certain of its business acquisitions, of which up to $3.8 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $0.4 million may be paid, at the Company’s option, in cash or common stock.

Transaction costs related to business combinations totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, and $0.8 million and $1.8 million for the three and nine months ended September 30, 2025, respectively. These costs are expensed within selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

See Note 22.

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

	Consulting and Treatment	Measurement and Analysis	Total
Balance as of December 31, 2025	$347,706	$119,080	$466,786
Foreign currency translation adjustments	(101)	(489)	(590)
Balance as of September 30, 2026	$347,605	$118,591	$466,196

Amounts related to finite-lived intangible assets are as follows:

September 30, 2026	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$267,634	$175,130	$92,504
Covenants not to compete	42,239	37,852	4,387
Trade names	25,949	25,855	94
Proprietary software	33,647	27,720	5,927
Patent	17,479	7,695	9,784
Total other intangible assets, net	$386,948	$274,252	$112,696

December 31, 2025	Gross Balance	Accumulated Amortization	Total Intangible Assets—Net
Customer relationships	$264,564	$160,459	$104,105
Covenants not to compete	41,418	36,293	5,125
Trade names	25,917	25,441	476
Proprietary software	31,982	25,912	6,070
Patent	17,479	6,872	10,607
Total other intangible assets, net	$381,360	$254,977	$126,383

Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized using the straight-line method over the estimated useful lives of the assets.

Amortization expense was $6.3 million and $19.7 million for the three and nine months ended September 30, 2026, respectively, and $7.3 million and $23.0 million for the three and nine months ended September 30, 2025, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter:

December 31,
2026 (remaining)	$6,401
2027	25,772
2028	20,089
2029	13,674
2030	9,642
Thereafter	37,118
Total	$112,696

As described in Note 7, on September 15, 2026, the Company acquired certain assets for a purchase price of $5.1 million, paid in cash, in a transaction accounted for as an asset acquisition. Approximately $0.5 million of the purchase price was transferred to an escrow account not controlled by the Company and will be released in accordance with the terms of the escrow agreement. The purchase price was allocated to the assets acquired on a relative fair value basis, with $3.3 million allocated to customer relationships, $0.8 million allocated to covenants not to compete, and $1.0 million in the aggregate allocated to accounts receivable, property and equipment, and other current assets. No goodwill was recognized. The acquired intangible assets, totaling $4.1 million, are being amortized on a straight-line basis over a weighted-average amortization period of approximately 6.6 years, with customer relationships amortized over seven years and covenants not to compete over five years.

9. ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and other accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accounts payable	$28,645	$34,806
Accrued expenses	15,424	18,373
Contract liabilities	9,869	14,996
Other current liabilities	3,860	3,603
Total accounts payable and other accrued liabilities	$57,798	$71,778

10. ACCRUED PAYROLL AND BENEFITS

Accrued payroll and benefits consisted of the following:

	September 30, 2026	December 31, 2025
Accrued bonuses	$14,578	$28,568
Accrued payroll	12,849	13,501
Accrued paid time off	4,020	3,603
Accrued medical	1,493	2,305
Accrued other	2,328	4,796
Total accrued payroll and benefits	$35,268	$52,773

11. INCOME TAXES

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting (ASC 270), and ASC 740, Income Taxes. The Company’s effective tax rate (ETR) from continuing operations was 20.2% and 190.5% for the three and nine months ended September 30, 2026, respectively, and 46.5% and 60.2% for the three and nine months ended September 30, 2025, respectively. Income tax expense recorded by the Company during the three and nine months ended September 30, 2026 was $2.3 million and $4.9 million, respectively. Income tax expense recorded by the Company during the three and nine months ended September 30, 2025 was $7.3 million and $11.1 million, respectively. The difference between the ETR and federal statutory rate of 21.0% is primarily attributable to the impact of tax-deductible goodwill, recognition of a U.S. federal and state valuation allowance and state and foreign income tax provisions.

A valuation allowance is recorded when it is more-likely-than-not that some of the Company’s deferred tax assets may not be realized. Significant judgment is applied when assessing the need for a valuation allowance and the Company considers future taxable income, reversals of existing deferred tax assets and liabilities and ongoing prudent and feasible tax planning strategies, in making such assessment. As of September 30, 2026, the Company’s U.S. federal, state and various foreign net deferred tax assets are not more-likely-than-not to be realized and a full valuation allowance is maintained with respect to such jurisdictions.

The Company records uncertain tax positions in accordance with ASC 740, on the basis of a two-step process in which (i) the Company determines whether it is more likely than not a tax position will be sustained on the basis of the technical merits of such position and (ii) for those tax positions meeting the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is more than 50.0% likely to be realized upon ultimate settlement with the related tax authority. As of September 30, 2026, the Company had uncertain tax positions of $0.8 million. The Company classifies interest and penalties recognized on uncertain tax positions as a component of income tax expense.

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

12. DEBT

Debt consisted of the following:

	September 30, 2026	December 31, 2025
Term loan facility	$190,000	$197,500
Revolving line of credit	126,921	84,663
Aircraft loan	7,210	8,125
Less deferred debt issuance costs	(1,813)	(1,993)
Total debt	$322,318	$288,295
Less current portion of long-term debt	(11,295)	(11,230)
Long-term debt, less current portion	$311,023	$277,065

Deferred Financing Costs—Costs relating to debt issuance have been deferred and are presented as netted against the underlying debt balance. These costs are amortized to interest expense over the terms of the underlying debt instruments. The amortization of deferred debt issuance cost to interest expense was $0.2 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $1.3 million for the three and nine months ended September 30, 2025, respectively.

2025 Credit Facility—On February 26, 2025, the Company entered into an Amended and Restated Senior Secured Credit Agreement providing for a $500.0 million credit facility comprised of a $200.0 million term loan and a $300.0 million revolving line of credit (2025 Credit Facility). The revolving line of credit under the 2025 Credit Facility includes a $20.0 million sublimit for the issuances of letters of credit. Subject to certain exceptions, all amounts under the 2025 Credit Facility will become due on February 26, 2030. The Company has the option to borrow incremental term loans, or request an increase in aggregate commitments under the revolving line of credit up to an aggregate amount of $200.0 million, subject to the satisfaction of certain conditions. On June 17, 2026, the Company amended the 2025 Credit Facility to, among other things, establish Australian dollar and Canadian dollar swing line commitments.

The Company used proceeds from the 2025 Credit Facility to repay in full its prior senior secured credit facility originally entered into in 2021. The resulting write-off of the remaining unamortized debt issuance costs from the prior credit facility amounted to $0.9 million. Total loss on debt extinguishments was recorded in interest expense, net within the consolidated statements of operations for the nine months ended September 30, 2025.

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

The 2025 Credit Facility includes a number of covenants imposing certain restrictions on the Company’s business, including, among other things, restrictions on the Company’s ability, subject to certain exceptions and baskets, to incur indebtedness, incur liens on its assets, agree to any additional negative pledges, pay dividends or repurchase stock, limit the ability of its subsidiaries to pay dividends or distribute assets, make investments, enter into any transaction of merger or consolidation, liquidate, wind-up or dissolve, or convey any part of its business, assets or property, or acquire the business, property or assets of another person, enter into sale and leaseback transactions, enter into certain transactions with affiliates, engage in any material line of business substantially different from those engaged on the closing date, modify the terms of indebtedness subordinated to the loans incurred under the 2025 Credit Facility and modify the terms of its organizational documents. The 2025 Credit Facility permits certain restricted payments, including common stock repurchases, subject to a maximum pro-forma leverage ratio of 3.00 times, and minimum pro-forma fixed charge coverage ratio of 1.25 times and no event of default. The 2025 Credit Facility also includes financial covenants which require the Company to remain below a maximum total net leverage ratio of 3.75 times, and a minimum fixed charge coverage ratio of 1.25 times.

As of September 30, 2026 and December 31, 2025, the Company’s consolidated total leverage ratio (as defined in the 2025 Credit Facility) was 2.9 times and 2.5 times, respectively, and the Company was in compliance with all covenants under the 2025 Credit Facility.

The Company deferred $2.2 million of debt issuance costs related to the 2025 Credit Facility in the first quarter of 2025. Quarterly installment repayments for the term loan under the 2025 Credit Facility commenced in the fourth quarter of 2025. For the three and nine months ended September 30, 2026, quarterly term loan installment repayments under the 2025 Credit Facility were $2.5 million and $7.5 million, respectively.

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

The weighted average interest rate for the nine months ended September 30, 2026, before giving effect to the impact of the interest rate swaps, was 5.8% and after giving effect to the impact of the interest rate swaps, was 5.6%. The weighted average interest rate for the nine months ended September 30, 2025, before giving effect to the impact of the interest rate swaps, was 6.1% and after giving effect to the impact of the interest rate swaps, was 5.5%.

The Company’s obligations under the 2025 Credit Facility are guaranteed by certain of the Company’s existing and future direct and indirect subsidiaries, and such obligations are secured by substantially all of the Company’s assets, including the capital stock or other equity interests in those subsidiaries.

As of September 30, 2026, the Company had the following interest rate swap agreements in place:

Effective date	Expiration date	Notional amount	Fixed rate	Floating rate
6/5/2024	6/27/2027	$80,000,000	3.270%	USD-SOFR
4/1/2025	4/27/2028	$50,000,000	3.625%	USD-SOFR
5/27/2026	5/27/2029	$25,000,000	3.910%	USD-SOFR

Loan and Aircraft Security Agreement—On May 18, 2023, the Company entered into a Loan and Aircraft Security Agreement to finance $10.9 million of the purchase of a new aircraft (Aircraft Loan). The Aircraft Loan must be repaid in 60 monthly consecutive installments and all outstanding amounts will become due on May 18, 2028. The Aircraft Loan bears interest subject to 1-month Term SOFR and a spread of 1.86%. The aircraft serves as collateral security for the Aircraft Loan.

The following is a schedule of the aggregate annual maturities of long-term debt (excluding current portion) presented on the unaudited condensed consolidated statement of financial position as of September 30, 2026, before deferred debt issuance cost of $1.8 million, based on the terms of the 2025 Credit Facility and the Aircraft Loan:

	2025 Credit Facility
	Term Loan	Revolving Line of Credit	Aircraft Loan	Total
2027	2,500	—	338	2,838
2028	10,000	—	5,577	15,577
2029	10,000	—	—	10,000
2030	157,500	126,921	—	284,421
Total	$180,000	$126,921	$5,915	$312,836

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments—ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair values are as follows:

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

The Company considers the carrying values of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses to approximate fair value for these financial instruments due to the short maturities of these instruments. The Company’s interest rate swaps, foreign currency forward contract, embedded derivatives, and any acquisition’s contingent consideration are carried at fair value and determined according to the fair value hierarchy above.

The following table presents the Company's financial instruments measured at fair value on a recurring basis, by level within the fair value hierarchy:

September 30, 2026	Total	Level 1	Level 2	Level 3
Interest rate swap(1)	$1,844	$—	$1,844	$—
Foreign currency forward contract(2)	252	—	252	—
Total Assets	$2,096	$—	$2,096	$—

Business acquisitions contingent consideration, current	$6,182	$—	$—	$6,182
Total Liabilities	$6,182	$—	$—	$6,182

December 31, 2025	Total	Level 1	Level 2	Level 3
Business acquisitions contingent consideration, current	$14,883	$—	$—	$14,883
Business acquisitions contingent consideration, long-term	2,755	—	—	2,755
Interest rate swap(1)	429	—	429	—
Total Liabilities	$18,067	$—	$429	$17,638

_____________________________

(1) As of September 30, 2026, $1.2 million and $0.6 million are included in prepaid and other current assets and other assets, respectively, in the unaudited condensed consolidated statement of financial position. As of December 31, 2025, the amount is included in other non-current liabilities in the audited condensed consolidated statement of financial position.

(2) As of September 30, 2026, the amount is included in prepaid and other current assets in the unaudited condensed consolidated statement of financial position.

The estimated fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis:

	Interest Rate Swap	Foreign Currency Forward Contract	Total Assets	Business Acquisitions Contingent Consideration, Current	Business Acquisitions Contingent Consideration, Long-term	Conversion Option Related to Series A-2 Preferred Stock	Interest Rate Swap	Total Liabilities
Balance as of December 31, 2024	$1,544	$—	$1,544	$26,872	$6,255	$20,224	$—	$53,351
Changes in fair value included in earnings	(1,544)	—	(1,544)	(231)	1,075	(20,224)	286	(19,094)
Payment of contingent consideration payable	—	—	—	(12,100)	—	—	—	(12,100)
Reclass of long term to short term contingent liabilities	—	—	—	(480)	480	—	—	—
Measurement period adjustment	—	—	—	1,548	—	—	—	1,548
Balance as of September 30, 2025	$—	$—	$—	$15,609	$7,810	$—	$286	$23,705
Balance as of December 31, 2025	$—	$—	$—	$14,883	$2,755	$—	$429	$18,067
Changes in fair value included in earnings	1,844	252	2,096	205	(902)	—	(429)	(1,126)
Payment of contingent consideration payable	—	—	—	(10,759)	—	—	—	(10,759)
Reclass of long term to short term contingent liabilities	—	—	—	1,853	(1,853)	—	—	—
Balance as of September 30, 2026	$1,844	$252	$2,096	$6,182	$—	$—	$—	$6,182

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office facilities over various terms expiring through 2040. Certain of these operating leases contain rent escalation clauses. The Company also has office equipment leases that expire through 2045 (Notes 6 and 12).

Other Commitments—The Company has commitments under the 2025 Credit Facility, its Aircraft Loan, its equipment line of credit and its lease obligations (Notes 6 and 12). The Company entered into a purchase contract to purchase a total of $4.9 million of equipment over the course of 7 years that commenced on July 1, 2024. The contract originally included a minimum spending requirement per year, measured from the commencement date and each anniversary thereof. The minimum spend requirement was $0.4 million and $0.9 million for 2026 and 2027, respectively, with the remainder subject to mutual agreement after 2027. On July 27, 2026, the Company amended the contract to remove the minimum spending requirement. As a result, the Company has no remaining obligation to purchase any minimum amount of equipment under the contract. No purchases were made during the three and nine months ended September 30, 2026. Amounts purchased for the three and nine months ended September 30, 2025 were $0.4 million and $0.6 million, respectively.

Contingencies—The Company is subject to purchase price contingencies related to earn-outs associated with certain acquisitions (Notes 7 and 13).

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

The Convertible and Redeemable Series A-2 Preferred Stock had a dividend rate of 9.0% per year with required quarterly cash payments. Dividends on the Convertible and Redeemable Series A-2 Preferred Stock accrued through the date of the Company’s initial public offering on July 23, 2020, and were added to the principal balance outstanding as of that date. All dividends on the Convertible and Redeemable Series A-2 Preferred Stock after that date were paid in cash. The Company paid dividends on shares of the Convertible and Redeemable Series A-2 Preferred Stock of $1.4 million and $4.2 million during the three and nine months ended September 30, 2025, respectively.

The Convertible and Redeemable Series A-2 Preferred Stock contained a conversion option of the preferred shares to shares of common stock beginning in April 2024. The change in net fair value of $10.6 million and $20.2 million for the three and nine months ended September 30, 2025, respectively, was recorded to other income, net.

16. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On May 6, 2025, the Board of Directors approved a stock repurchase program of up to $40.0 million. The repurchase program does not have a set expiration date. During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2026, the Company repurchased 1,627,763 shares of its common stock for approximately $30.0 million, inclusive of transaction fees. Repurchased shares are accounted for as treasury stock and are presented as a deduction from total equity in the Company's unaudited condensed consolidated statements of convertible and redeemable series A-2 preferred stock and stockholders’ equity. As of September 30, 2026, approximately $10.0 million of the authorized capacity under the repurchase program remained available for future repurchases, subject to customary restrictions, including under Delaware law and the restrictive covenants under the 2025 Credit Facility.

Stockholder Rights Plan

On August 5, 2026, the Board of Directors declared a dividend of one preferred share purchase right (a Right) for each outstanding share of the Company’s common stock, payable to stockholders of record as of August 17, 2026, and the Company entered into a Rights Agreement, dated as of August 5, 2026, with Computershare Trust Company, N.A., as rights agent (the Rights Agreement). Each Right entitles the holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Preferred Stock, par value $0.0001 per share, at a purchase price of $105.00 per one one-thousandth of a share, subject to adjustment. In connection with the Rights Agreement, the Company filed a Certificate of Designations with the Secretary of State of the State of Delaware designating 50,000 shares of Series B Preferred Stock. The Rights generally become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock, subject to certain exceptions for existing holders as of the adoption date. The Board of Directors may redeem the Rights, in whole but not in part, at a price of $0.001 per Right at any time prior to a triggering acquisition. Unless earlier redeemed, exchanged or terminated, the Rights will expire on August 4, 2027.

Employee Equity Incentive Plans

The Company has two plans under which stock-based awards have been issued: (i) the Amended & Restated 2017 Stock Incentive Plan (2017 Plan) and (ii) the Amended & Restated 2013 Stock Option Plan (2013 Plan) (collectively the Plans).

The following number of shares were authorized to be issued and available for grant:

	September 30, 2026
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	10,351,010	2,032,294	12,383,304
Shares available for grant(1)	3,219,506	—	3,219,506

	September 30, 2025
	2017 Plan	2013 Plan	Total
Shares authorized to be issued	8,911,649	2,035,219	10,946,868
Shares available for grant(1)	1,916,777	—	1,916,777

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

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common and potentially dilutive common equivalent shares outstanding for the period using the treasury-stock method or the if-converted method. Potentially dilutive shares are comprised of awards of restricted stock (RSAs), restricted stock units (RSUs), and shares of common stock underlying stock options outstanding under the Company's stock incentive plans, as applicable. During the nine months ended September 30, 2026 there was no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss attributable to common stockholders and potentially dilutive shares being anti-dilutive.

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common stockholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$8,986	$8,378	$(2,338)	$7,375
Convertible and Redeemable Series A-2 Preferred Stock dividend	—	—	—	(4,150)
Net income (loss) attributable to common stockholders	8,986	8,378	(2,338)	3,225
Weighted average common shares outstanding
Weighted average common shares outstanding - basic	35,132	35,300	35,661	35,003
Effect of dilutive stock options	237	1,390	—	1,243
Effect of dilutive restricted stock	2,664	3,245	—	3,301
Diluted	38,033	39,935	35,661	39,547
Net income (loss) per share attributable to common stockholders
Basic	$0.26	$0.24	$(0.07)	$0.09
Diluted	$0.24	$0.21	$(0.07)	$0.08

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders for the nine months ended September 30, 2026 and 2025 because their effect would have been anti-dilutive:

	September 30,
	2026(1)	2025(1)
Stock options	2,255,071	—
Restricted stock	2,663,722	—
Series A-2 Preferred Stock	—	5,353,478

_____________________________

(1) Includes 1,920,116 and 2,950,220 common stock equivalents that are out of the money as of September 30, 2026 and September 30, 2025, respectively.

18. STOCK-BASED PLANS AND COMPENSATION

There were no stock-based compensation expenses related to the 2013 Plan in the three and nine months ended September 30, 2026 and 2025. Total stock-based compensation expense related to the 2017 Plan was as follows:

	Three Months Ended September 30,
	2026			2025
	Options	RSUs	Total	Options	RSUs	Total
Cost of revenue	$78	$1,094	$1,172	$197	$868	$1,065
Selling, general and administrative expense	45	8,516	8,561	233	7,922	8,155
Total	$123	$9,610	$9,733	$430	$8,790	$9,220

	Nine Months Ended September 30,
	2026			2025
	Options	RSUs	Total	Options	RSUs	Total
Cost of revenue	$302	$2,928	$3,230	$596	$3,910	$4,506
Selling, general and administrative expense	285	24,909	25,194	736	28,535	29,271
Total	$587	$27,837	$28,424	$1,332	$32,445	$33,777

As of September 30, 2026 and September 30, 2025, there was $34.2 million and $56.0 million, respectively, of total unrecognized stock-based compensation expense related to unvested options and restricted stock under the 2017 Plan. Such unrecognized expense is expected to be recognized over a weighted-average 2.1 year period.

Amended & Restated 2017 Stock Incentive Plan

Restricted Stock Awards and Restricted Stock Units

RSAs and RSUs activity was as follows:

	Nine Months Ended September 30,
	2026		2025
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Beginning outstanding shares	2,324,404		2,617,059
Granted	805,544	$25.06	1,350,599	$18.02
Forfeited/ cancelled	(155,248)	$24.65	(104,996)	$28.44
Vested	(310,978)	$29.97	(617,957)	$27.21
Ending outstanding shares	2,663,722		3,244,705

Options

The following summarizes the options activity of the 2017 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2024	2,345,207	$30.62	$16.32	6.0	$776
Forfeited/ cancelled	(40,368)	41.50	—	—	—
Expired	(65,287)	36.89	—	—	—
Exercised	(16,804)	15.45	—	—	164
Outstanding as of September 30, 2025	2,222,748	$30.35	$16.32	5.2	$8,241
Outstanding as of December 31, 2025	2,193,528	$30.33	16.32	4.9	6,109
Forfeited/ cancelled	(9,040)	36.95	—	—	—
Expired	(64,089)	38.47	—	—	—
Exercised	(32,511)	18.23	—	—	300
Outstanding as of September 30, 2026	2,087,888	$30.24	$16.32	4.3	$—
Exercisable as of September 30, 2026	2,015,935	$30.13		4.2	$—

Amended & Restated 2013 Stock Option Plan

The following summarizes the activity of the 2013 Plan:

	Options to Purchase Common Stock	Weighted-Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contract Life (in Years)	Aggregate Intrinsic Value of In-The-Money Options
Outstanding as of December 31, 2024	680,889	$6.49	$2.51	1.5	$8,211
Expired	(1,000)	6.03	—	—	—
Exercised	(18,095)	8.02	—	—	309
Outstanding as of September 30, 2025	661,794	$6.46	$2.51	0.8	$10,351
Outstanding as of December 31, 2025	567,827	$6.51	2.51	0.5	10,401
Expired	(425)	6.03	—	—	—
Exercised	(504,902)	6.11	—	—	8,608
Outstanding as of September 30, 2026	62,500	$9.76	$2.51	0.2	$226
Exercisable as of September 30, 2026	62,500	$9.76		0.2	$226

Common Stock Reserved for Future Issuances—The Company has reserved certain stock of its authorized but unissued common stock for possible future issuance in connection with the following:

	September 30,
	2026	2025
2013 Plan	62,500	661,794
2017 Plan(1)	7,971,177	7,384,230
	8,033,677	8,046,024

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

The following table presents Segment Revenues, Other Segment Items and Segment Adjusted EBITDA, with prior period information recast to reflect the above change in segment reporting:

	Three Months Ended September 30,
	2026			2025
(in thousands)	Segment Revenues	Other Segment Items(1)	Segment Adjusted EBITDA	Segment Revenues	Other Segment Items(1)	Segment Adjusted EBITDA
Consulting and Treatment	$141,984	$111,147	$30,837	$161,930	$132,082	$29,848
Measurement and Analysis	61,060	45,099	15,961	62,958	45,675	17,283
Total Reportable Segments	$203,044		$46,798	$224,888		$47,131

	Nine Months Ended September 30,
	2026			2025
(in thousands)	Segment Revenues	Other Segment Items(1)	Segment Adjusted EBITDA	Segment Revenues	Other Segment Items(1)	Segment Adjusted EBITDA
Consulting and Treatment	$382,168	$303,313	$78,855	$452,482	$368,550	$83,932
Measurement and Analysis	176,055	134,180	41,875	184,783	135,429	49,354
Total Reportable Segments	$558,223		$120,730	$637,265		$133,286

__________________________

(1) Other Segment Items for each reportable segment represents the difference between Segment Revenues and Segment Adjusted EBITDA and primarily includes cost of revenues, selling, general and administrative expense, and other income (expense), net. The CODM uses consolidated expense information as presented in the Consolidated Statement of Operations and Comprehensive Income (Loss) to manage operations and is not regularly provided disaggregated Other Segment Items at the individual segment level.

Presented below is a reconciliation of the Company’s segment measure to income before expense from income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total Reportable Segments	$46,798	$47,131	$120,730	$133,286
Corporate and Other	(10,895)	(13,470)	(35,124)	(41,010)
Interest expense, net	(5,564)	(5,039)	(16,501)	(14,872)
Depreciation and amortization	(12,599)	(12,958)	(37,932)	(39,015)
Stock-based compensation	(9,733)	(9,220)	(28,424)	(33,777)
Acquisition costs(1)	(151)	(754)	(369)	(1,790)
Fair value changes in financial instruments(2)	1,031	10,354	2,273	18,394
Fair value changes in business acquisition contingencies	—	(13)	697	(844)
Rebranding expenses	(587)	—	(3,110)	—
Proceeds from insurance settlement related to business combination(3)	3,700	—	3,700	—
Other losses or expenses(4)	(741)	(372)	(3,356)	(1,857)
Income before expense from income taxes	$11,259	$15,659	$2,584	$18,515

__________________________

(1) Includes financial and tax diligence, consulting, legal, valuation, accounting, travel and acquisition-related incentives related to the Company's acquisition and integration activity.

(2) The three and nine months ended September 30, 2026 consist of the change in fair value of the interest rate swap instruments. The three and nine months ended September 30, 2025 consist primarily of the change in fair value of the interest rate swap instruments and the embedded derivative attached to the Series A-2 preferred stock.

(3) Proceeds from a representations and warranties insurance settlement related to a previously completed acquisition.

(4) The three months ended September 30, 2026 consist primarily of third-party costs associated with a global IT migration and expenses associated with the Board-led strategic review. The nine months ended September 30, 2026 consist primarily of severance costs related to organizational restructuring of business lines within the Company's former Assessment, Permitting and Response and Remediation and Reuse segments, third-party costs associated with a global IT migration, and expenses associated with the Board-led strategic review. The three months ended September 30, 2025 consist primarily of severance costs. The nine months ended September 30, 2025 consist primarily of the aforementioned severance costs, non-recurring costs incurred to restructure the Company's renewable energy business, third party expenses associated with the independent review and analysis of assertions in a short seller report regarding the Company, and costs to centralize certain back-office functions.

The following table presents revenues by geographic location:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$159,543	$183,578	$445,320	$528,525
Canada	33,584	33,509	86,499	85,857
Other international	9,917	7,801	26,404	22,883
Total revenue	$203,044	$224,888	$558,223	$637,265

The following table presents long-lived assets by geographic location:

	September 30,	December 31,
	2026	2025
United States	$60,889	$58,590
Canada	3,609	4,311
Other international	991	952
Total property and equipment—net	$65,489	$63,853

20. RELATED-PARTY TRANSACTIONS

The Company did not have any material related party transactions during the three and nine months ended September 30, 2026 and 2025.

21. DEFINED CONTRIBUTION PLAN

On January 1, 2014, the Company established the Company's 401(k) Savings Plan (the 401(k) Savings Plan). As of September 30, 2026, and December 31, 2025, plan participants may defer up to 85.0% of their eligible wages for the year, up to the Internal Revenue Service dollar limit and catch-up contribution allowed by law. The Company provided employer matching contributions equal to 100.0% of the first 3.0% of the participant’s compensation and 50.0% of the participant’s elective deferrals that exceed 3.0% but do not exceed 5.0% of the participant’s compensation. Employer contributions under the 401(k) Savings Plan were $2.8 million and $9.2 million for the three and nine months ended September 30, 2026, respectively, and $2.6 million and $7.8 million for the three and nine months ended September 30, 2025, respectively.

22. SUBSEQUENT EVENTS

On October 1, 2026, the Company completed the acquisition of EcOz Environmental Consultants (EcOz) by acquiring 100% of its common stock. EcOz is a leading environmental consulting and advisory firm in the Northern Territory, Australia. On November 2, 2026, the Company completed the acquisition of substantially all of the assets of Permian Basin Environmental Lab, LP (Permian). Permian is a soil and water testing lab specializing in hydrocarbon and inorganic contamination analysis in Midland, TX. The total purchase price for these acquisitions was $8.8 million, which was funded with cash on hand and borrowings under the Company's revolving credit facility.

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
•
our international operations;
•
whether the objectives of the strategic review process will be achieved;
•
the terms, structure, benefits and costs of any strategic transaction; the timing of any transaction and whether any transaction will be consummated at all;
•
the risk that the board review and its announcement could have an adverse effect on our ability to retain and hire key personnel and maintain relationships with partners, suppliers, employees, shareholders and other business relationships and on its operating results and business generally;
•
the risk the board review could divert the attention and time of our management;
•
the risk of any unexpected costs or expenses resulting from the review;
•
the risk of any litigation relating to the review; and
•
additional factors discussed in our filings with the Securities and Exchange Commission, or the SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical audited and unaudited consolidated financial statements and related notes and other information included elsewhere in this filing and our other filings with the SEC, including our unaudited condensed consolidated financial statements and the accompanying notes as of and for the three and nine months ended September 30, 2026 and 2025 included in Part I, Item 1. “Financial Statements” in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section entitled “Forward-Looking Statements”, and elsewhere in this filing and our other filings with the SEC, including in Item 1A. Risk Factors in the 2025 Form 10-K and the Q1 2026 Form 10-Q.

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

Our Segments

Historically, the Company had three business segments—Assessment, Permitting and Response, Measurement and Analysis and Remediation and Reuse. Effective in the first quarter of 2026, we realigned two of our reportable segments to reflect updates made to our organizational structure and operating model. As a result of these changes, we aggregated the Assessment, Permitting and Response and Remediation and Reuse segments into a newly created Consulting and Treatment segment. Our Measurement and Analysis and corporate segments were not affected by the realignment.

We have conformed our presentation for all prior periods presented to reflect our revised segment reporting. See Notes 1 and 19 to our unaudited condensed consolidated financial statements included in Part 1, Item 1 “Financial Statements.”

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

Acquisitions

Although we did not consummate any business acquisitions as defined in the relevant accounting guidance in the three and nine months ended September 30, 2026, or the year ended December 31, 2025, we entered into an asset purchase agreement to acquire certain assets, including customer contracts, on September 15, 2026, for a purchase price of $5.1 million, and expect to continue to be, an acquisitive company. Acquisitions expanded our environmental service capabilities across our segments, our access to technology, as well as our geographic reach in the United States, Canada, and Australia. We did complete one asset acquisition in the three months ended September 30, 2026. See Notes 7 and 22 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

As a result of our acquisitions, goodwill and other intangible assets represent a significant proportion of our total assets, and amortization of intangible assets has historically been a significant expense. Our historical financial statements also include other acquisition-related costs, including costs relating to external legal support, diligence and valuation services and other transaction and integration-related matters. In addition, in any year gains and losses from changes in the fair value of business acquisition contingencies such as earn-outs could be significant. The amount of each for the three and nine months ended September 30, 2026 and 2025, was:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Amortization expense	$6,331	$7,275	$19,667	$22,991
Acquisition-related costs	151	754	369	1,790
Fair value changes in business acquisition contingencies	—	13	(697)	844

We expect that amortization of identifiable intangible assets and other acquisition-related costs, assuming we continue to acquire, will continue to be significant.

During the three months ended September 30, 2026, no contingent consideration payments were made. During the three months ended September 30, 2025, we made a contingent consideration cash payment of $1.2 million for Vandrensning.

During the nine months ended September 30, 2026, we made contingent consideration cash payments of $8.0 million and $2.8 million for Origins Laboratory, Inc and Epic Environmental Pty Ltd (Epic), respectively. During the nine months ended September 30, 2025, we made contingent consideration payments of $11.8 million, of which $1.2 million was paid in cash for Vandrensning, $4.0 million was paid in cash for Epic, and the remaining $6.6 million was paid in the Company's common stock, of which $4.8 million related to deferred consideration payments for the acquisition of Epic, and $1.8 million related to earn-out payments for SensibleIoT, LLC.

In connection with certain of our acquisitions, we expect to incur $6.2 million, and may make up to $7.0 million in aggregate earn-out payments between the years 2026 and 2027, of which up to $3.8 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $0.4 million may be paid, at our option, in cash or common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

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

Total debt, net of deferred debt issuance costs, at September 30, 2026 was $322.3 million, which was an increase of $34.0 million compared to December 31, 2025. The increase was primarily driven by an increase of $42.3 million outstanding under our revolving line of credit, partially offset by $7.5 million of quarterly term loan installment repayments made during the nine months ended September 30, 2026.

Interest expense, net was $5.6 million and $16.5 million in the three and nine months ended September 30, 2026, respectively, and $5.0 million and $14.9 million in the three and nine months ended September 30, 2025, respectively. We expect interest expense to remain a significant cost as we continue to leverage our 2025 Credit Facility to support our operations, share repurchase activity, and future acquisitions. Our 2025 Credit Facility funded a portion of the redemption of the Series A-2 Preferred Stock in April and July 2025.

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

Earnings Volatility

In addition to the impact of seasonality on earnings, our environmental emergency response business exposes us to potentially significant revenue and earnings fluctuations tied to large environmental emergency response projects following an incident or natural disaster or more broad scale events. Total revenue from emergency response related services was $17.0 million and $11.5 million for the three months ended September 30, 2026 and 2025, respectively, and $35.9 million and $73.9 million for the nine months ended September 30, 2026 and 2025, respectively. Demand for environmental emergency response services remains difficult to predict and as a result, we may have experienced revenues and earnings in prior years that are not indicative of future results, making those periods particularly difficult comparisons for future periods. Earnings volatility is also driven by the timing of large projects and significant recovery projects that follow certain large emergency response incidents, particularly in our Consulting and Treatment segment, and the impact of acquisitions. As a result of these factors, and because demand for environmental services is not driven by specific or predictable patterns in one or more fiscal quarters, our business is better assessed based on annual results.

Results of Operations

The Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues	$203,044	$224,888	$558,223	$637,265
Cost of revenues (exclusive of depreciation and amortization)	114,777	136,284	320,646	377,492
Selling, general and administrative expense	63,386	65,696	187,669	205,611
Fair value changes in business acquisition contingencies	—	13	(697)	844
Depreciation and amortization	12,599	12,958	37,932	39,015
Income from operations	12,282	9,937	12,673	14,303
Other income, net	4,541	10,761	6,412	19,084
Interest expense, net	(5,564)	(5,039)	(16,501)	(14,872)
Income before income taxes	11,259	15,659	2,584	18,515
Income tax expense	2,273	7,281	4,922	11,140
Net income (loss)	$8,986	$8,378	$(2,338)	$7,375
Series A-2 dividend payment	—	—	—	(4,150)
Net income (loss) attributable to common stockholders	$8,986	$8,378	$(2,338)	$3,225

Weighted average common shares outstanding
Basic	35,132	35,300	35,661	35,003
Diluted	38,033	39,935	35,661	39,547

Net income (loss) per share attributable to common stockholders
Basic	$0.26	$0.24	$(0.07)	$0.09
Diluted	$0.24	$0.21	$(0.07)	$0.08

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Revenues	$203,044	$224,888	$(21,844)	(9.7%)	$558,223	$637,265	$(79,042)	(12.4%)

Revenue for the three months ended September 30, 2026 decreased $21.8 million or 9.7% as compared to the three months ended September 30, 2025. The decrease was driven by a significant environmental response event in the prior year that generated $45.4 million of revenues, which did not recur in the current year, and lower Measurement and Analysis revenues of $1.9 million, partially offset by $25.5 million of higher emergency response, core consulting, recovery, and treatment revenues excluding the impact of the single event in the prior year.

Revenue for the nine months ended September 30, 2026 decreased $79.0 million or 12.4% as compared to the nine months ended September 30, 2025. The decrease was primarily driven by a significant environmental response event in the prior year that generated $99.0 million of revenues, which did not recur in the current year, and lower Measurement and Analysis revenues of $8.7 million, partially offset by $28.8 million of higher emergency response, core consulting, and recovery revenues excluding the impact of the single event in the prior year.

See “—Segment Results of Operations” below for revenue by segment analysis.

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Cost of revenues (exclusive of depreciation and amortization)	$114,777	$136,284	$(21,507)	(15.8%)	$320,646	$377,492	$(56,846)	(15.1%)
Cost of revenue as a % of revenue	56.5%	60.6%			57.4%	59.2%

Cost of revenues consists of all direct costs required to provide services, including fixed and variable direct labor costs, equipment purchases, and rental and other outside services, field and lab supplies, vehicle costs and travel-related expenses. Variable costs of revenues generally follow the same trends as revenue, while fixed costs tend to change primarily as a result of acquisitions.

Cost of revenues for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 decreased by $21.5 million or 15.8% driven primarily by the decrease in revenues. Cost of revenues as a percentage of revenue for the three months ended September 30, 2026 was 56.5%, compared to 60.6% for the three months ended September 30, 2025. This improvement was driven primarily by lower non-labor project costs as a percentage of revenues, partially offset by higher project labor costs as a percentage of revenue, both due to project mix.

Cost of revenues for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 decreased by $56.8 million or 15.1% driven primarily by the decrease in revenues. Cost of revenues as a percentage of revenue for the nine months ended September 30, 2026 was 57.4%, compared to 59.2% for the nine months ended September 30, 2025. This improvement was driven primarily by lower non-labor project costs as a percentage of revenues, partially offset by higher project labor costs as a percentage of revenue, both due to project mix.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Selling, general and administrative expense	$63,386	$65,696	$(2,310)	(3.5%)	$187,669	$205,611	$(17,942)	(8.7%)

Selling, general and administrative expense consists of general corporate overhead, including executive, legal, finance, safety, risk management, human resource, marketing and information technology related costs, as well as indirect operational costs of labor, rent, insurance and stock-based compensation.

Selling, general and administrative expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 decreased $2.3 million or 3.5% primarily due to $3.6 million in lower labor costs, which included lower bonus accruals, and a $1.4 million year-over-year change in bad debt expense due to improved collections of aged accounts receivables, partially offset by higher stock-based compensation expense of $0.4 million and higher IT expenses. Selling, general and administrative expense as a percentage of revenues increased to 31.2% from 29.2% in the comparable period primarily as a result of lower revenue.

Selling, general and administrative expense for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 decreased $17.9 million or 8.7% primarily due to $12.0 million in lower labor costs, which included lower bonus accruals, a $8.3 million year-over-year change in bad debt expense primarily driven by aged receivables from the City of Tustin in the prior year period, and lower stock-based compensation expense of $4.1 million, partially offset by a $4.7 million increase in costs, comprised of rebranding costs and higher IT expenses. Selling, general and administrative expense as a percentage of revenues increased to 33.6% from 32.3% in the comparable period primarily as a result of lower revenue.

See Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the impact of inflation on our business.

Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Depreciation and amortization	$12,599	$12,958	$(359)	(2.8%)	$37,932	$39,015	$(1,083)	(2.8%)

Depreciation and Amortization for the three and nine months ended September 30, 2026 remained relatively consistent with the three and nine months ended September 30, 2025 primarily due to the absence of significant changes in the underlying property and equipment and intangible asset base.

See Notes 5, 6, and 8 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Other income, net	$4,541	$10,761	$(6,220)	(57.8%)	$6,412	$19,084	$(12,672)	(66.4%)

Other income, net for the three months ended September 30, 2026 was primarily comprised of proceeds of $3.7 million from an insurance settlement related to a business combination and fair value gains of $1.0 million on our interest rate swaps, partially offset by fair value losses of $0.3 million on our foreign currency forward contracts. Other income, net for the three months ended September 30, 2025 was primarily comprised of a fair value gain of $10.6 million related to the Series A-2 preferred stock conversion option, partially offset by losses of $0.2 million related to a fair value adjustment on our interest rate swaps.

Other income, net for the nine months ended September 30, 2026 was primarily comprised of proceeds of $3.7 million from an insurance settlement related to a business combination, fair value gains of $2.2 million on our interest rate swaps, and $0.2 million on our foreign currency forward contracts. Other income, net for the nine months ended September 30, 2025 was primarily comprised of a fair value gain of $20.2 million related to the Series A-2 preferred stock conversion option, partially offset by losses of $1.8 million related to a fair value adjustment on our interest rate swaps.

See Notes 13 and 15 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.”

Interest Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Interest expense, net	$(5,564)	$(5,039)	$(525)	10.4%	$(16,501)	$(14,872)	$(1,629)	11.0%

Interest expense, net for the three and nine months ended September 30, 2026 increased compared to the three and nine months ended September 30, 2025 primarily due to higher debt balances during the current year periods.

Weighted average interest rates, after giving effect to the impact of the interest rate swaps, as of September 30, 2026 and September 30, 2025 were 5.6% and 5.5%, respectively. See “—Key Factors that Affect Our Business and Our Results—Financing Costs” and Notes 12 and 13 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”

Income Tax Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Income tax expense	$2,273	$7,281	$(5,008)	(68.8%)	$4,922	$11,140	$(6,218)	(55.8%)

The income tax expense for the three and nine months ended September 30, 2026 decreased compared to the three and nine months ended September 30, 2025 primarily due to the impact of available indefinite-lived deferred tax assets on the calculation of deferred income tax.

Segment Results of Operations

The Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025

The information below presents segment results in line with the new reporting segment structure effective in the first quarter of 2026. Prior year information has been recast to reflect the change in reporting segment structure.

	Three Months Ended September 30,
	2026			2025
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Consulting and Treatment	$141,984	$30,837	21.7%	$161,930	$29,848	18.4%
Measurement and Analysis	61,060	15,961	26.1	62,958	17,283	27.5
Total Reportable Segments	$203,044	$46,798	23.0%	$224,888	$47,131	21.0%
Corporate and Other		$(10,895)	(5.4)%		$(13,470)	(6.0)%

	Nine Months Ended September 30,
	2026			2025
(in thousands, except %)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)	Segment Revenues	Segment Adjusted EBITDA(1)	Segment Adjusted EBITDA Margin(2)
Consulting and Treatment	$382,168	$78,855	20.6%	$452,482	$83,932	18.5%
Measurement and Analysis	176,055	41,875	23.8	184,783	49,354	26.7
Total Reportable Segments	$558,223	$120,730	21.6%	$637,265	$133,286	20.9%
Corporate and Other		$(35,124)	(6.3)%		$(41,010)	(6.4)%

(1)
For purposes of evaluating segment profit, the Company’s Chief Operating Decision Maker reviews Segment Adjusted EBITDA as a basis for making the decisions to allocate resources and assess performance. See Note 19 to our unaudited condensed consolidated financial statements included in Part I, Item 1. “Financial Statements.”
(2)
Represents Segment Adjusted EBITDA as a percentage of segment revenues.

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	%	2026	2025	$	%
Consulting and Treatment	$141,984	$161,930	$(19,946)	(12.3)%	$382,168	$452,482	$(70,314)	(15.5)%
Measurement and Analysis	61,060	62,958	(1,898)	(3.0)	176,055	184,783	(8,728)	(4.7)
Total Reportable Segments	$203,044	$224,888	$(21,844)	(9.7)%	$558,223	$637,265	$(79,042)	(12.4)%

Consulting and Treatment segment revenues for the three months ended September 30, 2026 decreased compared to the three months ended September 30, 2025 primarily as a result of a significant environmental emergency response event in the prior year that generated $45.4 million of revenue (of which $4.7 million was environmental emergency response revenue and $40.7 million was related to recovery services), a $0.9 million decrease in revenues from European operations, which were exited in the fourth quarter of 2025, and lower renewables revenues of $0.8 million, which was wound down by the end of 2025. Excluding the impact of the significant prior-year event, Consulting and Treatment revenues for the three months ended September 30, 2026 increased by $25.5 million due to higher environmental emergency response revenues of $10.2 million, higher core consulting revenues of $5.9 million driven by growth in our United States and Australian markets, higher recovery revenues of $5.6 million, and higher treatment revenues of $3.8 million. Environmental emergency response revenues were $17.0 million in the three months ended September 30, 2026, compared to $11.5 million in the three months ended September 30, 2025.

Consulting and Treatment segment revenues for the nine months ended September 30, 2026 decreased compared to the nine months ended September 30, 2025 primarily as a result of a significant environmental emergency response event in the prior year that generated $99.0 million of revenue (of which $53.2 million was environmental emergency response revenue and $45.8 million was related to recovery services), a $2.9 million decrease in revenues from European operations, which were exited in the fourth quarter of 2025, and lower renewables revenues of $2.3 million, which was wound down by the end of 2025. Excluding the impact of the significant prior-year event, Consulting and Treatment revenues for the nine months ended September 30, 2026 increased by $28.7 million primarily due to higher environmental emergency response revenues of $15.2 million, higher core consulting revenues of $10.6 million driven by growth in our United States and Australian markets, and higher recovery revenues of $3.0 million. Environmental emergency response revenues were $35.9 million in the nine months ended September 30, 2026, compared to $73.9 million in the nine months ended September 30, 2025.

Measurement and Analysis segment revenues for the three months ended September 30, 2026 decreased compared to the three months ended September 30, 2025 primarily due to a decrease in field services revenues of $1.9 million.

Measurement and Analysis segment revenues for the nine months ended September 30, 2026 decreased compared to the nine months ended September 30, 2025 primarily due to a decrease in field services revenues of $9.6 million, which included the impact of adverse weather conditions in the first quarter of 2026 and the impact of certain temporary regulatory waivers on parts of our air testing business resulting in project delays and cancellations.

Segment Adjusted EBITDA

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except %)	2026	2025	$	Margin %	2026	2025	$	Margin %
Consulting and Treatment	$30,837	$29,848	$989	3.3%	$78,855	$83,932	$(5,077)	2.1%
Measurement and Analysis	15,961	17,283	(1,322)	(1.3)	41,875	49,354	(7,479)	(2.9)
Total Reportable Segments	$46,798	$47,131	$(333)	2.1%	$120,730	$133,286	$(12,556)	0.7%
Corporate and Other	$(10,895)	$(13,470)	$2,575		$(35,124)	$(41,010)	$5,886

Consulting and Treatment Segment Adjusted EBITDA for the three months ended September 30, 2026 increased compared to the three months ended September 30, 2025 primarily as a result of improved Segment Adjusted EBITDA margin, partially offset by lower revenues. Segment Adjusted EBITDA margin for the three months ended September 30, 2026 increased to 21.7% from 18.4% in the prior year period due to significantly higher margins in our consulting and water treatment businesses driven by project mix and improved operational efficiency in the current year period, and losses in the prior year period related to our renewables business, partially offset by decreases in high margin emergency response revenues in the current year period.

Consulting and Treatment Segment Adjusted EBITDA for the nine months ended September 30, 2026 decreased compared to the nine months ended September 30, 2025 primarily as a result of lower revenues, partially offset by improved Segment Adjusted EBITDA margin. Segment Adjusted EBITDA margin for the nine months ended September 30, 2026 increased to 20.6% from 18.5% in the prior year period due to significantly higher margins in our consulting and water treatment businesses driven by project mix and improved operational efficiency in the current year period, and losses in the prior year period related to our renewables business.

Measurement and Analysis Segment Adjusted EBITDA for the three and nine months ended September 30, 2026 decreased compared to the three and nine months ended September 30, 2025 as a result of lower revenues and lower Segment Adjusted EBITDA margin. Segment Adjusted EBITDA margin for the three and nine months ended September 30, 2026 decreased to 26.1% and 23.8%, respectively, from 27.5% and 26.7%, respectively, in the prior year periods, driven by project mix and lower operating leverage resulting from lower revenues in the current year periods.

Corporate and other costs for the three and nine months ended September 30, 2026 decreased compared to the three and nine months ended September 30, 2025 primarily due to lower bonus accrual in the current year periods, partially offset by higher IT infrastructure and marketing costs.

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

Our principal sources of liquidity have been cash generated by operating activities, borrowings under our senior secured credit facilities, other borrowing arrangements, and proceeds from the issuance of common stock. Historically, we have financed our operations and acquisitions from a combination of cash generated from operations, periodic borrowings under senior secured credit facilities, and proceeds from the issuance of common and preferred stock. Our primary cash needs are for day to day operations, to fund working capital requirements, to fund our acquisition strategy and any related cash earn-out obligations, to pay interest and principal on our indebtedness and to make capital expenditures. Historically, our cash needs also included the payment of dividends on our Series A-2 preferred stock and, more recently, we have begun repurchasing shares of common stock pursuant to our share repurchase program. Additionally, in connection with certain acquisitions, we agree to earn-out provisions and other purchase price adjustments that may require future payments. We expect to incur $6.2 million, and may make up to $7.0 million in aggregate earn-out payments between the years 2026 and 2027 in connection with certain of our acquisitions of which up to $3.8 million may be paid only in cash, up to $2.8 million may be paid only in common stock and up to $0.4 million may be paid in cash or, at our option, in common stock. See Note 7 to our unaudited condensed consolidated financial statements included in Part 1, Item 1. “Financial Statements.” As of September 30, 2026, we had $171.9 million available under the 2025 Credit Facility (after giving effect to any outstanding letters of credit, and subject to borrowing base limitations), and $20.1 million of cash on hand. In April and July 2025, we redeemed the remaining $122.2 million in aggregate stated value of the outstanding Series A-2 preferred stock using cash and borrowings under our revolving line of credit.

We expect to continue to fund our liquidity requirements, including any cash earn-out payments that may be required in connection with acquisitions, through cash generated from operations and borrowings under our 2025 Credit Facility. We believe these sources will be sufficient to fund our cash needs in the short-term and long-term.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$35,413	$55,548
Investing activities	(15,606)	(12,604)
Financing activities	(10,580)	(49,242)
Change in cash, cash equivalents and restricted cash	$9,227	$(6,298)

Operating Activities

Cash flows from operating activities can fluctuate from period-to-period as earnings, working capital needs and the timing of payments for contingent consideration, taxes, bonus payments and other operating items impact reported cash flows.

For the nine months ended September 30, 2026, net cash provided by operating activities was $35.4 million compared to $55.5 million for the nine months ended September 30, 2025. The period-over-period decrease of $20.1 million was primarily due to a higher increase in working capital of $10.9 million (comprised of an increase in working capital in the current year period of $23.7 million compared to an increase in working capital of $12.8 million in the prior year period) and a $9.7 million decrease in earnings before non-cash items.

Working capital (which excludes contingent consideration payments and changes in right-of-use assets) increased by $23.7 million in the nine months ended September 30, 2026, primarily due to 1) a decrease in accrued payroll and benefits of $17.5 million, primarily due to the payment of accrued annual bonus in March 2026 of $27.7 million, representing a $16.0 million increase compared to the prior year bonus payment due to outperformance in 2025, 2) a $13.9 million decrease in accounts payable and other accrued liabilities due to the timing of vendor payments, 3) a $2.7 million increase in prepaid expenses and other current assets primarily due to prepaid software costs, and 4) a $2.5 million increase in income tax receivable primarily due to an increase in tax refunds. These drivers were partially offset by a decrease in accounts receivable of $16.2 million due to a year-to-date decrease in revenue of $79.0 million compared to the prior-year period and a decrease in days sales outstanding due to improved collections.

Working capital increased by $12.8 million in the nine months ended September 30, 2025, primarily due to an increase in accounts receivable of $28.8 million driven by significantly higher revenues in the third quarter of 2025, and an increase in prepaid expenses and other current assets of $2.8 million, partially offset by a $12.1 million increase in accrued payroll, as a result of higher bonus accruals, and a $6.1 million increase in accounts payable and other accrued liabilities.

Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $15.6 million, primarily driven by cash paid for the purchases of property and equipment of $12.2 million, cash paid for the acquisition of assets of $5.1 million, and $2.3 million in proprietary software development costs, partially offset by proceeds from an insurance settlement related to a business combination of $3.7 million.

For the nine months ended September 30, 2025, net cash used in investing activities was $12.6 million, driven by cash paid for the purchases of property and equipment of $10.9 million and $1.8 million in proprietary software development costs.

Financing Activities

For the nine months ended September 30, 2026, net cash used in financing activities was $10.6 million. Cash used in financing activities was driven by repayments of borrowings under our 2025 Credit Facility of $285.2 million, repurchases of common stock of $30.0 million, and payments for contingent consideration of $10.8 million, partially offset by borrowing under our 2025 Credit Facility of $320.1 million.

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

Credit Facility

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

Stock Repurchase Program

On May 6, 2025, the Board of Directors approved a stock repurchase program of up to $40.0 million. The repurchase program does not have a set expiration date. During the three months ended September 30, 2026, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2026, we repurchased 1,627,763 shares of our common stock for approximately $30.0 million, inclusive of transaction fees. As of September 30, 2026, approximately $10.0 million of the authorized capacity under the repurchase program remained available for future repurchases, subject to customary restrictions, including under Delaware law and the restrictive covenants under the 2025 Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our credit facility, which bears interest at variable rates based on SOFR plus an applicable margin determined by our leverage ratio. Based on our overall interest rate exposure to variable rate debt outstanding as of September 30, 2026, which factors in our interest rate swaps on $155.0 million of debt, a 1.0% increase or decrease in interest rates on the term loan, aircraft loan, and revolving line of credit would impact our annual income (loss) before income taxes by approximately $1.7 million.

Inflation Risk

In the three and nine months ended September 30, 2026, and year ended December 31, 2025, we experienced, and continue to experience, modestly higher labor costs as a result of inflation. We believe we have successfully raised prices in businesses with short term contracts to offset these inflationary effects. We also have and are continuing to raise prices on medium term (one to four quarter) contracts as these contracts are renewed or new contracts are won, and as a result have been able to offset much of the impact of inflation to date. We expect to continue to raise prices if direct costs continue to increase, and as a result, we do not believe over a longer period of time that inflation will have a material effect on our business, financial condition or results of operations. If our costs were to become subject to additional and unanticipated significant sustained inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Foreign Exchange Risk

Foreign exchange risk exposure arises because we sell our services in Canada and Australia. Our exposure to this risk increased significantly due to our acquisitions of Paragon and Matrix in Canada and Epic in Australia. Revenues in certain foreign countries as well as certain expenses related to those revenues are transacted in currencies other than the U.S. dollar. As such, our future operating results are exposed to changes in exchange rates. When the U.S. dollar weakens against foreign currencies, the dollar value of revenues denominated in foreign currencies increases. When the U.S. dollar strengthens, the opposite situation occurs. Additionally, accounts receivable and previously invoiced amounts can be positively or negatively affected by changes in exchange rates in the course of collection. Similarly, accounts payable and other amounts denominated in foreign currencies may be affected by exchange rate fluctuations between the date the obligation is recognized, and the date payment is made. A 1.0% increase or decrease in the U.S. dollar exchange rate would impact revenues by approximately $1.6 million and would have a negligible impact on annual net income (loss).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2026, the Company did not repurchase any shares of its common stock. As of September 30, 2026, approximately $10.0 million of the authorized capacity under the $40.0 million repurchase program remained available for future repurchases, subject to customary restrictions, including under Delaware law and the restrictive covenants under our 2025 Credit Facility.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1*	Certificate of Designations of Series B Preferred Stock of Onterris, Inc.

4.1	Rights Agreement, dated as of August 5, 2026, between Onterris, Inc. and Computershare Trust Company, N.A., as rights agent.(a)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

104*	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL (included as Exhibit 101)

* Filed herewith.

** Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(a) Previously filed on August 5, 2026 as an exhibit to the Company’s Current Report on Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Onterris, Inc.

Date: November 5, 2026	By:	/s/ Allan Dicks
Allan Dicks
Chief Financial Officer